Form 10-K405
period 1996-12-31
ABINGTON BANCORP INC
filed 1997-03-31
CIK 812146

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20429

                           -------------------------

                                    FORM 10-K

                         ANNUAL REPORT SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31,1996

                           Commission File No. 0-16018
                             ABINGTON BANCORP, INC.
             (Exact name of Registrant as specified in its charter)

       Massachusetts                                         04-3334127
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

538 Bedford Street, Abington, Massachusetts                     02351
 (Address of Principal Executive Offices)                    (Zip Code)

                                 (617) 982-3200
              (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act:  None
Securities registered under Section 12(g) of the Act:
Title of Class:  Common Stock, par value $0.10 per share

Indicate by check mark whether the Registrant (together with its predecessor in interest) (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment of this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price for the Registrant's Common Stock on March 4,1997, as reported by the Nasdaq Stock Market, was $ 36,183,000.

The number of shares outstanding of the Registrant's Common Stock as of March 4,1997:1,893,238 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Information required by Part II (Items 6, 7 and 8) of this Form is incorporated by reference herein from the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 (the "Annual Report").

     Information required by Part III (Items 9 and 10) of this Form is incorporated by reference herein from the Registrant's definitive proxy statement (the "Proxy Statement") relating to the 1997 Annual Meeting of Stockholders of the Registrant.

                                     PART I

Item 1. Business

General

     Abington Bancorp, Inc. (The "Company") is a one-bank holding company which owns all of the outstanding capital stock of Abington Savings Bank ("the Bank"). Abington Bancorp, Inc. was reestablished as the Bank's holding company on January 31, 1997. Previously, the Company's predecessor, also known as Abington Bancorp, Inc. had served as the Bank's holding company from February 1988 until its dissolution in December 1992. The Company's primary business is serving as the holding company of the Bank.

     The Bank operated as a Massachusetts-chartered mutual savings bank from its incorporation in 1853 until June 1986 when the Bank converted from mutual to stock form of ownership. From December 1992 to the present, the Bank has operated as a stock-owned savings Bank.

     The Bank is engaged principally in the business of attracting deposits from the general public, borrowing funds and investing those deposits and funds. In its investments, the Bank has emphasized various types of residential and commercial real estate loans, residential construction loans, consumer loans, and investments in securities. The Bank considers its principal market area to be Plymouth County, Massachusetts; primarily Abington, Halifax, Holbrook, Kingston, Whitman, Hull, Pembroke and Holbrook, where it has banking offices, and nearby Rockland, Duxbury, Pympton, Brockton, Hanover, East Bridgewater, Plymouth, Carver, Weymouth, Bridgewater and Hanson.

     The Bank presently has three wholly-owned subsidiaries: Holt Park Place Development Corporation and Norroway Pond Development Corporation, which own properties being marketed for sale, and Abington Securities Corporation, which invests primarily in United States Government obligations and obligations of related agencies and equity securities. ABBK Corporation, which had previously invested in real estate development limited partnerships engaged in qualified housing projects was dissolved in January 1997.

     The Bank has grown from $315.1 million in assets and $202.1 million in deposits at December 31, 1992 to $487.0 million in assets and $300.4 million in deposits at December 31, 1996. Deposits in the Bank have been insured by the Federal Deposit Insurance Corporation ("FDIC") since 1975. Deposits are insured by the Bank Insurance Fund of the FDIC up to FDIC limits (generally $100,000 per depositor) and by the Depositors Insurance Fund of the Mutual Savings Central Fund, Inc. (the "Depositors Insurance Fund" or "Central Fund") for the portion of deposits in excess of that insured by the FDIC.

     On June 3, 1994, the Bank acquired Hull Co-Operative Bank ("Hull") by merger. On June 26, 1995, the Bank acquired the deposits and certain assets and other liabilities of the Holbrook branch of The First National Bank of Boston ("Holbrook"). These recent acquisitions are consistent with the Bank's ongoing strategy of planned growth which will enable the Bank to have a greater regional presence.

     In March, 1994 the Bank reinstated its policy of paying cash dividends given management's and the Board's determination that the Bank had returned to a consistently profitable level. The Bank declared a $.10 quarterly cash dividend payable in April, 1994. Since that time the Bank has declared cash dividends in each successive quarter amounting to $.10 per share.

Market Area and Offices

     The Bank considers its primary service area to be Plymouth County, Massachusetts; primarily the towns of Abington, Halifax, Kingston, Whitman, Hull, Holbrook and Pembroke, where it has banking offices, and nearby Rockland, Duxbury, Scituate, Cohasset, Plympton, Brockton, Hanover, East Bridgewater, Plymouth, Carver, Weymouth, Bridgewater and Hanson.

     The Bank has its corporate headquarters in Abington, Massachusetts, and branch offices in Abington, Halifax, Whitman, Pembroke, Kingston, Holbrook and Hull, Massachusetts. The Bank provides the full range of its services at each of these offices. An Operations Center is located in Abington. The Bank has an additional branch office at the Abington High School which is open on a part-time basis.

Lending Activities

     General. Loans currently originated and purchased for the Bank's own portfolio primarily have terms to maturity or repricing of 15 years or less, such as residential construction loans and adjustable-rate and fixed-rate mortgages on owner-occupied residential property. See "Item 7 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Liquidity and Capital Resources" for discussion of the Bank's asset-liability strategy. The Bank also originates one-year and three-year adjustable-rate mortgages on non-owner-occupied residential property as well as commercial real estate loans. In recent years, commercial real estate or commercial construction lending has not been a primary source of loan originations, although the Bank had higher levels of origination in commercial real estate loan originations in 1996 as compared to previous years and does anticipate a greater emphasis in 1997 and beyond for this type of loan origination. The Bank has stressed the origination of shorter-term 15-year fixed rate residential mortgage loans or the purchase of seasoned 15-30 year fixed rate residential mortgage loans for its own portfolio in connection with the asset/liability management of the Bank. (See "Lending Activities-Residential and Commercial Construction and Commercial Real Estate Loans.") At December 31, 1996, the

Bank's loan portfolio included $183.0 million in fixed-rate mortgage loans of which $3.2 million were held for sale.

     The Bank's net loan portfolio, including loans held for sale, totaled $299 million at December 31, 1996, representing approximately 61.4% of its total assets. The majority of the Bank's loans are secured by real estate and are made within Plymouth County, although the Bank also makes loans in other areas of Massachusetts. On occasion, the Bank makes loans outside of Massachusetts, and the Bank has purchased mortgage loans at times on properties outside of Massachusetts as well. Generally, loans purchased outside of Massachusetts are well seasoned and reflect an adequate payment history. The Bank originated $17.5 million in commercial and commercial real estate loans and $56.4 million in residential first mortgage loans during the year ended December 31, 1996. Of the latter amount, loans aggregating $38.1 million were retained for the Bank's own portfolio, of which approximately $3.2 million were held for sale at December 31, 1996, and loans aggregating $15.3 million were sold in the secondary market. As of December 31, 1996, loan commitments to potential borrowers of $10.7 million were outstanding. In addition, as of December 31, 1996, the Bank had committed to advance $2.7 million under existing construction loans, $ 6.4 million in residential loans, and $12.6 million under existing lines of credit (including home equity loans).

     Residential Loans. The Bank's current residential first mortgage loan activities concentrate primarily on origination and purchase of fixed-rate and one- and three-year adjustable-rate mortgages. The Bank currently sells in the secondary market most longer term fixed-rate and some adjustable-rate first mortgage loans on owner-occupied residential property. The Bank sells packages of loans it has originated to investors on a non-recourse basis. The Bank has generally retained the servicing rights on sold loans, although it sold approximately $4.4 million on a servicing released basis in 1996 and plans to sell the rights along with the loans at the time of origination in the future. The Bank receives annual loan servicing fees generally ranging from .25% to
 .425% of the principal balance of the loans plus all late charges. At December 31, 1996, the Bank's loan servicing portfolio amounted to $235.9 million. The Bank also originates for its own portfolio adjustable-rate and fixed-rate mortgage loans on owner- and non-owner occupied residential property, with an amortization period of up to 30 years.

     As of December 31, 1996, the outstanding balance of residential first mortgage loans totaled $236.6 million or 77.7% of the gross loans in the Bank's loan portfolio. Residential first mortgage loans are written in amounts up to 95% of value if the property is owner-occupied. Borrowers on residential first mortgage loans with a loan-to-value ratio in excess of 80% are required to carry private mortgage insurance. Adjustable-rate mortgage loans to owner occupants of one- to four-family residential property are subject to certain requirements and limitations under guidelines issued by the Massachusetts Commissioner of Banks (the "Commissioner"), including limitations on the amount and frequency of changes in interest rates.

     Home Equity Loans. The Bank offers home equity loans, which are revolving lines of credit secured by the equity in the borrower's residence. Interest rates on home equity loans are generally adjusted with movements in the prime lending rate although the Bank does offer fixed rate home equity loans. Home equity loans are currently written in amounts from $7,500 to $100,000, but generally not more than the difference between 75% of the appraised value of the property and the outstanding balance of the existing first mortgage. All home equity loans must have a current appraisal of the value of the mortgaged property at origination. At December 31, 1996, the Bank had in its portfolio approximately $16.4 million of outstanding home equity loans and unused commitments amounting to $10.7 million.

     Residential and Commercial Construction and Commercial Real Estate Loans. The Bank also originates residential construction loans and, from time to time, commercial construction and other commercial real estate loans. Most construction loans are for residential single-family dwellings. They are usually made for terms of no more than one year. In most cases, permanent financing is arranged through the Bank on properties for which the Bank has been the construction lender. At December 31, 1996, gross construction loans totaled $6.0 million, or 1.9% of the Bank's total loan portfolio.

     Commercial real estate loans generally relate to commercial property that is not owner-occupied or property which has a commercial or industrial occupant. Commercial real estate loans are generally written for maximum terms of 5 years, and interest rates on these loans generally are fixed. Currently, commercial real estate loans are written in amounts up to $3,000,000 and are generally not made outside the Massachusetts counties of Plymouth, Norfolk, Bristol and Barnstable. At December 31, 1996, the Bank had a total of $24.7 million of commercial real estate loans, or 8.1% of the Bank's total loan portfolio. The Bank plans on placing a greater emphasis on commercial real estate lending into 1997 in an attempt to expand the portfolio.

     Commercial construction and commercial real estate lending entails greater risk than residential mortgage (including residential construction) lending to owner occupants. Compared to residential mortgage loans to owner occupants, the repayment of these types of loans is more dependent on the underlying business and financial condition of the borrower and/or cash flows from leases on the subject properties and, in the case of construction loans, the economic viability of the project, and is more susceptible to adverse future developments. In recent years the Bank has not emphasized commercial real estate or commercial construction lending, primarily limiting commercial loan originations to existing Bank customers. However, in 1997, given management's belief that the regional economy has stabilized, a greater emphasis will be placed on commercial and commercial real estate loan originations.

     In the late 1980s and early 1990s, the New England economy and the region's real estate market experienced a slowdown. As a result, the completion of real estate projects planned and begun under stronger market conditions was adversely affected. This slowdown was particularly evident in the New England condominium and commercial real estate markets, where an excessive inventory had a negative impact on prices. Slower sales at lower prices, in turn, affected the ability of some developers to repay or refinance their original construction or medium-term loan arrangements. Residential housing sales have also been subject to seasonal variation with the heaviest activity occurring in the late spring, summer and early fall. Recently, in the single family home sector, prices have stabilized and properties are not taking as long to sell. The Bank cannot predict the impact on future provisions for possible loan losses current or future market conditions may have. While there is evidence of stabilization in the regional economy and in the local residential real estate markets, it is difficult to predict to what extent such stabilization will continue.

     Consumer and Commercial Loans. The Bank also makes a variety of consumer and commercial loans, such as new and used automobile and boat loans, unsecured lines of credit, education loans, and passbook and stock-secured loans. Education loans are periodically sold in the secondary market. The Bank's consumer and commercial loans totaled $19.9 million at December 31, 1996, representing 6.6% of its total loan portfolio.

     In January of 1990 the Bank commenced an indirect automobile loan program. During 1995 the Bank discontinued the indirect automobile lending product line and placed a greater emphasis on direct consumer lending as a source of consumer loan originations. The Bank intends to continue to retain ownership of its existing indirect automobile portfolio which was approximately $4.4 million as of December 31,1996.

     Composition of Loan Portfolio. The following table shows the composition of the Bank's loan portfolio by type of loan.

                                                                         At December 31,
                                          -------------------------------------------------------------------------------
                                                  1996                       1995                        1994
                                          ----------------------     ---------------------     --------------------------
                                                        Percent                   Percent                       Percent
                                                        to Gross                  to Gross                      to Gross
                                          Amount         Loans       Amount         Loans       Amount           Loans
                                          ------         -----       ------         -----       ------           -----
                                                                      (Dollars in thousands)

Mortgage loans:
  Conventional...............           $236,213          77.6%    $199,919         75.4%      $158,001         65.30%
  FHA and VA ................                322           0.1          449          0.2            606           0.3
  Second mortgages and home equity         17368           5.7       18,027          6.8         19,756           8.2
  Commercial real estate                    2478           8.1       17,622          6.6         26,961          11.1
  Construction                              5956           2.0        6,805          2.5          7,017           2.9
                                        --------          ----     --------         ----       --------         -----
   Total mortgage loans                  284,677          93.5      242,822         91.5       212,341           87.8
                                        --------          ----     --------         ----       --------         -----
Less:
  Due to borrowers on incomplete loans    (2,758)                    (2,499)                    (2,850)
  Net deferred loan fees and unearned
  discounts                                 (986)                      (940)                    (1,005)
                                        --------                   --------                   --------
   Subtotal                              280,933                    239,383                    208,486
Commercial loans:
  Unsecured lines of credit                  324           0.1          477          0.2           677            0.2
  Secured and unsecured                     4210           1.4        1,861          0.7         1,772            0.8
                                        --------          ----     --------         ----       --------         -----
   Subtotal                                4,534           1.5        2,338          0.9         2,499              1
                                        --------          ----     --------         ----       --------         -----
Consumer loans:
  Indirect automobile                      4,355           1.4       10,049          3.8        18,738            7.7
  Personal                                 1,625           0.5        1,715          0.6         1,726            0.7
  Education                                  509           0.2          728          0.3           746            0.3
  Passbook and stock secured               8,416           2.8        6,980          2.6         5,320            2.2
  Home improvement                           485           0.1          675         0 .3           599            0.3
                                        --------          ----     --------         ----       --------         -----
  Total other loans                       15,390           5.1       20,147          7.6        27,129           11.2
  Net deferred loan costs (fee)              (76)                       150         ----           395           ----
                                        --------          ----     --------                   --------
   Subtotal                               15,314                     20,297                     27,524
                                        --------                   --------                   --------
Total loans                              300,781                    262,018                    238,459
Losses
Less allowance for loan                   (1,811)                    (1,433)                    (2,845)
                                        --------                   --------                   --------
Loans, net                               298,970                    260,585                    233,614
                                        --------                   --------                   --------
Add (recapitulation):
  Due to borrowers on incomplete loans     2,758                      2,499                      2,850
  Net deferred loan fees and unearned
  discounts                                 1062                        790                        610
  Allowance for loan loss                  1,811                      1,433                      2,845
                                        --------                   --------        -----      --------          -----
  Loans, gross                          $304,601         100.0%    $265,307        100.0%     $241,919          100.0%
                                        ========         =====     ========        =====      ========          =====

                                                               At December 31,
                                            ---------------------------------------------------
                                                    1993                           1992
                                            ---------------------         ---------------------
                                                         Percent                        Percent
                                                         to Gross                      to Gross
                                            Amount         Loans          Amount         Loans
                                            ------         -----          ------         -----
                                                             (Dollars in thousands)

Mortgage loans:
  Conventional...............              $130,063         63.0%        $114,072          58.9%
  FHA and VA ................                   855          0.4            1,144           0.6
  Second mortgages and home equity           20,487          9.9           23,396          12.1
  Commercial real estate                     22,737         11.0           22,877          11.8
  Construction                                5,576          2.7            8,264           4.2
                                           --------         ----         --------          ----
   Total mortgage loans                     179,718         87.0          169,753          87.6
                                           --------         ----         --------          ----
Less:
  Due to borrowers on incomplete loans       (4,133)                       (4,629)
  Net deferred loan fees and unearned
  discounts                                    (980)                         (908)
                                           --------
   Subtotal                                 174,605                       164,216
Commercial loans:
  Unsecured lines of credit                     609          0.3              596           0.3
  Secured and unsecured                       1,790          0.9            1,528           0.8
                                           --------         ----         --------          ----
   Subtotal                                   2,399          1.2            2,124           1.1
                                           --------         ----         --------          ----
Consumer loans:
  Indirect automobile                        16,795          8.1           14,607           7.5
  Personal                                    4,881          2.4            5,144           2.7
  Education                                   1,095          0.6            2,408           0.2
  Passbook and stock secured                  1,328          0.6            1,419           0.7
  Home improvement                              297          0.1              280           0.2
                                           --------         ----         --------          ----
  Total other loans                          24,396         11.8           21,858          11.3
  Net deferred loan costs (fee)                 458         ----              382          ----
                                           --------                      --------
   Subtotal                                  24,854                        22,240
                                           --------                      --------
Total loans                                 201,858                       188,580
Losses
Less allowance for loan                      (2,051)                       (2,060)
                                           --------                      --------
Loans, net                                  199,807                       186,520
                                           --------                      --------
Add (recapitulation):
  Due to borrowers on incomplete loans        4,133                         4,629
  Net deferred loan fees and unearned
  discounts                                     522                           526
  Allowance for loan loss                     2,051                         2,060
                                           --------        -----         --------         -----
  Loans, gross                             $206,511        100.0%        $193,735         100.0%
                                           ========        =====         ========         =====

     Origination and Underwriting. Residential and consumer loan originations are developed by the Bank's officers and lending personnel from a number of sources, including referrals from branches, realtors, builders, attorneys, customers and Directors. The Bank employs three retail loan representatives who are paid a base salary plus incentives for consumer and residential loans originated for the Bank. Consumer loan services are also solicited by direct mail to existing customers. Advertising media is also used to promote loans.

     Commercial loan origination and underwriting: Loan originations are developed by the Bank's officers and lending personnel from a number of sources, including referrals from attorneys, CPAs, customers, realtors, direct solicitation and Directors. The bank employs four loan officers who are paid a salary and performance bonus. Loans originated by these officers are maintained in the Commercial Loan portfolio.

     Applications for all types of loans offered by the Bank are taken at all of the Bank's offices and referred to the Bank's Abington loan center or commercial loan division for processing. The Bank's loan underwriting process varies somewhat with the type of the loan, but generally includes the use of credit applications, property appraisals and verification of an applicant's credit history, and analysis of financial statements, employment and banking relationships to the extent management deems appropriate in the circumstances.

     In general, all loans (or total borrower indebtedness) in excess of the loan authorities of individual officers up to $750,000 requires the signature of the Senior Vice President of business Banking. For loans up to $ 1 million in addition to the prior signatures mentioned, the President of the Bank must also approve the loan. Loans over $1 million require the approval of the Executive Committee of the Bank's Board of Directors, up to a maximum of $3 million. Loans or total indebtedness in excess of $3 million require the approval of the Board of Directors.

     Commercial Loans to bank insiders are subject to different approval procedures. All loans to Directors must be approved by the full Board of Directors. Commercial Loans are prohibited to Executive officers, officers or employees of the Bank. Any loan request by a Director (or related interest of a Director) where the director is defined as an officer or owns stock in that entity, or is in a policy decision position or can exert control) regardless of amount requires the approval of the full Board of Directors, after review by management, with the Director in question absent from the meeting during the discussion and voting on the proposal.

     The Bank currently receives origination fees on most new first mortgage loans which it originates. Fees to cover the costs of appraisals and credit reports are also collected. In addition, the Bank collects late charges on real estate loans.

     It is the Bank's policy to require on-site inspections before releasing funds on construction loans. Inspections on construction loans are generally performed by third-party inspectors.

     In most cases, the Bank requires the residential first mortgage loans it originates to meet Federal National Mortgage Association and Federal Home Loan Mortgage Corporation standards in order to provide for the flexibility to sell such loans in the secondary market.

     The following table shows the Bank's loans by maturity or repricing interval at December 31, 1996.

                                    Within      1 - 5       Over 5
                                     1 Year     Years       Years       Total
                                    -------     -----       ------      -----
                                             (Dollars in Thousands)

Conventional mortgages.............. $57,869    $109,556    $68,224    $235,649
Commercial real estate loans........  13,612      11,106         --      24,718
Second mortgages and home equity....  12,989       2,861      1,518      17,368
Construction, net ..................   3,198          --         --       3,198
Commercial loans....................   4,534          --         --       4,534
Other loans.........................   6,867       8,447         --      15,314
                                     -------    --------    -------    --------
Total                                $99,069    $131,970    $69,742    $300,781
                                     =======    ========    =======    ========
   Percent of total                     32.9%       43.9%      23.2%      100.0%

     The following table shows the composition of fixed-rate and adjustable-rate loans, excluding $15.3 million in other loans, as set forth above by maturity or repricing interval at December 31, 1996.

                                       Within      1 - 5    Over 5
                                       1 Year      Years     Years       Total
                                       -------     -----     ------      -----
                                             (Dollars in Thousands)
Fixed-rate residential
   mortgages ........................   $29,641   $ 80,462   $69,742   $179,845
Construction loans,
   net - all fixed ..................     3,198       --        --        3,198
Adjustable-rate residential
   mortgages ........................    41,217     31,955      --       73,172
Commercial real estate
   loans - all variable rate ........    13,612     11,106      --       24,718
Commercial loans - all
   variable rate ....................     4,534                           4,534
                                        -------   --------   -------   --------
Total fixed and
   adjustable-rate loans.............   $92,202   $123,523   $69,742   $285,467
                                        =======   ========   =======   ========

     Non-performing Assets. The Bank attempts to manage its loan portfolio so as to recognize problem loans at an early point in order to manage each situation and thereby minimize losses. The Bank generally commences internal collection efforts once a loan payment is more than 15 days past due. Interest on loans is generally not accrued such interest is not paid for a three month period and/or in the judgment of management, the collectibility of the principal or interest becomes doubtful. When a loan is placed on a non-accrual status, all interest previously accrued but not collected is reversed against interest income in the current period. Interest income is subsequently recognized only to the extent that cash payments are received. Those loans that continue to accrue interest after reaching a three month delinquency status generally include only consumer loans, although, on occasion, some residential mortgage loans have been included. Real estate acquired by foreclosure and other real estate owned is stated at the lower of the carrying value of the underlying loan or the estimated fair value less estimated selling costs. For further discussion of non-performing assets, see "Item 7 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations..

     During 1995, the Bank's management and Board of Directors evaluated the feasibility of a sale, at a discount, of a group of approximately $9.2 million of non-performing and high maintenance loans. The loans consisted of approximately $5.7 million of loans which were on non-accrual and certain other loans which, although performing, were expected to require a higher than average level of attention and out of pocket costs in order to maintain performance and/or to potentially foreclose upon or workout. The Bank entered into a definitive agreement with a third party to sell the loans, and consummated the transaction during the fourth quarter of 1995. Those loans were sold at approximately 64% of par. The loss associated with this sale was reflected as a charge-off to the allowance for possible loan losses which necessitated an additional provision for possible loan losses of $1,654,000 in 1995.

     At December 31, 1996, non-performing assets were .3% of total assets, compared with .4% and 1.6% at December 31, 1995 and 1994, respectively.

     The following table sets forth non-performing assets at the dates indicated:

                                                    At December 31,
                                       ---------------------------------------
                                       1996     1995     1994     1993    1992
                                       ----     ----     ----     ----    ----
                                                (Dollars in thousands)
Loans accounted for on a
non-accrual basis- impaired .......   $1,028   $  485   $5,249   $4,957  $ 7,239
Accruing loans past
due 90 days or more
as to principal or interest .......      144      243      153      322      195
                                      ------   ------   ------   ------  -------
Total non-performing
loans .............................    1,172      728    5,402    5,279    7,434

Real estate acquired by
foreclosure and other
real estate owned .................      500    1,070    1,272    2,561    3,394
                                      ------   ------   ------   ------  -------
Total non-performing
assets ............................   $1,672   $1,798   $6,674   $7,840  $10,828
                                      ======   ======   ======   ======  =======

     Impaired loans totaling $314,000 and $114,000, at December 31, 1996 and 1995, respectively, required an allocation of $97,000 and $35,000 respectively of the allowance for possible loan losses. The remaining impaired loans did not require any allocation of the reserve for possible loan losses.

     The average balance of impaired loans was approximately $721,000 and 3,733,000 in 1996 and 1995, respectively. The total amount of interest income recognized on impaired loans during 1996 and 1995 was approximately $48,500 and $284,000, which approximated the amount of cash received for interest during that period. The Bank has no commitments to lend additional funds to borrowers whose loans have been deemed to be impaired.

     If non-performing loans had been paying in accordance with their original terms, approximately $297,000 of additional interest income would have been recorded in 1994. During the year ended December 31, 1994, $147,000 was actually recognized in interest income on loans accounted for on a non-accrual basis, respectively.

Allowance for Possible Loan Losses. The following table summarizes changes in the allowance for possible loan losses and other selected statistics for the years indicated:

                                                              Years Ended December 31,
                                              ----------------------------------------------------
                                              1996         1995       1994        1993        1992
                                              ----         ----       ----        ----        ----
                                                               (Dollars in thousands)
 Balance, beginning of year                 $  1,433    $  2,845    $  2,051    $  2,060    $  1,964
 Loans charged off:
    Real estate - residential                     48       1,090         245          30         344
    Real estate - commercial                    --         2,496          88         687         369
    Real estate - construction                  --          --          --          --          --
Commercial                                      --            18          22        --            54
Consumer                                          47         273          66          64         100
                                            --------    --------       -----       -----      ------
                                                 295       3,877         421         781         867
                                            --------    --------       -----       -----      ------
 Loan recoveries:
     Real estate - residential                    17          32        --             9           5
     Real estate - commercial                    120         145           1          14           3
     Real estate - construction                 --          --             6        --          --
Consumer                                          56          55          16          21          25
Commercial                                      --          --             5           8        --
                                            --------    --------       -----       -----      ------
                                                 193         232          28          52          33
                                            --------    --------       -----       -----      ------
Net charge-offs                                  102       3,645         393         729         834
                                            --------    --------       -----       -----      ------
Reserves acquired from Hull                     --          --           577        --          --

Provision charged to operations                  480       2,233         610         720         930
                                            --------    --------       -----       -----      ------
Balance, end of year                        $  1,811    $  1,433    $  2,845    $  2,051    $  2,060
                                            ========    ========    ========    ========    ========
Average loans out standing, net             $282,530    $243,949    $222,313    $191,502    $177,952
                                            ========    ========    ========    ========    ========
Ratio of net charge-offs to average
loans outstanding, net                           .04%       1.49%        .18%        .38%        .47%
                                            ========    ========    ========    ========    ========
Ratio of allowance for possible loan
losses to gross loans at year end                .60%        .55%       1.18%        .99%       1.06%
                                            ========    ========    ========    ========    ========
Ratio of allowance for possible loan
losses to non-performing loans                154.52%     196.84%      52.67%      38.85%      27.71%
                                            ========    ========    ========    ========    ========

     The following table summarizes the allocation of the allowance for possible loan losses for the years indicated:

                                                                      At December 31,
                                   1996                 1995               1994                  1993                  1992
                             -----------------    ------------------  ---------------      -----------------      -----------------
                                      Percent               Percent           Percent                Percent               Percent
                                      of loans              of loans          of loans               of loans              of loans
                                      to gross              to gross          to gross               to gross              to gross
                             Amount    loans     Amount      loans     Amount  loans       Amount      loans       Amount    loans
                             ------    -----     ------      -----     ------  -----       ------      -----       ------    -----
                                                                   (Dollars in thousands)

Real estate - residential      $92      83.5%      $245       82.4%    $ 348     73.8%     $ 257       73.3%        $189     71.6%
Real estate - commercial         5       8.1         50        6.6       433     11.1        257       11.0          483     11.8
Real estate - construction       -       1.9          -        2.5         -      2.9          -        2.7            -      4.2
Commercial                       -       1.5          -         .9         -      1.0          -        1.2            -      1.1
Consumer                        75       5.0         25        7.6       175     11.2        200       11.8            91    11.3
Unallocated                  1,639       N/A      1,113        N/A     1,889      N/A      1,337       N /A         1,297     N/A
                            ------      ----     ------      -----    ------    -----      -----       ----       -------   -----
   Total                    $1,811     100.0%    $1,433      100.0%   $2,845    100.0%     2,051      100.0%      $12,060   100.0%
                            ======     =====     ======      =====    ======    =====      =====      =====       =======   =====

     The Bank establishes its allowance for loan losses primarily through periodic credit reviews. The Bank assigns loans to risk categories based on the type of loan and its classification under current regulatory guidelines.
Each category is assessed for risk of loss based on a variety of factors, including, without limitation, historical experience and management's judgment of the credits making up the category, the level of loans on non-accrual status, strength or weakness of real estate markets and other delinquency factors. The allowance for possible loan losses is allocated among certain risk categories based upon specific loans as to which the Bank allocates reserves. The unallocated reserves are comprised of general reserves assigned to various risk categories based upon various factors including net charge-off history. The unallocated reserve also includes a difference between the general and allocated reserves and total reserve. The Bank considers commercial real estate and commercial loans to have a higher risk of loss than residential mortgage loans. Second mortgage and home equity loans also represent a higher risk than first mortgage residential loans.

     The Bank's provision for possible loan losses in 1996 was $480,000, compared to $2,233,000 and $610,000 in 1995 and 1994, respectively. The provision for 1996 decreased in comparison to 1995 due to the sale of certain non-performing and high maintenance loans in 1995. The loss associated with that sale was reflected as a charge-off to the allowance for possible loan losses with an associated special provision for possible loan losses of $1,654,000. The remaining $480,000 provision for possible loan losses was due to, among other factors, growth in the Bank's loan portfolio, and management's and the Board of Directors' assessment of the risk of the types of loans being originated in 1996, including commercial real estate. The Bank views the level of delinquent loans, which improved during 1995 and 1996, as one of the more important factors in determining the allowance for loan losses. The New England real estate market has shown some signs of recovery.

     The Bank is continuing to stress commercial loans in 1997 in order to alter the risk profile of it's asset base. As a result, a continuation of provisions to its loan loss reserve during 1997 is warranted.

     Uncertainties regarding future events, particularly in light of the current New England economy and slowly recovering regional real estate market, could result in additional future charge-offs, changes in the levels of the allowance for loan losses and loans on non-accrual.

Investment Activities

     The Bank's investment portfolio is currently managed by the Bank's Executive Vice President with the assistance of an investment advisor in accordance with an investment policy established by the Board of Directors. The Bank's investments are subject to the laws of the Commonwealth of Massachusetts, including regulations of the Commissioner, and certain provisions of the federal law.

     The following table sets forth certain information regarding the carrying value of the Bank's investment portfolio, excluding mortgage-backed securities and Federal Home Loan Bank stock:
                                                    At December 31,
                                              ----------------------------
                                               1996       1995       1994
                                               ----       ----       ----
                                                 (Dollars in thousands)
Short-term investments ....................   $    77    $    73    $    67
Federal funds sold ........................        75         75         75
                                              -------    -------    -------
Total .....................................   $   152    $   148    $   142
                                              =======    =======    =======
Percent of total assets ...................       .03%       .03%       .03%
Investment securities:
  U. S. Government and federal
  agency obligations,  not at
  market in 1994 or 1993 ..................   $18,498    $17,719    $13,387
Other bonds and obligations, not
  at market in 1994 .......................     1,138      5,221      7,261
                                              -------    -------    -------
Subtotal ..................................    19,636     22,940     20,648
Marketable equity securities, at market ...     4,411      3,004        281
                                              -------    -------    -------
Total investment securities ...............   $24,047    $25,944    $20,929
                                              =======    =======    =======
Percent of total assets ...................     4.9 %      5.6 %        5.0%

     A schedule of the maturity distribution of investment securities held by the Bank, other than equity securities and FHLB stock, and the related weighted average yield, at December 31, 1996 follows:


                                        Within one            After one but           After five but             After ten
                                          year              within five years       within ten years              years
                                    ------------------    ---------------------   ---------------------     --------------------
                                    Amor-     Weighted     Amor-       Weighted     Amor-      Weighted       Amor-    Weighted
                                    tized     Average      tized       Average     tized       Average       tized      Average
                                    Cost      Yield        Cost         Yield       Cost        Yield         Cost      Yield
                                    -----    ---------    -----       ---------   -------     ---------      ------    ---------
                                                                    (Dollars in thousands)
U. S. Government and
 federal agency
 obligations...................      $-          -%       $2,392         5.77%     $11,914       8.07%       $4,192      7.02%
Other bonds and obligations....       -          -         1,138         9.47            -          -             -         -
                                    -----     -----       ------         ----      -------       ----        ------      ----
     Total                           $-          -%       $3,530         6.96%     $11,914       8.07%       $1,492      7.02%
                                    =====     =====       ======         ====      =======       ====        ======      ====

     At December 31, 1996, the Bank had two mortgage backed securities which had a total amortized cost of $13,981,000, each of which individually had a book value in excess of ten percent of stockholders' equity, and were not obligations of the U. S. Government or federal agencies.

Sources of Funds

     General. Deposits and borrowings are the Bank's primary sources of funds for investment. The Bank also derives funds from operations, amortization and prepayments of loans and sales of assets. Deposit flows vary significantly and are influenced by prevailing interest rates, money market conditions, economic conditions, location of Bank offices and competition.

     Deposits. Most of the Bank's deposits are derived from customers who work or reside in the Bank's primary service area. The Bank's deposits consist of passbook savings accounts, special notice accounts, NOW accounts, money market deposit accounts, club accounts, money market certificates, negotiated rate certificates and term deposit certificates. The Bank also offers Individual Retirement Accounts, which currently include a one-year variable rate account with monthly interest rate adjustments, a 2.5 year fixed-rate account, or a 3- or 4-year fixed-rate account. In addition, the Bank currently offers non-interest NOW accounts for commercial customers and individuals. Although in previous years the Bank has solicited brokered deposits, at December 31, 1996 there were no such deposits.

     At December 31, 1996, the Bank's outstanding certificates of deposit with balances in excess of $100,000 are scheduled to mature as follows:

                                               (In thousands)
Three months or less                               $6,889
Over three to six months                           4,036
Over six to twelve months                          4,501
Over twelve months                                 7,879
                                                 -------
                                                 $23,305
                                                 =======

     For information regarding the average amounts of and rates paid on deposit liabilities, see "Item 7 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations--Liquidity and Capital Resources."

     Borrowings. For a discussion of borrowings, see "Item 8 - Notes 9 and 10 to the Consolidated Financial Statements" and "Item 7 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of
Operations--Liquidity and Capital Resources".

     Interest Rate Hedge Strategy. For a discussion of the Bank's interest rate hedge strategy, see "Item 8 - Note 5 to the Consolidated Financial Statements" and "Item 7 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations--Liquidity and Capital Resources".

Other Activities

     Savings Bank Life Insurance. The Bank sells savings bank life insurance as an agent but not as an issuer.

     Other. At each of its banking locations, the Bank offers safe deposit box services, an automated teller machine and drive-up banking services. The Bank also provides its borrowers the opportunity to purchase life, accident and disability insurance. The Bank offers investment services to its customers through FISCO Equity, Inc., a broker-dealer, which is an affiliated company of Financial Insurance Services, Inc., a Rhode Island-based company which does business in Massachusetts as FIS Insurance Agency, Inc. Fees are paid to the Bank based upon referrals of Bank customers to FISCO Equity, Inc. to purchase alternative investments, regardless of whether or not a sale is made to the customer.

Supervision and Regulation

     As an FDIC-insured, state-chartered bank, the Bank is subject to supervision and regulation by the Commissioner and the FDIC and is subject to periodic examination. The Company is subject to regulation and supervision of the Federal Reserve as a bank holding Company.

Competition

     The Bank faces substantial competition both in attracting deposits and in originating loans.

     Competition in originating loans comes generally from other thrift institutions, commercial banks, finance companies, insurance companies, other institutional lenders and mortgage companies. The Bank competes for loans principally on the basis of interest rates and loan fees, the types of loans originated, service and geographic location.

     In attracting deposits, the Bank's primary competitors are other savings banks, commercial banks and co-operative banks, credit unions, and money market mutual funds. Other competition for deposits comes from government securities as investments. The Bank's attraction and retention of deposits depends on its ability to provide investment opportunities that satisfy the requirements of investors with respect to rate of return, liquidity, risk and other factors. The Bank attracts a significant amount of its deposits from the communities in which its offices are located, and, accordingly, competition for these deposits comes principally from other thrift institutions and commercial banks located in the same geographic areas. The Bank competes for these deposits by attempting to offer competitive rates, convenient branch locations, and convenient business hours and by attempting to build an active, civic-spirited image in these communities.

     Financial institutions that are not now located within the Bank's market area may find entry in the Bank's market area attractive. Such entry could have an adverse effect on the Bank's growth or profitability. The Bank's potential competitors may have substantially greater financial and other resources than the Bank. In addition, increased competition for deposits has had an impact on the rates which the Bank pays on certificates of deposit.

Employees

     As of December 31, 1996, the Bank had 109 full-time employees, consisting of 30 full-time officers and 79 full-time non-officers, as well as 79 part-time employees. None of the Bank's employees is represented by a union or other labor organization. The Bank provides its employees with a comprehensive range of employee benefit programs. Management believes that its employee relations are good.

Item 2. Properties.

     The following table sets forth certain information relating to real estate owned or leased by the Bank at December 31, 1996.

                                                       Original        Lease
                               Year     Owned           Lease         Renewal
                              Opened  or Leased          Term         Option
                              ------  ---------          ----         ------

Main Office:
  533 Washington St.
  Abington, MA                 1929      Owned             -            -

Branches:
  319 Monponsett Street
  Halifax, MA                  1975      Owned             -            -

  584 Washington St.
  Whitman, MA                  1992      Owned             -            -

  157 Summer Street
  Kingston, MA                 1995      Leased         20 years     10 years

  175 Center Street
  Pembroke, MA                 1992      Owned             -            -

  523 Nantasket Ave.
  Hull, MA                     1994      Leased         15 years        -

  778 S. Franklin St.
  Holbrook MA                  1995      Leased         10 years     2-5 years

Loan Center:
  536 Washington St.
  Abington, MA                 1989      Owned             -            -

Corporate Office:
  538 Bedford St.
  Abington, MA                 1995     Leased         2 Years      2 Years


Item 3. Legal Proceedings

     On or about April 10, 1996, a civil action entitled Merrill Lynch Mortgage Capital, Inc. v. Abington Savings Bank, Spires Financial, L.P. and Geoffrey Lawes, Docket No. MRS-L-1169-96, was filed in the Law Division of the Superior Court of New Jersey, venued in Morris County. The Complaint named the Bank as a defendant, along with the Bank's alleged financial broker, Spires Financial, L.P. ("Spires") and an employee of Spires, Geoffrey Lawes ("Lawes").

     The complaint alleged, among other things, that (1) Spires and/or Lawes, as agent for the Bank, entered into a binding agreement with the plaintiff on February 28, 1996 under which the bank agreed to purchase from the plaintiff a pool of conventional adjustable rate mortgage loans having an unpaid principal balance of approximately $34,000,000 as of March 4,1996 and (2) the bank subsequently refused to close on the alleged contract. Plaintiff seeks damages of no less than 530,000 against the Bank on the grounds that the Bank breached its alleged contract.

     The Bank has denied the existence of the alleged contract and agency relationship, has asserted various affirmative defenses and has filed indemnification claims against the defendants and several third-parties associated with the defendants.

     The Bank is a defendant in various other legal claims incident to its business, none of which is believed by management, based on the advice of legal counsel, to be material to the consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)  Date of meeting and whether it was an annual or special meeting.

     Prior to the consummation of the formation of the Company as the holding company of the Bank on January 31, 1997, the Bank owned all of the issued and outstanding shares of the Company. A Special Meeting of Stockholders of the Bank (i.e., the predecessor to the Company) was held on December 11, 1996 (the "Meeting").

(b)  Election of Director. Not applicable.

(c) Other matters voted upon at the meeting and the number of affirmative votes and the number of negative votes case with respect to each such matter.

     At the Meeting, stockholders were asked to vote upon the appoval of the Plan of Reorganization and Acquisition dated October 15, 1996 (the "Plan") between the Bank and the Company. Pursuant to the Plan, on January 31, 1997, the Bank became a wholly owned subsidiary of the Company and each issued and outstanding share of common stock of the Bank, par value $0.10 per share (other than shares held by stockholders, if any , exercising dissenters' rights), was converted into and exchanged for one share of common stock of the Company, par value $0.10 per share and the shares of the Company's common stock which were outstanding and held by the Bank were cancelled. At the meeting, 1,399,832 shares were voted in favor of the Plan, 101,077 shares voted against and 15,755 shares abstained from voting.

(d) Describe the terms of any settlement between the Bank and other participant.

     Not applicable.

                                     PART II

Item. 5 Market for Registrant's Common Equity and Related Stock Holder Matters

     The common stock of the Bank is currently listed on the Nasdaq Stock Market National Market System (NMS) under the symbol "ABBK".

     The table below sets forth the range of high and low sales prices for the stock of the Bank for the quarters indicated. Market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     Transactions through January 31,1997 are for common stock of the Bank. Transactions after that date are for common stock of the Company.

                                           Price                  Dividends
                                  High               Low          Declared
                                  ----               ---          --------
       1997
    1st quarter                   23                  19              $-
(through March 4, 1997)

       1996
    4th quarter                   21 3/4              16 7/8         $.10
    3rd quarter                   18                  15 1/2         $.10
    2nd quarter                   16 1/4              14 1/2         $.10
    1st quarter                   17 3/4              15 7/16        $.10

       1995
    4th quarter                   19                  15 1/2         $.10
    3rd quarter                   17                  13 1/2         $.10
    2nd quarter                   15 1/8              12 1/2         $.10
    1st quarter                   15                  12             $.10

       1994
    4th quarter                   15 1/2              11 3/4         $.10
    3rd quarter                   19 1/4              13 3/4         $.10
    2nd quarter                   16 1/4              11 1/4         $.10
    1st quarter                   12 1/2              10 1/4         $.10


     As of March 4,1997, the Bank had approximately 841 stockholders of record who held 1,893,238 outstanding shares of the Bank's Common Stock. The number of stockholders indicated does not reflect the number of persons or entities who hold their common stock in nominee or "street" name through various brokerage firms. If all of such persons are included, the Company believes that there are approximately

1,916 beneficial owners of the Company's common stock.

Item 6. Selected Financial Data

     Information required by Item 6 of this Form is incorporated by reference herein from the section of the Company's Annual Report entitled "Financial Highlights."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information required by Item 7 of this Form is incorporated by reference herein from the section of the Company's Annual Report entitled "Management's Discussion and Analysis". Certain Guide 3 information which is required by Item 7 is included in Item 1 of this Report.

Item 8. Financial Statements and Supplementary Data

     Information required by Item 8 of this Form is incorporated by reference from the sections of the Company's Annual Report entitled Report of Independent Public Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants or Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information required by Item 10 of this Form is incorporated by reference herein from the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders of the Company.

Item 11. Executive Compensation

     Information required by Item 11 of this Form is incorporated by reference herein from the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information required by item 12 of this form is incorporated by reference herein from the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders of the Company.

Item 13. Certain Relationships and Related Transactions.

     None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Contents

          1) Financial Statements. See Part II Item 8 of this Report.

          2) Financial Statement Schedules. The following consolidated financial schedules of the Bank are included in response to Part II, Item 8 of this
     Report:

          Schedule I - See Note 4 to the Consolidated Financial Statements.

          Schedule II - See Note 5 to the Consolidated Financial Statements.

          Schedule III - See Note 5 to the Consolidated Financial Statements.

          Schedule IV - See Note 6 to the Consolidated Financial Statements.

          Schedule VI - See Note 5 to the Consolidated Financial Statements.

     3) Exhibits

          2.1 Plan of Reorganization and Acquisition dated as of October 15, 1996 between the Company and Abington Savings Bank incorporated by reference to the Company's Registration Statement on Form 8-A, effective January 13, 1997.

          3.1 Articles of Organization of the Company incorporated by reference to the Company's Registration Statement on Form 8-A, effective January 13,1997.

          3.2 By-laws of the Company, incorporated by reference to the Company's Registration Statement on Form 8-A, effective January 13,1997.

          4.1 Specimen stock certificate for the Company's Common Stock incorporated by reference to the Company's Registration statement on Form 8-A, effective January 13, 1997.

          *10.1 Amended and Restated Special Termination Agreement dated as of January 31, 1997 among the Company, the Bank and James P. McDonough.

          *10.2 Amended and restated Special Termination Agreement dated as of January 31,1997 among the Company, the Bank and Edward J. Merritt.

          *10.3 Amended and Restated Special Termination Agreement dated as of January 31, 1997 among the Company, the Bank and Donna L. Thaxter.

          *10.4 Amended and Restated Special Termination Agreement dated as of January 31, 1997 among the Company, the Bank and Mario A. Berlinghieri.

          *10.5 Abington Bancorp, Inc. Incentive and Nonqualified Stock Option Plan, as amended and restated to reflect holding company formation.

          *10.6   Executive Incentive Compensation Plan dated March 1993.

          *10.7   Long Term Performance Incentive Plan dated November 18, 1993.

           10.8 Lease for office space located at 538 Bedford Street, Abington,

                  Massachusetts, used for the Bank's principal and administrative offices dated January 1, 1996. Northeast Terminal Associates, Limited owns the property. Dennis E. Barry and Joseph L. Barry, Jr., who beneficially own more than 5% of the Bank's Common Stock, are the principal beneficial owners of Northeast Terminal Associates, Limited.

          10.9 Dividend Reinvestment and Stock Purchase Plan is incorporated by reference herein from the Company's Registration statement on Form S-3 effective January 31, 1997.

          11.1 A statement regarding the computation of earnings per share is included in Item 8 of this Report.

          13.1 Annual Report to Stockholders for the Year Ended December 31, 1996 which is furnished for the information of the Securities and Exchange Commission only and is not deemed to be "filed" as part of this Report except to the extent expressly incorporated by reference herein.

          21.1    Subsidiaries of the Bank.

          23.1    Consent of Accountants.

          24.1    A Power of Attorney is included on the signature page.

          27.1    Financial Data Schedule.

     (b) Reports on Form 8-K.

     Abington Savings Bank filed no reports on Form F-3 (the equivalent of Form 8-K) during the fourth quarter of 1996.

------------
 * Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ABINGTON BANCORP, INC.

Date:  March 20, 1997

                                       By: /s/ James P. McDonough
                                         ---------------------------------
                                          James P. McDonough
                                          President and Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints James P. McDonough, his true and lawful attorney-in-fact and agent with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Form 10-K, and to file the same, will all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing which he may deem necessary or advisable to be done in connection with this Form 10-K, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any substitute may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the Registrant and in the capacities and on the dates indicated.

       Name                    Title                                  Date
       ----                    -----                                  ----

/s/ James P. McDonough     President and                          March 20, 1997
----------------------     Chief Executive Officer;
James P. McDonough         Director (Principal
                           Executive Officer)

/s/ Edward J. Merritt          Treasurer                          March 20, 1997
--------------------------     (Principal Financial Officer)
Edward J. Merritt

/s/ Robert M. Lallo                                               March 20, 1997
--------------------------     (Principal Accounting
Robert M. Lallo                Officer)

/s/ Robert J. Armstrong
--------------------------     Director                           March 20, 1997
Robert J. Armstrong

/s/ Bruce G. Atwood
--------------------------     Director                           March 20, 1997
Bruce G. Atwood

/s/ William F. Borhek
--------------------------     Director                           March 20, 1997
William F. Borhek

/s/ Ralph B. Carver
--------------------------     Director                           March 20, 1997
Ralph B. Carver, Jr.

/s/ Joel S. Geller
--------------------------     Director                           March 20, 1997
Joel S. Geller

/s/ Rodney D. Henrikson
--------------------------     Director                           March 20, 1997
Rodney D. Henrikson

/s/ A. Stanley Littlefield
--------------------------     Director                           March 20, 1997
A. Stanley Littlefield

/s/ Jay Timothy Noonan
--------------------------     Director                           March 20, 1997
Jay Timothy Noonan


--------------------------     Director                           March 20, 1997
Gordon N. Sanderson

/s/ James J. Slattery
-----------------------     Director                              March 20, 1997
James J. Slattery

/s/ Wayne P. Smith
-----------------------     Director                              March 20, 1997
Wayne P. Smith

                                INDEX TO EXHIBITS


          2.1 Plan of Reorganization and Acquisition dated as of October 15, 1996 between the Company and Abington Savings Bank incorporated by reference to the Company's Registration Statement on Form 8-A, effective January 13, 1997..

          3.1 Articles of Organization of the Company incorporated by reference to the Company's Registration Statement on Form 8-A, effective January 13, 1997.

          3.2 By-laws of the Company, incorporated by reference to the Company's Registration Statement on Form 8-A, effective January 13, 1997.

          4.1 Specimen stock certificate for the Company's Common Stock incorporated by reference to the Company's Registration Statement on Form 8-A, effective January 13, 1997.

          *10.1 Amended and Restated Special Termination Agreement dated as of January 31, 1997 among the Company, the Bank and James P. McDonough.

          *10.2 Amended and restated Special Termination Agreement dated as of January 31, 1997 among the Company, the Bank and Edward J. Merritt.

          *10.3 Amended and Restated Special Termination Agreement dated as of January 31, 1997 among the Company, the Bank and Donna L. Thaxter.

          *10.4 Amended and Restated Special Termination Agreement dated as of January 31, 1997 among the Company, the Bank and Mario A. Berlinghieri.

          *10.5 Abington Bancorp, Inc. Incentive and Nonqualified Stock Option Plan, as amended and restated to reflect holding company formation.

          *10.6   Executive Incentive Compensation Plan dated March 1993.

          *10.7   Long Term Performance Incentive Plan dated November 18, 1993.

           10.8 Lease for office space located at 538 Bedford Street, Abington, Massachusetts, used for the Bank's principal and administrative offices dated January 1, 1996. Northeast Terminal Associates, Limited owns the property. Dennis E. Barry and Joseph L. Barry, Jr., who beneficially own more than 5% of the Bank's Common Stock, are the principal beneficial owners of Northeast Terminal Associates, Limited.

          10.9 Dividend Reinvestment and Stock Purchase Plan is incorporated by reference herein from the Company's Registration Statement on Form S-3 effective January 31, 1997.

          11.1 A statement regarding the computation of earnings per share is included in Item 8 of this Report.

          13.1 Annual Report to Stockholders for the Year Ended December 31, 1996 which is furnished for the information of the Securities and Exchange Commission only and is not deemed to be "filed" as part of this Report except to the extent expressly incorporated by reference herein.

          21.1    Subsidiaries of the Bank.

          23.1    Consent of Accountants.

          24.1    A Power of Attorney is included on the signature page.

          27.1    Financial Data Schedule.


------------
* Management contract or compensatory plan or arrangement.