Form 10-Q
period 1997-03-31
ABINGTON BANCORP INC
filed 1997-05-14
CIK 812146

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                       ----------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES
              EXCHANGE ACT OF 1934 for Quarter Ended March 31, 1997


                       ----------------------------------


                         Commission File Number 0-16018
                                                -------

                             ABINGTON BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       Massachusetts                                         04-3334127
--------------------------------                     ---------------------------
(State or Other Jurisdiction                         (I.R.S. Identification No.)
of Incorporation or Organization)


538 Bedford Street, Abington, Massachusetts                      02351
-------------------------------------------                    ----------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code           (617) 982-3200
                                                             --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x     No
    -----      -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 1,864,738 shares as of May 5, 1997.

                             ABINGTON BANCORP, INC.
                                    FORM 10-Q
                                    ---------

                                      INDEX
                                      -----
                                                                           Page
                                                                           ----
Part I    Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1997
          (Unaudited) and December 31, 1996 .................................3

          Consolidated Statements of Operations (Unaudited)
          for the Three Ended March 31, 1997 and 1996........................4

          Consolidated Statements of Changes in Stockholders'
          Equity (Unaudited) for the Three Months Ended
          March 31, 1997 and 1996............................................5

          Consolidated Statements of Cash Flows (Unaudited)
          for the Three Months Ended March 31, 1997 and 1996.................6

          Notes to (Unaudited) Consolidated Financial Statements.............8

Item 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations ....................11

Part II  Other Information

Item 1.  Legal Proceedings..................................................25

Item 2.  Change in Securities...............................................25

Item 3.  Defaults upon Senior Securities....................................25

Item 4.  Submission of Matters to a Vote of Security Holders................25

Item 5.  Other Information..................................................25

Item 6.  Exhibits and Reports on Form 8-K...................................25

Signature Page..............................................................28

Index to Exhibits...........................................................29

                               ABINGTON BANCORP, INC.

                             CONSOLIDATED BALANCE SHEETS

                                                                Unaudited
                                                        March 31,       December 31,
                                                          1997             1996
                                                        --------        ------------
                                                              (In Thousands)

ASSETS

Cash and due from banks ..............................  $  9,885         $  9,556
Short-term investments ...............................     1,952              152
                                                        --------         --------
  Total cash and cash equivalents ....................    11,837            9,708
                                                        --------         --------
Loans held for sale ..................................       321            3,176
Securities:
  Mortgage-backed investments - held for
     investment - market value of $60,109
     in 1997 and $62,456 in 1996 .....................    62,239           63,670
  Securities available for sale - at
     market value ....................................    95,375           91,561
Loans ................................................   301,761          297,605
  Less:
        Allowance for possible loan losses ...........    (1,945)          (1,811)
                                                        --------         --------
        Loans, net ...................................   299,816          295,794
                                                        --------         --------
Federal Home Loan Bank stock .........................     7,903            7,903
Banking premises and equipment, net ..................     6,231            6,346
Other real estate owned, net .........................       395              500
Intangible assets ....................................     3,614            3,685
Other assets .........................................     4,327            4,615
                                                        --------         --------
                                                        $492,058         $486,958
                                                        ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits .............................................  $305,674         $300,445
Short-term borrowings ................................    50,950           63,171
Long-term debt .......................................    96,886           84,353
Accrued taxes and expenses ...........................     2,448            3,447
Other liabilities ....................................     2,265            1,996
                                                        --------         --------
   Total liabilities .................................   458,223          453,412
                                                        --------         --------

Commitments and contingencies

Stockholders' equity:
  Serial preferred stock, $.10 par value,
    3,000,000 shares authorized; none issued .........        --               --
  Common stock, $.10 par value 7,000,000
    shares authorized; 2,330,738 and 2,330,238
    shares issued in 1997 and 1996, respectively .....       233              233
  Additional paid-in capital .........................    20,931           20,923
  Retained earnings ..................................    17,318           16,455
                                                        --------         --------
                                                          38,482           37,611
  Treasury stock - 437,000 shares, at cost ...........    (3,703)          (3,703)
  Unearned compensation - ESOP .......................      (292)            (312)
  Net unrealized loss on available for
    sale securities, net of taxes ....................      (652)             (50)
                                                        --------         --------
     Total stockholders' equity ......................    33,835           33,546
                                                        --------         --------
                                                        $492,058         $486,958
                                                        ========         ========




      See accompanying notes to unaudited consolidated financial statements

                             ABINGTON BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                                                       Three Months Ended
                                                             March 31,
                                                   ---------------------------
                                                      1997             1996
                                                   ---------         ---------
                                               (In thousands, except per share data)

Interest and dividend income:
 Interest and fees on loans ....................   $   6,039         $   5,514
 Interest on mortgage-backed investments........       2,230             2,335
 Interest on bonds and obligations..............         393               347
 Dividend income................................         147               138
 Interest on short-term investments.............           8                10
                                                   ---------         ---------
   Total interest and dividend income...........       8,817             8,344
                                                   ---------         ---------

Interest expense:
 Interest on deposits...........................       2,680             2,624
 Interest on short-term borrowings..............         817               925
 Interest on long-term debt.....................       1,267             1,268
                                                   ---------         ---------
   Total interest expense.......................       4,764             4,817
                                                   ---------         ---------
Net interest income.............................       4,053             3,527
Provision for possible loan losses..............         158               120
                                                   ---------         ---------
Net interest income, after provision for
 possible loan losses...........................       3,895             3,407
                                                   ---------         ---------
Non-interest income:
 Loan servicing fees............................         143               177
 Other customer service fees....................         680               559
 Gain on sales of securities, net...............         110               121
 Gains on sales of mortgage loans, net..........          81               133
 Net gain (loss) on sales and writedown of
  other real estate owned.......................          16                --
Other...........................................         107                84
                                                   ---------         ---------
   Total non-interest income....................       1,137             1,074
                                                   ---------         ---------
Non-interest expense:
 Salaries and employee .........................       1,620             1,433
 Occupancy and equipment expenses...............         580               625
 Other non-interest expense.....................       1,091             1,070
                                                   ---------         ---------
   Total non-interest expense...................       3,291             3,128
                                                   ---------         ---------
Income before provision for income
      taxes.....................................       1,741             1,353
Provision for income taxes......................         689               519
                                                   ---------         ---------
   Net income...................................   $   1,052         $     834
                                                   =========         =========
Dividends per share.............................   $     .10         $     .10
                                                   =========         =========
Earnings per share..............................   $     .52         $     .42
                                                   =========         =========
Weighted average common and common share
 equivalents....................................   2,007,000         1,977,000
                                                   =========         =========



See accompanying notes to unaudited consolidated financial statements.

                                                       ABINGTON BANCORP, INC.

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
====================================================================================================================
                                                             (Unaudited)
                                                                                    Net
                                                                                 Unrealized
                                                                                    Gain
                                                                                  (Loss) on
                                              Additional                          Available    Unearned
                                    Common      Paid-In    Retained    Treasury    for Sale     Compensa-
                                    Stock       Capital    Earnings      Stock    Securities    tion-ESOP      Total
--------------------------------------------------------------------------------------------------------------------
                                                          (In thousands)
Balance at December 31, 1996.....    $233      $20,923     $16,455     $(3,703)     $ (50)       $(312)      $33,546
Net income.......................      --           --       1,052                     --           --         1,052
Decrease in unearned compen-
  sation - ESOP..................      --           --          --          --         --           20            20
Increase in unrealized loss on
  available for sale securities,
  net of taxes...................      --           --          --          --       (602)          --          (602)
Exercise of stock options........      --            8          --          --         --           --             8
Dividends declared
  ($.10 per share)...............      --           --        (189)         --         --           --          (189)
                                     ----      -------     -------     -------      -----        -----       -------
Balance at March 31, 1997........    $233      $20,931     $17,318     $(3,703)     $(652)       $(292)      $33,835
                                     ====      =======     =======     =======      =====        =====       =======



Balance at December 31, 1995.....    $232      $20,811     $13,676     $(3,703)     $ (62)       $(393)      $30,561

Net income.......................      --           --         834          --         --           --           834
Decrease in unearned compen-
  sation - ESOP...................     --           --          --          --         --            21           21
Increase in unrealized loss on
  available for sale securities,
  net of taxes...................      --           --          --          --       (106)          --          (106)
Dividends declared
  ($.10 per share)...............      --           --        (188)         --         --           --          (188)
                                     ----      -------     -------     -------      -----        -----       -------
Balance at March 31, 1996........    $232      $20,811     $14,322     $(3,703)     $(168)       $(372)      $31,122
                                     ====      =======     =======     =======      =====        =====       =======


See accompanying notes to unaudited consolidated financial statements.

================================================================================

                               ABINGTON BANCORP, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
================================================================================
                                                               Three Months Ended
                                                                   March 31,
                                                             -----------------------
                                                              1997            1996
                                                             -------        --------
                                                                  (In thousands)

Cash flows from operating activities:
 Net income .............................................    $ 1,052        $    834
 Adjustments to reconcile net income to net
   cash provided (used) by operating
   activities:

   Provision for loan losses ............................        158             120
Net loss on sales and writedown of
     other real estate owned ............................        (16)             --
   Amortization, accretion and depreciation,
     net ................................................        447             410
Gain on sales of securities, net ........................       (110)           (121)
Loans originated for sale in the
    secondary market ....................................     (3,672)         (7,007)
   Proceeds from sales of loans .........................      6,608           8,149
   Gain on sales of mortgage loans, net .................        (81)           (133)
   Other, net ...........................................       (106)         (2,430)
                                                             -------        --------
Net cash provided (used) by operating
   activities ...........................................    $ 4,280        $   (178)
                                                             -------        --------

Cash flows from investing activities:
Maturities of held for investment
   investment securities ................................         --             548
 Purchase of held for investment
   investment securities ................................         --          (8,531)
 Proceeds from principal payments received
   on held for investment securities ....................      1,443           2,050
 Proceeds from sales of available for sale
  securities ............................................      7,836           6,264
 Proceeds from principal payments on
  available for sale securities .........................      2,892           4,455
 Purchase of available for sale securities ..............    (15,449)         (4,955)
 Loans originated/purchased, net ........................     (4,180)         (9,639)
 Purchases of FHLB stock ................................         --            (284)



See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

--------------------------------------------------------------------------------
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                                 1997            1996
                                                               --------        --------
                                                                    (In thousands)
 Purchase of banking premises and equipment
  and improvements to other real estate owned ..............       (174)        $  (204)
 Proceeds from sales of other real estate owned ............        121             178
                                                                -------         -------
Net cash provided (used) by investing activities............     (7,511)        (10,118)
                                                                -------         -------

Cash flows from financing activities:
 Net increase in deposits ..................................      5,229           7,474
 Net increase (decrease) in borrowings with original
  maturities of three months or less .......................     (5,221)         15,721
 Proceeds from short-term borrowings with
  maturities in excess of three months .....................         --              --
 Proceeds from exercise of stock options ...................          8              --
 Principal payments on short-term borrow-
  ings with maturities in excess of
  three months .............................................     (7,000)         (8,500)
 Proceeds from issuance of long-term debt ..................     18,000           4,500
 Principal payments on long term debt ......................     (5,467)         (2,026)
Cash paid for dividends ....................................       (189)           (188)
                                                                -------         -------
  Net cash provided from financing activities ..............      5,360          16,981
                                                                -------         -------
Net increase (decrease)in cash and cash equivalents ........      2,129           6,685
Cash and cash equivalents at beginning of period ...........    $ 9,708         $10,611
                                                                -------         -------
Cash and cash equivalents at end of period .................    $11,837         $17,296
                                                                =======         =======
Supplemental cash flow information:
   Interest paid on deposits ...............................    $ 2,680         $ 2,610
   Interest paid on borrowed funds .........................      2,074           2,179
   Income taxes paid .......................................      1,011              17
   Transfers to other real estate owned, net ...............         --              --


See accompanying notes to unaudited consolidated financial statements.

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

--------------------------------------------------------------------------------

A)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      The accompanying consolidated financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 have been prepared by the Company without audit, and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to reflect a fair statement of the results of the interim periods presented. On January 31, 1997, in connection with the holding company formation, each share of the Bank's common stock previously outstanding was converted automatically into one share of common stock of the Company, and the Bank became a wholly-owned subsidiary of the Company. This reorganization had no impact on the consolidated financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the footnotes contained in the Bank's consolidated financial statements as of and for the year ended December 31, 1996, which are included in the Company's Annual Report to Stockholders. Interim results are not necessarily indicative of results to be expected for the entire year.

      The consolidated financial statements include the accounts of Abington Bancorp, Inc. and its wholly-owned subsidiary, Abington Savings Bank. Abington Savings Bank also includes its' wholly-owned subsidiaries, Holt Park Place Development Corporation and Norroway Pond Development Corporation each owning properties being marketed for sale, ABBK Corporation, which invests in real estate limited partnerships and was dissolved in January 1997, and Abington Securities Corporation, which invests primarily in obligations of the United States Government and its agencies and equity securities. All significant intercompany balances and transactions have been eliminated in consolidation.

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1997 (continued)

B)    DIVIDEND DECLARATION

      The Board of Directors of Abington Bancorp., Inc. declared a cash dividend of $.10 per share to holders of its common stock in March 1997. The dividend was payable on April 24, 1997 to stockholders of record as of the close of business on April 11, 1997.

C)    EARNINGS PER SHARE

      In February 1997, Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (SFAS No. 128) was issued. This Statement is effective for both interim and annual periods ending after December 15, 1997, and replaces the presentation of "primary" earnings per share (EPS) with a presentation of "basic" EPS. Basic EPS excludes dilution and is computed by dividing income available to holders of common stock by the weighted-average number of common shares outstanding during the period. The Statement also requires the presentation of diluted EPS, if applicable, which is computed similarly to "fully diluted" EPS, under existing accounting rules.

      If the Company were to compute its pro forma earnings per share for the three month period ended March 31, 1997 and 1996 using the methods prescribed by SFAS No. 128, the results would be as follows:


                                                     Three Months Ended
                                                          March 31,
                                                 ---------------------------
                                                 1997                   1996
                                                 ----                   ----
                                        (In thousands except per share and share data)

     Net Income..........................      $   1,052             $     834
                                               =========             =========
     EARNINGS PER SHARE:
     Basic-

     Earnings per share                        $     .56             $     .44
                                               =========             =========
     Weighted average common shares            1,894,000             1,884,000
                                               =========             =========
     Diluted

     Earnings per share                        $     .52             $     .42
                                               =========             =========
     Weighted average common shares
     and share equivalents...............      2,007,000             1,977,000
                                               =========             =========


                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1997 (continued)


D)    Stock Repurchase Program

      On March 27, 1997, the Company announced that its Board of Directors had authorized the Company to repurchase up to 10% (187,000 shares) of its currently outstanding Common stock from time to time at prevailing market prices. The Board delegated to the discretion of the Company's senior management the authority to determine the timing of the repurchase program's commencement, subsequent purchases and the prices at which the repurchases will be made.

      As of May 5, 1997, the Company has repurchased 29,000 shares of its common stock under this plan at a total cost of $622,875. All of the repurchases were subsequent to March 31, 1997.


E)    Stock Option Plan

      In March 1997, the Board of Directors has approved an Incentive and Non-qualified Stock Option Plan, subject to approval by the stockholders of the Company at its annual meeting in June 1997.

      The 1997 Stock Option Plan authorizes the grant of (i) options to purchase Common Stock intended to qualify as incentive stock options ("Incentive Options"), as defined in Section 422 of the Code, and (ii) options that do not so qualify ("Nonqualified Options"). Up to 150,000 shares of Common Stock(subject to adjustment upon certain changes in the capitalization of the Company) may be issued pursuant to awards granted under the 1997 Stock Compensation Committee(the"Compensation Committee"). The Compensation Committee will select the individuals to whom awards are granted and will determine the terms of each award, subject to the provisions of the 1997 Stock Option Plan. Incentive Options may be granted under the 1997 Stock Option Plan only to officers and other employees of the Company or its subsidiaries. Nonqualified Options may be granted under the 1997 Stock Option Plan to officers or other employees of the Company or its subsidiaries, and to members of the Board of Directors and consultants or other persons who render services to the Company. As of April 28, 1997, 11 non-employee directors and approximately 28 officers and 169 non-officer employees were eligible to participate in the 1997 Stock Option Plan.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      --------------------------------------------------------------------------

      GENERAL

      The Company's results of operations depend primarily on its net interest income after provision for possible loan losses, its revenue from loan fees and sales and other banking services and non-interest expenses. The Company's net interest income depends upon the net interest rate spread between the yield on the Company's loan and investment portfolios and the cost of funds, consisting primarily of interest expense on deposits and Federal Home Loan Company advances. The interest rate spread is affected by the match between the maturities or repricing intervals of the Company's assets and liabilities, the mix and composition of interest sensitive assets and liabilities, economic factors influencing general interest rates, loan demand and savings flows, as well as the effect of competition for deposits and loans. The Company's net interest income is also affected by the performance of its loan portfolio and in particular, the level of non-earning assets. Revenues from loan fees and other banking services depend upon the volume of new transactions and the market level of prices for competitive products and services. Non-interest expenses depend upon the efficiency of the Company's internal operations and general market and economic conditions.

      NET INTEREST INCOME

      Net interest income is affected by the mix and volume of assets and liabilities, the movement and level of interest rates, and interest spread, which is the difference between the average yield received on earning assets and the average rate paid on deposits and borrowings. The Company's net interest rate spread was 3.36% for the quarter ended March 31, 1997, and 3.02% for the quarter ended March 31, 1996.

      The level of impaired loans and other real estate owned also has an impact on net interest income. At March 31, 1997, the Company had $795,000 in impaired loans, and $395,000 in other real estate owned, compared to $1,028,000 in non-accrual loans and $500,000 in other real estate owned, respectively, as of December 31, 1996. All impaired loans for the respective periods noted were accounted for on a non-accrual basis.

--------------------------------------------------------------------------------

      The table below presents the components of interest income and expense for the major categories of assets and liabilities for the periods indicated.

                                                         Three Months Ended
                                                              March 31,
                                                        -----------------------
                                                        1997               1996
                                                        ----               ----
Interest and dividend income:
 Interest and fees on loans.................           $6,039            $5,514
 Interest on mortgage-backed investments....            2,230             2,335
 Interest on bonds and obligations..........              393               347
 Dividend income............................              147               138
 Interest on short-term investments.........                8                10
                                                       ------            ------
  Total interest and dividend income........            8,817             8,344
                                                       ------            ------

Interest expense:
 Interest on deposits.......................            2,680             2,624
 Interest on short-term borrowings..........              817               925
 Interest on long-term debt.................            1,267             1,268
                                                       ------            ------
  Total interest expense....................            4,764             4,817
                                                       ------            ------
Net interest income.........................           $4,053            $3,527
                                                       ======            ======

A breakdown of the components of the Company's net interest-rate spread is as follows:

                                                         Three Months Ended
                                                              March 31,
                                                        -----------------------
                                                        1997               1996
                                                        ----               ----
Weighted average yield earned on:
   Loans.....................................           8.10%              8.22%
   Mortgage-backed investments...............           6.88               6.58
   Bonds and obligations.....................           7.32               6.00
   Marketable and other equity securities....           4.92               5.22
   Short-term investments....................           2.55               3.92

Weighted average yield earned on
     interest-earning assets.................           7.62               7.50

Weighted average rate paid on:
   NOW and non-interest NOW deposits.........            .86                .83
   Savings deposits..........................           2.29               2.41
   Time deposits.............................           5.66               5.87
   Total deposits............................           3.58               3.74

   Short-term borrowings.....................           5.38               5.83
   Long-term debt............................           5.84               5.91
   Weighted average rate paid on
    interest-bearing liabilities.............           4.26               4.48
Net interest-rate spread.....................           3.36%              3.02%


--------------------------------------------------------------------------------




RATE/VOLUME ANALYSIS

The following table presents, for the periods indicated, the change in interest income and the change in interest expense attributable to the change in interest rates and the change in the volume of earning assets and interest-bearing liabilities. The change attributable to both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                                         Three Months Ended March 31,
                                         -----------------------------
                                                1997 vs. 1996
                                              Increase (decrease)
                                         -----------------------------
                                                     Due to
                                         -----------------------------
                                         Volume        Rate      Total
                                         ------        -----     -----
                                                  (In thousands)

Interest and dividend income:

  Loans..............................    $1,035        $(510)    $ 525
  Mortgage-backed investments........      (630)         525      (105)
  Bonds and obligations..............      (137)         183        46
  Equity securities..................        50          (41)        9
  Short-term investments.............        10          (12)       (2)
                                         ------        -----     -----

      Total interest and dividend
       income........................       328          145       473
                                         ------        -----     -----

Interest expense:
  NOW deposits.......................        17            3        20
  Savings deposits...................        80          (91)      (11)
  Time deposits......................       380         (333)       47
  Short-term borrowings..............       (39)         (69)     (108)
  Long-term debt.....................        65          (66)       (1)
                                         ------        -----     -----

      Total interest expense.........       503         (556)      (53)
                                         ------        -----     -----

Net interest income..................    $ (175)       $ 701     $ 526
                                         ======        =====     =====


--------------------------------------------------------------------------------



COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

GENERAL. Net income for the quarter ended March 31, 1997 was $1,052,000 or $.52 per share compared to a net income of $834,000 or $.42 per share in the corresponding period of 1996, a net increase of $218,000 or 26.1%. The overall improvement in net income was mainly attributable to increases in net interest income and customer service fees.

INTEREST AND DIVIDEND INCOME. Interest and dividend income increased $473,000 or 5.7% during the three month period ended March 31, 1997 as compared to the same period in 1996. The increase was attributable to increases in earning assets and the rates earned on the Company's mortgage-backed and investment security portfolios which were partially offset by general decreases in rates earned on loans. The balance of average earning assets for the three month period ended March 31, 1997 was approximately $462,640,000 as compared to $445,111,000 for the same period in 1996, an overall increase of $17,529,000 or 3.9%. The increase in earning assets was generally due to increases in average loan balances which were $298,254,000 for the three months ended March 31, 1997, as compared to $268,335,000 for the same period in 1996, an increase of 11.2%. This increase was generally caused by larger volumes of commercial loan originations in the latter half of 1996 and into 1997 as well as higher residential loan balances which were the result of the steady volume of loan originations and purchases in this area throughout 1996 and into 1997. See "Liquidity and Capital Resources" and "Asset-Liability Management" for further discussion of the Company's investment strategies. The average yield earned on loans declined for the first quarter of 1997 as compared to 1996 primarily due to overall declines in the yields on loans originated and purchased, which averaged 8.10% in the first quarter of 1997 as compared to 8.22% in the same period in 1996. These declines were generally caused by continued declines in long-term interest rates since the beginning of 1995 and into 1996, which impacted new loan purchases and/or originations as well as generated higher prepayments over the past year on higher yielding loans within the Bank's residential loan portfolio within the same period. In March 1997, the Company experienced increases in general economic rates, including the prime lending rate, which generally coincided with the Federal Reserve's decision to increase the Federal discount rate 25 basis points earlier in the month. Management expects that while this rate increase did not have a material impact on the results for the three months ended March 31, 1997, this could have a favorable impact on rates earned on future loan production should these conditions persist. Average balances of mortgage-backed and investment securities were $129,699,000 and $21,486,000, respectively in the first quarter of 1997, as compared to $142,047,000 and $23,124,000, respectively, for the same period in 1996. These balances, when combined, generally declined as

--------------------------------------------------------------------------------


investment portfolio run-off was generally being re-invested into loan production throughout 1996 and into 1997.

The yield on the mortgage-backed and investment securities portfolios increased to 6.88% and 7.32%, respectively, from 6.58% and 6.00%, respectively, despite the generally declining interest rate environment. This was generally achieved through the sale of various lower yielding securities held by the Bank in its portfolio of securities available for sale and the acquisition of securities at higher yields, both of which took place at the end of the third quarter and beginning of the fourth quarter of 1996.

INTEREST EXPENSE. Interest expense for the quarter ended March 31, 1997 decreased $53,000 or 1.1% compared to the same period in 1996 generally due to decreases in the average rates paid on savings and time deposits and borrowed funds despite overall growth in the deposit portfolio. The weighted average rate paid on interest-bearing liabilities was 4.26% for the three months ended March 31, 1997 as compared to 4.48% for the same period in 1996. The weighted average rates paid on deposits was 3.58% for the quarter ended March 31, 1997 as compared to 3.74% for the same period in 1996. The overall cost of deposits has declined in the first quarter of 1997 as compared to the same period in 1996, generally due to the success of continued promotional efforts to attract core deposits, (NOW accounts, savings and money markets), which typically have a lower cost of funds than time deposits and borrowings, as well as due to overall declines in the cost of funds related to time deposits. The average balance of core deposits rose to $158,968,000 for the first quarter of 1997 as compared to $148,204,000 for the corresponding period in 1996, an increase of 7.3%. Additionally, the weighted average rate paid on time deposits declined to 5.66% for the first quarter of 1997, as compared to 5.87% in 1996. This change reflects the re-financing of various certificates as they have matured at lower rates than they had been paying in previous periods and is the result of the generally declining rate environment which has existed over the past year. The Bank will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its' current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings. Borrowing levels decreased slightly, overall, during the first quarter of 1997 as compared to 1996, to $147,618,000 from $149,256,000, a decline of 1.1%. The Bank will continue to evaluate the use of borrowing as an alternative funding source for asset growth in future periods. See "Asset-Liability Management" for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds.

--------------------------------------------------------------------------------



NON-INTEREST INCOME. Total non-interest income increased $63,000 or 5.9% in the first quarter of 1997 in comparison to the first quarter of 1996. Customer service fees, which were $680,000 for the quarter ended March 31, 1997 as compared to $559,000 for the quarter ended March 31, 1996, for an increase of $121,000 or 21.6%, rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios. Non-interest income was also favorably impacted by the sales of various other real estate owned properties at better than anticipated prices and overall stability of the real estate values of properties currently held as other real estate owned. Income related to the sales of other real estate owned was $16,000 for the first quarter of 1997 for which there was no corresponding income or loss in the same period in 1996. Loan servicing fees and gains on sales of mortgage loans have declined to $143,000 and $81,000, respectively, for the first quarter of 1997 as compared to $177,000 and $133,000, respectively, for the same period in 1996. This generally is reflective of management's decision to sell most of its residential mortgage production on a servicing released basis commencing in 1996, amortization of previously capitalized servicing rights and also due to fewer loans being originated for sale in 1997. The average balances of loans serviced for others declined to $234,358,000 for the first quarter of 1997 as compared to $251,207,000 in the corresponding period in 1996, a decline of 6.7%. Declining trends in servicing income are expected to continue due to the Company's strategic change of selling wholesale mortgage production on a servicing released basis and also due to accounting changes for loans sold servicing retained prescribed by FASB No. 122-"Accounting for Mortgage Servicing Rights" and FASB No. 125-"Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". Gains on sales of securities remained relatively consistent at $110,000 for the first quarter of 1997 as compared to $121,000 for 1996 generally due to a consistently strong market for equity securities.

NON-INTEREST EXPENSES. Non-interest expenses for the quarter ended March 31, 1997 increased $163,000 or 5.2% compared to the same period in 1996. Salaries and employee benefits increased 13.0% or $187,000 primarily due to increases in health insurance costs and staffing levels in the Company's Business Banking and Retail areas which correspond with the Company's strategic focuses of increasing commercial loans and attracting core, retail deposits. Occupancy expenses decreased $45,000 or 7.2% primarily due to lower costs associated with snow removal and lower costs associated with the operation of the Company's facilities. Other non-interest expenses also increased $21,000 or 2.0% for the quarter ended March 31, 1997 in comparison to the same period in 1996, generally due to increased item processing costs related to checking account growth and other minor inflationary increases.

--------------------------------------------------------------------------------



PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses was $158,000 for the quarter ended March 31, 1997 as compared to $120,000 for the same period in 1996. This increase of $38,000 primarily reflects management's estimate of general increased risk associated with increases in the Company's commercial loan portfolios over the past year, considering the type of loans being made and current economic conditions.


PROVISION FOR INCOME TAXES. The Company's effective income tax rate for the quarter ended March 31, 1997 was 39.6% compared to 38.4% for the quarter ended March 31, 1996. The decrease in the effective tax rate for both periods in comparison to statutory rates is reflective of the levels of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates. The increased effective tax rate for 1997 reflects state taxes accrued associated with internal dividends from Abington Savings Bank to Abington Bancorp, Inc.

ASSET/LIABILITY MANAGEMENT

Management uses a variety of investment and loan alternatives and funding sources in managing the overall levels of the Company's net interest margins. The Asset/Liability Committee ("ALCO") of the Bank is comprised of members of management and executive management who represent residential, commercial and consumer lending, secondary marketing, retail banking, marketing and finance. ALCO meets monthly to discuss business and market trends, lending and retail deposit performance and expected goals for the future and specific strategies designed to maximize the overall net interest margins of the Bank without subjecting financial results to high degrees of volatility due to future interest rate movements. A dynamic income simulation model is the primary mechanism used in assessing the impact on net interest income of anticipated changes in interest rates. The model reflects management's assumptions with respect to growth rates of specific interest earning assets and liabilities, pricing strategies, consensus prepayment rate estimates and other rate-influenced variables. The model also reflects the impact of any off-balance sheet hedge strategies which may be in place at a given time. This model then projects various financial results of the Bank in light of various interest rate assumptions provided by a notable economic forecasting firm, which are also based, in part, on industry consensus. These interest rate scenarios typically include various dramatic interest rate movements which may be less probable than others. The model is updated monthly, including all assumptions. Management uses this model as its primary source in measuring interest rate sensitivity.

The Bank's policy is to match, as well as possible, the interest rate sensitivities of its assets and liabilities. Residential mortgage loans which the Bank currently originates and retains for

--------------------------------------------------------------------------------


the Bank's own portfolio are primarily 1 and 3-year adjustable rate mortgages. Fixed rate residential mortgage loans originated by the Bank are primarily sold in the secondary market, although in each year since 1989 the Bank has originated or purchased approximately $30,000,000 primarily in shorter-term fixed rate mortgage loans (generally 10 to 15-year) to be held in portfolio, in order to provide a hedge against the Bank's asset sensitivity.

The Bank also emphasizes loans with terms to maturity or repricing of 3 years or less, such as certain adjustable rate residential mortgage loans, residential construction loans, commercial mortgages, business loans, second mortgages and home equity loans.

In addition, to help manage interest rate sensitivity, in July 1994, the Bank entered into an interest rate swap agreement with an international investment banking firm whereby the Bank receives a fixed rate of interest of 5.35% and pays interest based on the 6- month floating LIBOR rate which resets semi-annually (February and August).

The notional amount of this swap was initially $15,000,000. This amount amortizes down at a rate consistent with the amortization and prepayments of a referenced pool of residential mortgages as specified in the agreement. The notional amount of this swap was approximately $12,939,000 at March 31, 1997. In addition to the fixed rate of interest, the Bank also received a discount of $300,000 from the investment banking firm in cash upon execution of this agreement. This discount is also being accreted to income over the life of the swap agreement at a rate consistent with the payment and prepayment levels of the referenced pool of mortgages. The resulting yield received by the Bank, including the impact of this accretion was approximately 6.25%. This agreement terminates, regardless of the balance remaining on the referenced collateral, on August 25, 1997. The Bank entered into this agreement as a micro-hedge against its one year adjustable rate mortgage portfolio (including those held as mortgage-backed securities). Interest income (expense) associated with this swap is recognized generally by the accrual method with monthly settlements. Before the implementation of this strategy, ALCO reviewed various stress tests performed on the interest rate swap and the Bank's one-year adjustable rate mortgage portfolio. The results of this testing indicated that the hedge strategy would not result in a material amount of lost income (as compared to results without the interest rate swap) in the most disadvantageous scenario presented.

Management desires to expand its interest earning asset base in future periods primarily through growth in the Bank's loan portfolio. Loans comprised approximately 61.1% of the average interest earning assets in the first quarter of 1997. Over the past few years, this ratio has been negatively impacted by several factors. First, the acquisitions of Holbrook (June 1995), Hull (June
1994) and Landmark (June 1992), were predominately

--------------------------------------------------------------------------------


assumption's of deposits; loans acquired in those transactions accounted for only 29.2% of the total deposits acquired of approximately $91,153,000. Also during this period, the Bank has gone through two key cycles in the residential lending market, which has historically been the Bank's primary source of loan growth. In 1992 and through the early portion of 1994, interest rates on mortgages generally declined to levels which were the lowest in recent history. While this market was very favorable for loan originations, it also had a negative impact on the balances of loans outstanding primarily due to high prepayment rates, a competitive marketplace for loan originations and the types of loans being made. Loan origination volumes represented loans which were generally not as desirable for the Bank's asset-liability purposes (i.e., 30-year fixed rate mortgages). Since early 1994 and through the early part of 1995, interest rates rose, which resulted in slower prepayments on the Bank's loan portfolios. However, due to the overall decreased refinancing demand, the competition increased among residential mortgage lenders and loan origination volumes began to slow. As long term interest rates eased in late 1995 and through the early part of 1996, the market became more favorable for residential loan originations. In the future, the Bank intends to be competitive in the residential mortgage market, but plans to place greater emphasis on consumer and commercial loans. The Bank also has remained, and expects to remain, active in pursuing wholesale opportunities to purchase loans. During the first quarter of 1997 and 1996, the Bank acquired approximately $7,700,000 and $14,000,000, respectively, of residential first mortgages.

In light of the residential lending environment over the last few years and the level of funds received by the Bank as a result of the Landmark and the Holbrook acquisitions and deposit growth during 1995 and into 1996, the Bank has relied more heavily on mortgage-backed investments (typically with weighted average lives of 5 to 7 years) as a vehicle for fixed and adjustable rate investment and an overall asset-liability tool. These securities have been highly liquid given current levels of prepayments in the underlying mortgage pools and, as a result, have provided the Bank with greater reinvestment flexibility.

The level of the Bank's liquid assets and the mix of its investments may vary, depending upon management's judgement as to market trends, the quality of specific investment opportunities and the relative attractiveness of their maturities and yields. Management has been aggressively promoting the Bank's core deposit products since the first quarter of 1995, particularly checking and NOW accounts. The success of this program has favorably impacted the overall deposit growth to date, despite interest rate pressures, and has helped the Bank to increase its customer base.

The Bank has also sought prudent deposit growth by pricing deposits competitively in its market area, although it does not necessarily

--------------------------------------------------------------------------------


offer the highest rates available for deposits. During the latter portion of 1994 and into 1995, the market area in which the Bank operates began to show some signs of pricing competitiveness for deposits, particularly certificates of deposit. At the same time, the banks in the Bank's market area have not been aggressive in pricing core deposits. This has resulted in many banks experiencing a shift from core deposits to certificates of deposit reflecting consumers' desire to increase the rate of return on their deposits. The Bank experienced migration of approximately $10 million of core deposits to certificates of deposit in early 1995. While no such material migration occurred in 1996 or thus far in 1997, similar migrations of core deposits to certificates of deposit could continue to the extent that customers perceive that the rates paid on certificates of deposit exceed those paid on core deposits by amounts they will perceive to be so advantageous that they are willing to sacrifice their short-term liquidity for increases in yield.

The Bank is also a voluntary member of the Federal Home Loan Bank ("FHLB") of Boston. This borrowing capacity assists the Bank in managing its asset/liability growth because, at times, the Bank considers it more advantageous to borrow money from the FHLB of Boston than to raise money through non-core deposits (i.e., certificates of deposit). Borrowed funds totaled $147,836,000 at March 31, 1997 compared to $147,524,000 at December 31. 1996. These borrowings are primarily comprised of FHLB of Boston advances and have primarily funded residential loan originations and purchase of mortgage-backed investments.

The following table sets forth maturity and repricing information relating to interest-sensitive assets and liabilities and the Bank's interest rate swap at March 31, 1997. The balance of such accounts has been allocated among the various periods based upon the terms and repricing intervals of the particular assets and liabilities. For example, fixed rate mortgage loans and mortgage-backed securities, regardless of held in portfolio or available for sale classification, are shown in the table in the time periods corresponding to projected principal amortization computed based on their respective weighted average maturities and weighted average rates using prepayment data available from the secondary mortgage market. Adjustable rate loans and securities are allocated to the period in which the rates would be next adjusted. The table on the following page does not reflect partial or full prepayment of certain types of loans and investment securities prior to scheduled contractual maturity. Since regular passbook savings and NOW accounts are subject to immediate withdrawal, such accounts have been included in the "Other Savings Accounts" category and are assumed to mature within 6 months. This table does not include non-interest bearing NOW accounts.

While this table presents a cumulative negative gap position in the 6 month to 5 year horizon, the Company considers its earning assets

--------------------------------------------------------------------------------


to be more sensitive to interest rate movements than its liabilities are subject to interest rate adjustments. In general, assets are tied to increases that are immediately impacted by interest rate movements while deposit rates are generally driven by market area and demand which tend to be less sensitive to general interest rate changes. In addition, other savings accounts and money market accounts are substantially stable core deposits, although subject to rate changes. A substantial core balance in these type of accounts is anticipated to be maintained over time.

                                                                       AT MARCH 31, 1997
                                    -------------------------------------------------------------------------------------------
                                                                  REPRICING/MATURITY INTERVAL
                                    -------------------------------------------------------------------------------------------
                                    (1)          (2)           (3)           (4)            (5)           (6)
                                                                                                            Over
                                     0-6 Mos.     6-12 Mos.     1-2 Yrs.      2-3 Yrs.       3-5 Yrs.      5 Yrs.        Total
                                    -------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)

Assets subject to interest rate
 adjustment:
  Short-term investments .......    $   1,952     $      --     $      --     $      --      $     --      $     --     $  1,952
  Bonds and obligations ........        4,220            --            35            --         2,076        27,062       33,393

  Mortgage-backed investments ..       33,451        20,196        15,208        13,656        21,463        29,237      133,211

  Mortgage loans subject to
   rate review .................       44,552        17,176        13,179        29,683         2,687            --      107,277

  Fixed-rate mortgage loans ....       14,844        12,879        24,438        21,704        39,356        62,996      176,217

  Commercial and other loans ...        7,659         3,719         3,800         2,305         1,703           447       19,633
                                    ---------     ---------     ---------     ---------      --------      --------     --------
      Total ....................      106,678        53,970        56,660        67,348        67,285       119,742      471,683
                                    ---------     ---------     ---------     ---------      --------      --------     --------

Liabilities subject to interest
 rate adjustment:
  Money market deposit accounts        16,531            --            --            --            --            --       16,531
  Savings deposits - term
   certificates ................       63,245        28,384        20,025        17,331        11,230            --      140,215
  Other savings accounts .......      120,191            --            --            --            --            --      120,191
  Borrowed funds ...............       77,836        17,000        25,000        19,000         9,000            --      147,836
                                    ---------     ---------     ---------     ---------      --------      --------     --------
Total ..........................      277,803        45,384        45,025        36,331        20,230            --      424,773
                                    ---------     ---------     ---------     ---------      --------      --------     --------
Impact of interest rate swap ...           --            --            --            --            --            --           --
                                    ---------     ---------     ---------     ---------      --------      --------     --------

Excess (deficiency) of rate-
 sensitive assets over rate-
 sensitive liabilities .........    $(171,125)    $   8,586     $  11,635     $  31,017      $ 47,055      $119,742     $ 46,910
                                    ---------     ---------     ---------     ---------      --------      --------     --------
 Cumulative excess (deficiency)
 of rate-sensitive assets over
 rate sensitive liabilities ....    $(171,125)    $(162,539)    $(150,904)    $(119,887)     $(72,832)     $ 46,910
                                    =========     =========     =========     =========      ========      ========
Rate-sensitive assets as a
 percent of rate-sensitive
 liabilities (1)................         38.4%         49.7%         59.0%         70.4%         82.8%        111.0%



(1) Cumulative as to the amounts previously repriced or matured. Assets held for sale are reflected in the period in which sales are expected to take place. Securities classified as available for sale are shown at repricing/maturity intervals as if they are to be held to maturity as there is no definitive plan of disposition. They are also shown at amortized cost.

--------------------------------------------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES

Payments on the Bank's loan and mortgage-backed investment portfolios, prepayments on loans, sales of fixed-rate residential loans, increases in deposits, borrowed funds and maturities of various investments comprise the Bank's primary sources of liquidity. The Bank is also a voluntary member of the FHLB of Boston and as such, is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to outside sources. Qualified collateral generally consists of residential first mortgage loans, securities issued, insured or guaranteed by the U.S. Government or its agencies, and funds on deposit at the FHLB of Boston. Short-term advances may be used for any sound business purpose, while long-term advances may be used only for the purpose of providing funds to finance housing. At March 31, 1997 the Bank had approximately $104,000,000 in unused borrowing capacity that is contingent upon the purchase of additional FHLB of Boston stock. Use of this borrowing capacity is also impacted by capital adequacy considerations.

The Bank's short-term borrowing position consists primarily of FHLB of Boston advances with original maturities of approximately one to nine months. The Bank utilizes borrowed funds as a primary vehicle to manage interest rate risk, due to the ability to easily extend or shorten maturities as needed. This enables the Bank to adjust its cash needs to the increased prepayment activity in its loan and mortgage-backed investment portfolios, as well as to quickly extend maturities when the need to further balance the Bank's GAP position arises.

The Bank regularly monitors its asset quality to determine the level of its loan loss reserves through periodic credit reviews by members of the Bank's Management Credit Committee. The Management Credit Committee, which reports to the Executive Committee of the Bank's Board of Directors, also works on the collection of non-accrual loans and the disposition of real estate acquired by foreclosure. The allowance for possible loan losses is determined by the Management Credit Committee after consideration of several key factors including, without limitation: Potential risk in the current portfolio, levels and types of non-performing assets and delinquency and the expectations for the future state of the regional economy and the potential impact that it may have on loan collateral and future delinquencies. Workout approach and financial condition of borrowers are also key considerations to the evaluation of non-performing loans. Non-performing assets were $1,462,000 at March 31, 1997 compared to $1,672,000 at December 31, 1996 a decrease of $210,000 or 12.6%. The Bank's ratio of delinquent loans to total loans was 1.02% at March 31, 1997 as compared to .72% at December 31, 1996. Management believes that overall levels of delinquencies and non-performing assets continue to be favorable in 1997 and show signs of portfolio stability currently.

--------------------------------------------------------------------------------


During the first quarter of 1997, the Bank maintained a general reserve for other real estate owned in light of the level of foreclosures, softness of the local real estate market (particularly commercial) and costs associated with selling properties. No provisions were made for possible losses on other real estate owned in the first quarter of 1997 given management's assessment of the adequacy of the reserve for possible losses on other real estate owned at March 31, 1997. The balance of the general other real estate owned reserves at March 31, 1997 was approximately $149,400 compared to $159,400 at December 31, 1996.

There continue to be uncertainties regarding future events, particularly in both the New England real estate market and the general economy. These events could result in additional charge-offs, write-offs, changes in the level of the allowance for loan or OREO losses and/or in the level of loans on non-accrual or in foreclosure.

At March 31, 1997, the Bank had outstanding commitments to originate and sell residential mortgage loans in the secondary market amounting to $4,850,000 and $501,000 respectively. The Bank also has outstanding commitments to grant advances under existing home equity lines of credit amounts to $10,698,000. Commercial and construction loans totaling $7,197,000 have been committed to and remain outstanding as of March 31, 1997. The Bank believes it has adequate sources of liquidity to fund these commitments.

The Company's total stockholders' equity was $33,835,000 or 6.9% of total assets at March 31, 1997, compared with $33,546,000, or 6.9% of total assets at December 31, 1996. The increase in total stockholders' equity, which was primarily impacted by earnings of the Bank and offset, in part, by dividends paid and increases in unrealized losses, net of taxes on available for sale securities, was approximately $289,000 or 0.9%. In accordance with current guidelines, the net unrealized loss on available for sale securities has not been included in regulatory capital calculations.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations. At March 31, 1997, the Bank's Tier 1 leverage capital ratio was 6.27%. In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00%. at March 31, 1997, the Bank's Tier 1 and total risk-based capital ratios were 12.77% and 13.57%, respectively. The Bank is categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.).

--------------------------------------------------------------------------------


IMPACT OF INFLATION

The Consolidated Financial Statements of the Company and related financial data presented herein have been prepared in accordance with generally accepted accounting principles which generally require the measurement of financial condition and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Company is reflected in increased operating costs. Unlike most industrial companies, almost all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings.

During the quarter ended March 31, 1997 there were no material developments to items reported in Part I, Item 3 of the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

Item 2.    Changes in Securities.

      (a) On January 31, 1997, pursuant to the Plan of Reorganization and Acquisition dated October 15, 1996 between the Company and the Bank, the Company became the owner of all of the issued and outstanding shares of common stock of the Bank, and each issued and outstanding share of the Bank's common stock, $.10 par value per share, was automatically converted into one share of common stock of the Company, $.10 par value per share.

      (b) Not applicable.

      (c) Not applicable.

Item 3.    Defaults Upon Senior Securities.

      None.

Item 4.    Submission of Matters to a Vote of Security Holders.

      None.

Item 5.    Other Matters.

      None.

Item 6.    Exhibits and Reports on Form 8-K.

        (a)     Exhibits

2.1 Plan of Reorganization and Acquisition dated as of October 15, 1996 between the Company and Abington Savings Bank incorporated by reference to the Company's Registration Statement on Form 8-A, effective January 13, 1997.

3.1 Articles of Organization of the Company incorporated by reference to the Company's Registration Statement on Form 8- A, effective January 13, 1997.

3.2 By-Laws of the Company, incorporated by reference to the Company's Registration Statement on Form 8-A, effective January 13, 1997.

4.1 Specimen stock certificate for the Company's Common Stock incorporated by reference to the Company's Registration Statement on Form 8-A, effective January 31, 1997.

*10.1 Amended and Restated Special Termination Agreement dated as of January 31, 1997 among the Company, the Bank and James P. McDonough incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

*10.2 Amended and Restated Special Termination Agreement dated as of January 31, 1997 among the Company, the Bank and Edward J. Merritt incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

*10.3 Amended and Restated Special Termination Agreement dated as of January 31, 1997 among the Company, the Bank and Donna L. Thaxter incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

*10.4 Amended and Restated Special Termination Agreement dated as of January 31, 1997 among the Company, the Bank and Mario A. Berlinghieri incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

*10.5 Abington Bancorp, Inc. Incentive and Nonqualified Stock Option Plan, as amended and restated to reflect holding company formation incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

*10.6 Executive Incentive Compensation Plan dated March 1993 incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

*10.7 Long Term Performance Incentive Plan dated November 18, 1993 incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

10.8 Lease for office space located at 538 Bedford Street, Abington, Massachusetts, used for the Bank's principal and administrative offices dated January 1, 1996 incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997. Northeast Terminal Associates, Limited owns the property. Dennis E. Barry and Joseph L. Barry, Jr., who beneficially own more than 5% of the Company's Common Stock, are the principal beneficial owners of Northeast Terminal Associates, Limited.

10.9 Dividend reinvestment and Stock Purchase Plan is incorporated by reference herein to the Company's Registration Statement on Form 8-A, effective January 31, 1997.

11.1 A statement regarding the computation of earnings per share is included in Item 1 of this Report.

27.1    Financial Data Schedule.

        (b)     Reports on Form 8-K.

         The Company filed a Form 8-K on February 7, 1997 in which it reported that the Plan of Reorganization and Acquisition dated as of October 15, 1996 between the Company and the Bank, pursuant to which the Company became the holding company of the Bank, became effective on January 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ABINGTON BANCORP, INC.
                                          ----------------------
                                              (Company)



Date:   May 8, 1997                       By  /s/James P. McDonough
                                              ---------------------------------
                                              James P. McDonough
                                              President and Chief
                                              Executive Officer



Date:   May 8, 1997                       By  /s/Edward J. Merritt
                                              ---------------------------------
                                              Edward J. Merritt
                                              Treasurer
                                              (Principal Financial Officer)


Date:   May 8, 1997                       By  /s/Robert M. Lallo
                                              ---------------------------------
                                              Robert M. Lallo
                                              (Principal Accounting Officer)

                                INDEX TO EXHIBITS


2.1 Plan of Reorganization and Acquisition dated as of October 15, 1996 between the Company and Abington Savings Bank incorporated by reference to the Company's Registration Statement on Form 8-A, effective January 13, 1997.

3.1 Articles of Organization of the Company incorporated by reference to the Company's Registration Statement on Form 8- A, effective January 13, 1997.

3.2 By-Laws of the Company, incorporated by reference to the Company's Registration Statement on Form 8-A, effective January 13, 1997.

4.1 Specimen stock certificate for the Company's Common Stock incorporated by reference to the Company's Registration Statement on Form 8-A, effective January 31, 1997.

*10.1 Amended and Restated Special Termination Agreement dated as of January 31, 1997 among the Company, the Bank and James P. McDonough incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

*10.2 Amended and Restated Special Termination Agreement dated as of January 31, 1997 among the Company, the Bank and Edward J. Merritt incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

*10.3 Amended and Restated Special Termination Agreement dated as of January 31, 1997 among the Company, the Bank and Donna L. Thaxter incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

*10.4 Amended and Restated Special Termination Agreement dated as of January 31, 1997 among the Company, the Bank and Mario A. Berlinghieri incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

*10.5 Abington Bancorp, Inc. Incentive and Nonqualified Stock Option Plan, as amended and restated to reflect holding company formation incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

*10.6 Executive Incentive Compensation Plan dated March 1993 incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

*10.7 Long Term Performance Incentive Plan dated November 18, 1993 incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

10.8 Lease for office space located at 538 Bedford Street, Abington, Massachusetts, used for the Bank's principal and administrative offices dated January 1, 1996 incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997. Northeast Terminal Associates, Limited owns the property. Dennis E. Barry and Joseph L. Barry, Jr., who beneficially own more than 5% of the Company's Common Stock, are the principal beneficial owners of Northeast Terminal Associates, Limited.

10.9 Dividend reinvestment and Stock Purchase Plan is incorporated by reference herein to the Company's Registration Statement on Form 8-A, effective January 31, 1997.

11.1 A statement regarding the computation of earnings per share is included in Item 1 of this Report.

27.1    Financial Data Schedule.