Form 10-Q
period 1997-06-30
ABINGTON BANCORP INC
filed 1997-08-13
CIK 812146

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                       ----------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES
              EXCHANGE ACT OF 1934 for Quarter Ended June 30, 1997

                       ----------------------------------


                         Commission File Number 0-16018
                                                -------

                             ABINGTON BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


   MASSACHUSETTS                                             04-3334127
---------------------------------                   ---------------------------
(State or Other Jurisdiction                        (I.R.S. Identification No.)
of Incorporation or Organization)


538 BEDFORD STREET, ABINGTON, MASSACHUSETTS                     02351
-------------------------------------------                   ----------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code          (617) 982-3200
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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 1,840,238 shares as of August 5, 1997.

                             ABINGTON BANCORP, INC.

                                  FORM 10-Q
                                  ---------

                                    INDEX
                                    -----
                                                                           PAGE
                                                                           ----

Part I      Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets as of June 30, 1997
            (Unaudited) and December 31, 1996..............................   1

            Consolidated Statements of Operations (Unaudited)
            for the Three and Six Months Ended June 30, 1997 and 1996......   2

            Consolidated Statements of Changes in Stockholders'
            Equity (Unaudited) for the Six Months Ended
            June 30, 1997 and 1996.........................................   3

            Consolidated Statements of Cash Flows (Unaudited)
            for the Six Months Ended June 30, 1997 and 1996................   4

            Notes to Unaudited Consolidated Financial Statements...........   6

Item 2.     Management's Discussion and Analysis of Consolidated
            Financial Condition and Results of Operations..................   9

Part II     Other Information

Item 1.     Legal Proceedings .............................................  29

Item 2.     Change in Securities ..........................................  29

Item 3.     Defaults upon Senior Securities................................  29

Item 4.     Submission of Matters to a Vote of Security Holders............  29

Item 5.     Other Information..............................................  29

Item 6.     Exhibits and Reports on Form 8-K...............................  29

Signature Page.............................................................  32

Index to Exhibits..........................................................  33

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                               Unaudited
                                                        June 30,      December 31,
                                                          1997           1996
                                                        --------        --------
                                                             (In Thousands)
ASSETS

Cash and due from banks                                 $ 10,243        $  9,556
Short-term investments                                       161             152
                                                        --------        --------

  Total cash and cash equivalents                         10,404           9,708
                                                        --------        --------

Loans held for sale                                        1,109           3,176
Securities:
  Mortgage-backed investments - held for
    investment - market value of $61,511
    in 1997 and $62,456 in 1996                           62,659          63,670
  Securities available for sale - at
    market value                                         105,677          91,561
Loans                                                    301,366         297,605
  Less:
    Allowance for possible loan losses                    (2,090)         (1,811)
                                                        --------        --------

    Loans, net                                           299,276         295,794
                                                        --------        --------

Federal Home Loan Bank stock                               7,903           7,903
Banking premises and equipment, net                        6,261           6,346
Other real estate owned, net                                  --             500
Intangible assets                                          3,480           3,685
Other assets                                               4,487           4,615
                                                        --------        --------
                                                        $501,256        $486,958
                                                        ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                $310,624        $300,445
Short-term borrowings                                     39,983          63,171
Long-term debt                                           111,395          84,353
Accrued taxes and expenses                                 2,679           3,447
Other liabilities                                          1,895           1,996
                                                        --------        --------
    Total liabilities                                    466,576         453,412
                                                        --------        --------

Commitments and contingencies

Stockholders' equity:
  Serial preferred stock, $.10 par value,
    3,000,000 shares authorized; none issued                  --              --
  Common stock, $.10 par value 7,000,000
    shares authorized; 2,332,238 and 2,330,238
    shares issued in 1997 and 1996, respectively             233             233
  Additional paid-in capital                              20,939          20,923
  Retained earnings                                       18,230          16,455
                                                        --------        --------
                                                          39,402          37,611
  Treasury stock - 480,700 and 437,000 shares for
  1997 and 1996, respectively, at cost                    (4,697)         (3,703)
  Unearned compensation - ESOP                              (272)           (312)
  Net unrealized gain (loss) on available for
    sale securities, net of taxes                            247             (50)
                                                        --------        --------
    Total stockholders' equity                            34,680          33,546
                                                        --------        --------
                                                        $501,256        $486,958
                                                        ========        ========




See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------
                                   (Unaudited)


                                                    Three Months Ended                Six Months Ended
                                                          June 30                          June 30
                                                          -------                          -------
                                                    1997            1996             1997             1996
                                                ----------       ----------       ----------       ----------
                                                             (In thousands, except per share data)

Interest and dividend income:
  Interest and fees on loans .................  $    6,132       $    5,635       $   12,171       $   11,149
  Interest on mortgage-backed investments ....       2,324            2,305            4,554            4,640
  Interest on bonds and obligations ..........         412              380              805              727
  Dividend income ............................         145              133              292              271
  Interest on short-term investments .........          15               18               23               28
                                                ----------       ----------       ----------       ----------
    Total interest and dividend income .......       9,028            8,471           17,845           16,815
                                                ----------       ----------       ----------       ----------
Interest expense:
 Interest on deposits ........................       2,714            2,612            5,394            5,236
 Interest on short-term borrowings ...........         636              954            1,453            1,879
 Interest on long-term debt ..................       1,657            1,290            2,924            2,558
                                                ----------       ----------       ----------       ----------

    Total interest expense ...................       5,007            4,856            9,771            9,673
                                                ----------       ----------       ----------       ----------

Net interest income ..........................       4,021            3,615            8,074            7,142
Provision for possible loan losses ...........         157              120              315              240
                                                ----------       ----------       ----------       ----------
Net interest income, after provision for
  Possible loan losses .......................       3,864            3,495            7,759            6,902
                                                ----------       ----------       ----------       ----------
Non-interest income:
  Loan servicing fees ........................         119              169              262              346
  Other customer service fees ................         791              630            1,471            1,189
  Gain on sales of securities, net ...........         108              144              218              265
  Gain on sales of mortgage loans, net .......          40               64              121              197
  Gain on sales and write-down of
  other real estate owned,  net ..............          78               --               94               --
Other ........................................          65               50              172              134
                                                ----------       ----------       ----------       ----------
    Total non-interest income ................       1,201            1,057            2,338            2,131
                                                ----------       ----------       ----------       ----------
Non-interest expense:
  Salaries and employee ......................       1,577            1,505            3,197            2,938
  Occupancy and equipment expenses ...........         604              571            1,184            1,196
  Other non-interest expense .................       1,105            1,136            2,196            2,206
                                                ----------       ----------       ----------       ----------
    Total non-interest expense ...............       3,286            3,212            6,577            6,340
                                                ----------       ----------       ----------       ----------
Income before provision for income
               taxes .........................       1,779            1,340            3,520            2,693
Provision for income taxes ...................         683              494            1,372            1,013
                                                ----------       ----------       ----------       ----------
    Net income ...............................  $    1,096       $      846       $    2,148       $    1,680
                                                ==========       ==========       ==========       ==========
Dividends per share ..........................  $      .10       $      .10       $      .20       $      .20
                                                ==========       ==========       ==========       ==========
Earnings per share ...........................  $      .55       $      .43       $     1.08       $      .85
                                                ==========       ==========       ==========       ==========
Weighted average common and common share
  equivalents ................................   1,987,000        1,973,000        1,997,000        1,975,000
                                                ==========       ==========       ==========       ==========


See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------
                                   (Unaudited)

                                                                                          Net
                                                                                       Unrealized
                                                                                          Gain
                                                                                        (Loss) on
                                                 Additional                             Available    Unearned
                                        Common     Paid-In     Retained     Treasury    for Sale     Compensa-
                                         Stock     Capital     Earnings       Stock     Securities   tion-ESOP     Total
-------------------------------------------------------------------------------------------------------------------------
                                                               (In thousands)

Balance at December 31, 1996 ...........  $233     $20,923     $16,455      $(3,703)     $ (50)        $(312)     $33,546
Net income .............................    --          --       2,148           --         --            --        2,148
Decrease in unearned compen-
  sation - ESOP ........................    --          --          --           --         --            40           40
Increase in unrealized gain (loss) on
  available for sale securities,
  net of taxes .........................    --          --          --           --        297            --          297
Exercise of stock options ..............    --          16          --           --         --            --           16
Repurchase of stock ....................    --          --          --         (994)        --            --         (994)
Dividends declared ($.20 per share) ....    --          --        (373)          --         --            --         (373)
                                          ----     -------     -------      -------      -----         -----      -------
Balance at June 30, 1997 ...............  $233     $20,939     $18,230      $(4,697)     $ 247         $(272)     $34,680
                                          ====     =======     =======      =======      =====         =====      =======




Balance at December 31, 1995 ...........  $232     $20,811     $13,676      $(3,703)     $ (62)        $(393)     $30,561

Net income .............................    --          --       1,680           --         --            --        1,680
Decrease in unearned compen-
  sation - ESOP ........................    --          --          --           --         --            40           40
Exercise of stock options ..............    --          18          --           --         --            --           18
Increase in unrealized loss on
  available for sale securities,
  net of taxes .........................    --          --          --           --       (487)           --         (487)
Dividends declared ($.20 per share) ....    --          --        (376)          --         --            --         (376)
                                          ----     -------     -------      -------      -----         -----      -------
Balance at June 30, 1996 ..............   $232     $20,829     $14,980      $(3,703)     $(549)        $(353)     $31,436
                                          ====     =======     =======      =======      =====         =====      =======




See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------
                                   (Unaudited)


                                                              Six  Months Ended
                                                                   June 30,
                                                            ----------------------
                                                              1997          1996
                                                            --------      --------
                                                              (In thousands)

Cash flows from operating activities:
 Net income ..............................................  $  2,148      $  1,680

 Adjustments to reconcile net income to net cash provided (used) by operating activities:

    Provision for loan losses ............................       315           240
(Gain) loss on sales and write-down of
       other real estate owned, net ......................       (94)           --
    Amortization, accretion and depreciation, net ........       948           822
Gain on sales of securities, net .........................      (218)         (265)
Loans originated for sale in the
    secondary market .....................................    (9,098)       (9,883)
    Proceeds from sales of loans .........................    11,286         8,427
    Gain on sales of mortgage loans, net .................      (121)         (197)
    Other, net ...........................................    (1,099)          165
                                                            --------      --------
Net cash provided (used) by operating
      activities .........................................     4,067           989
                                                            --------      --------

Cash flows from investing activities:
Maturities of held for investment
      investment securities ..............................        --            --
 Purchase of held for investment
      investment securities ..............................    (2,067)       (3,633)
 Proceeds from principal payments received
      on held for investment securities ..................     3,099         4,550
 Proceeds from sales of available for sale
   securities ............................................    17,280        11,983
 Proceeds from principal payments on
   available for sale securities .........................     5,549        10,435
 Purchase of available for sale securities ...............   (36,188)      (24,575)
 Loans originated/purchased, net .........................    (3,797)      (25,347)
 Proceeds from sales of loans held in portfolio ..........        --         3,038
 Purchases of FHLB stock .................................        --          (472)




See accompanying notes to unaudited consolidated financial statements

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

--------------------------------------------------------------------------------

                                   (Unaudited)


                                                           Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                           1997          1996
                                                         --------      --------
                                                             (In thousands)

 Purchase of banking premises and equipment
  and improvements to other real estate owned .......... $   (520)     $   (420)
 Proceeds from sales of other real estate owned ........      594           310
                                                         --------      --------

 Net cash provided (used) by investing activities ......  (16,050)      (24,131)
                                                         --------      --------

Cash flows from financing activities:
 Net increase in deposits ..............................   10,179        13,827
 Net increase (decrease) in borrowings with original
  maturities of three months or less ...................   (1,188)       19,130
 Proceeds from short-term borrowings with
  maturities in excess of three months .................   10,000         5,000
 Proceeds from exercise of stock options ...............       16            18
 Principal payments on short-term borrowings with
  maturities in excess of three months .................  (32,000)      (15,500)
 Proceeds from issuance of long-term debt ..............   34,000         9,500
 Principal payments on long term debt ..................   (6,958)       (9,081)
 Purchase of treasury stock ............................     (994)           --
Cash paid for dividends ................................     (376)         (376)
                                                         --------      --------

  Net cash provided from financing activities ..........   12,679        22,518
                                                         --------      --------

Net increase (decrease)in cash and cash equivalents ....      696          (624)
Cash and cash equivalents at beginning of period .......    9,708        10,611
                                                         --------      --------
Cash and cash equivalents at end of period ............. $ 10,404      $  9,987
                                                         ========      ========

Supplemental cash flow information:
   Interest paid on deposits ........................... $  5,396      $  5,217
   Interest paid on borrowed funds .....................    4,316         4,436
   Income taxes paid ...................................    2,427           225
   Transfers to other real estate owned, net ...........       --            --



See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

--------------------------------------------------------------------------------

A)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Abington Bancorp, Inc. (the "Company") is a one-bank holding company which owns all of the outstanding capital stock of Abington Savings Bank ("the Bank"). Abington Bancorp, Inc., was reestablished as the Bank's holding company on January 31, 1997. Previously, the Company's predecessor, also known as Abington Bancorp, Inc. had served as the Bank's holding company from February 1988 until its dissolution in December 1992. The Company's primary business is serving as the holding company of the Bank.

       The accompanying consolidated financial statements as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 have been prepared by the Company without audit, and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to reflect a fair statement of the results of the interim periods presented. On January 31, 1997, in connection with the holding company formation, each share of the Bank's common stock previously outstanding was converted automatically into one share of common stock of the Company, and the Bank became a wholly-owned subsidiary of the Company. This reorganization had no impact on the consolidated financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the footnotes contained in the Bank's consolidated financial statements as of and for the year ended December 31, 1996, which are included in the Company's Annual Report to Stockholders. Interim results are not necessarily indicative of results to be expected for the entire year.

       The consolidated financial statements include the accounts of Abington Bancorp, Inc. and its wholly-owned subsidiary, Abington Savings Bank. Abington Savings Bank also includes its wholly-owned subsidiaries, Holt Park Place Development Corporation and Norroway Pond Development Corporation each typically owning properties being marketed for sale, ABBK Corporation, which invested in real estate limited partnerships and was dissolved in January 1997, and Abington Securities Corporation, which invests primarily in obligations of the United States Government and its agencies and equity securities. All significant intercompany balances and transactions have been eliminated in consolidation.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (continued)

--------------------------------------------------------------------------------


B)     DIVIDEND DECLARATION

       The Board of Directors of Abington Bancorp., Inc. declared a cash dividend of $.10 per share to holders of its common stock in June 1997. The dividend was payable on July 24, 1997 to stockholders of record as of the close of business on July 10, 1997.


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

       The pro forma earnings per share for the three and six month periods ended June 30, 1997 and 1996 using the methods prescribed by SFAS No. 128, are as follows:


                                                 Three Months Ended            Six Months Ended
                                                     June 30,                      June 30,
                                                     --------                      --------
                                                1997           1996           1997           1996
                                                ----           ----           ----           ----

                                               (In thousands except per share and share data)

       Net Income ........................   $    1,096     $      846     $    2,148     $    1,680
                                             ==========     ==========     ==========     ==========
          EARNINGS PER SHARE:
          Basic-

          Earnings per share .............   $      .59     $      .45     $     1.14     $      .89
                                             ==========     ==========     ==========     ==========

          Weighted average common shares .    1,869,000      1,885,000      1,882,000      1,884,000
                                             ==========     ==========     ==========     ==========
          Diluted-

          Earnings per share .............   $      .55     $      .43     $     1.08     $      .85
                                             ==========     ==========     ==========     ==========
          Weighted average common shares
          and share equivalents ..........    1,987,000      1,973,000      1,997,000      1,975,000
                                             ==========     ==========     ==========     ==========

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1997 (continued)

--------------------------------------------------------------------------------

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

As of August 5, 1997, the Company had repurchased 55,000 shares of its common stock under this plan at a total cost of approximately $1,309,000. All of the repurchases were subsequent to March 31, 1997.

E)     Stock Option Plan

In March 1997, the Board of Directors has approved an Incentive and Non-qualified Stock Option Plan (the 1997 Stock Option Plan), which was also approved by the stockholders of the Company at its annual meeting in June 1997.

The 1997 Stock Option Plan authorizes the grant of (i) options to purchase Common Stock intended to qualify as incentive stock options ("Incentive Options"), as defined in Section 422 of the Code, and (ii) options that do not so qualify ("Nonqualified Options"). Up to 150,000 shares of Common Stock(subject to adjustment upon certain changes in the capitalization of the Company) may be issued pursuant to awards granted by the Stock Compensation Committee(the "Compensation Committee"). The Compensation Committee will select the individuals to whom awards are granted and will determine the terms of each award, subject to the provisions of the 1997 Stock Option Plan. Incentive Options may be granted under the 1997 Stock Option Plan only to officers and other employees of the Company or its subsidiaries. Nonqualified Options may be granted under the 1997 Stock Option Plan to officers or other employees of the Company or its subsidiaries, and to members of the Board of Directors and consultants or other persons who render services to the Company.

--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

GENERAL

The Company's results of operations depend primarily on its net interest income after provision for possible loan losses, its revenue from other banking services and non-interest expenses. The Company's net interest income depends upon the net interest rate spread between the yield on the Company's loan and investment portfolios and the cost of funds, consisting primarily of interest expense on deposits and Federal Home Loan Bank advances. The interest rate spread is affected by the match between the maturities or repricing intervals of the Company's assets and liabilities, the mix and composition of interest sensitive assets and liabilities, economic factors influencing general interest rates, loan demand and savings flows, as well as the effect of competition for deposits and loans. The Company's net interest income is also affected by the performance of its loan portfolio and the level of non-earning assets. Revenues from loan fees and other banking services depend upon the volume of new transactions and the market level of prices for competitive products and services. Non-interest expenses depend upon the efficiency of the Company's internal operations and general market and economic conditions.

NET INTEREST INCOME

Net interest income is affected by the mix and volume of assets and liabilities, the movement and level of interest rates, and interest spread, which is the difference between the average yield received on earning assets and the average rate paid on deposits and borrowings. The Company's net interest rate spread was 3.31% and 3.33% for the quarter and six months ended June 30, 1997,respectively and 3.08% and 3.10% for the quarter and six months ended June 30, 1996, respectively.

The level of impaired loans and other real estate owned also has an impact on net interest income. At June 30, 1997, the Company had $866,000 in impaired loans, with no other real estate owned, compared to $1,028,000 in impaired loans and $500,000 in other real estate owned, respectively, as of December 31, 1996. All impaired loans for the respective periods noted were accounted for on a non-accrual basis.

--------------------------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


The table below presents the components of interest income and expense for the major categories of assets and liabilities for the periods indicated.

                                               Three Months Ended          Six Months Ended
                                                     June 30                    June 30
                                               ------------------          -----------------
                                               1997          1996          1997         1996
                                               ----          ----          ----         ----

Interest and dividend income:
 Interest and fees on loans .................. $6,132       $5,635       $12,171       $11,149
 Interest on mortgage-backed investments .....  2,324        2,305         4,554         4,640
 Interest on bonds and obligations ...........    412          380           805           727
 Dividend income .............................    145          133           292           271
 Interest on short-term investments ..........     15           18            23            28
                                               ------       ------       -------       -------
  Total interest and dividend income ......... $9,028       $8,471       $17,845       $16,815
                                               ------       ------       -------       -------

Interest expense:
 Interest on deposits ........................  2,714        2,612         5,394         5,236
 Interest on short-term borrowings ...........    636          954         1,453         1,879
 Interest on long-term debt ..................  1,657        1,290         2,924         2,558
                                               ------       ------       -------       -------
  Total interest expense .....................  5,007        4,856         9,771         9,673
                                               ------       ------       -------       -------
Net interest income .......................... $4,021       $3,615       $ 8,074       $ 7,142
                                               ======       ======       =======       =======


A breakdown of the components of the Company's net interest-rate spread is as follows:


                                                    Three Months Ended      Six Months Ended
                                                        June 30                  June 30
                                                        -------                  -------
                                                    1997        1996        1997        1996
                                                    ----        ----        ----        ----

Weighted average yield earned on:
   Loans .........................................  8.18%       8.08%       8.14%       8.18%
   Mortgage-backed investments ...................  6.86        6.62        6.87        6.67
   Bonds and obligations .........................  7.10        6.47        7.20        6.24
   Marketable and other equity securities ........  4.87        4.94        4.90        5.08
   Short-term investments ........................ 11.17        7.76        5.15        5.75

Weighted average yield earned on
   interest-earning assets .......................  7.67        7.47        7.65        7.53

Weighted average rate paid on:
   NOW and non-interest NOW deposits .............   .88         .88         .87         .86
        Savings deposits .........................  2.23        2.36        2.27        2.38
        Time deposits ............................  5.64        5.73        5.69        5.80
        Total deposits ...........................  3.54        3.65        3.57        3.69
        Short-term borrowings ....................  5.54        5.51        5.45        5.66
        Long-term debt ...........................  6.18        5.91        6.02        5.91

   Weighted average rate paid on
   interest-bearing liabilities ..................  4.36        4.39        4.32        4.43

Net interest-rate spread .........................  3.31%       3.08%       3.33%       3.10%




--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

RATE/VOLUME ANALYSIS

The following tables present, for the periods indicated, the change in interest income and the change in interest expense attributable to the change in interest rates and the change in the volume of earning assets and interest-bearing liabilities. The change attributable to both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                                                 Three Months Ended June 30,
                                              --------------------------------
                                                       1997 vs. 1996
                                                    Increase (Decrease)
                                              --------------------------------
                                                          Due to
                                              --------------------------------
                                              Volume        Rate         Total
                                              --------------------------------
                                                       (In thousands)
Interest and dividend income:

  Loans ....................................   $ 425        $  72        $ 497
  Mortgage-backed investments ..............    (277)         296           19
  Bonds and obligations ....................     (31)          63           32
  Equity securities ........................      24          (12)          12
  Short-term investments ...................     (32)          29           (3)
                                               -----        -----        -----

      Total interest and dividend
       income ..............................     109          448          557
                                               -----        -----        -----
Interest expense:
  NOW deposits .............................      21           (3)          18
  Savings deposits .........................      81          (94)         (13)
  Time deposits ............................     272         (175)          97
  Short-term borrowings ....................    (349)          31         (318)
  Long-term debt ...........................     305           62          367
                                               -----        -----        -----

      Total interest expense ...............     330         (179)         151
                                               -----        -----        -----

Net interest income ........................   $(221)       $ 627        $ 406
                                               =====        =====        =====


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                                  Six Months Ended June 30,
                                              --------------------------------
                                                       1997 vs. 1996
                                                    Increase (Decrease)
                                              --------------------------------
                                                          Due to
                                              --------------------------------
                                              Volume        Rate         Total
                                              --------------------------------
                                                       (In thousands)


Interest and dividend income:

  Loans ...................................  $1,182        $(160)       $1,022
  Mortgage-backed investments .............    (391)         305           (86)
  Bonds and obligations ...................     (78)         156            78
  Equity securities .......................      46          (25)           21
  Short-term investments ..................      (2)          (3)           (5)
                                             ------        -----        ------
      Total interest and dividend
       income .............................     757          273         1,030
                                             ------        -----        ------
Interest expense:
  NOW deposits ............................      34            3            37
  Savings deposits ........................      72          (96)          (24)
  Time deposits ...........................     332         (187)          145
  Short-term borrowings ...................    (358)         (68)         (426)
  Long-term debt ..........................     317           49           366
                                             ------        -----        ------
      Total interest expense ..............     397         (299)           98
                                             ------        -----        ------

Net interest income .......................  $  360        $ 572        $  932
                                             ======        =====        ======



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

GENERAL. Net income for the quarter ended June 30, 1997 was $1,096,000 or $.55 per share compared to a net income of $846,000 or $.43 per share in the corresponding period of 1996, a net increase of $250,000 or 29.6%. The overall improvement in net income was mainly attributable to increases in net interest income and customer service fees.

INTEREST AND DIVIDEND INCOME. Interest and dividend income increased $557,000 or 6.6% during the three month period ended June 30, 1997 as compared to the same period in 1996. The increase was attributable to increases in earning assets, particularly loans, and the rates earned on those assets. The balance of average earning assets for the three month period ended June 30, 1997 was approximately $470,967,000 as compared to $453,465,000 for the same period in 1996, an overall increase of $17,502,000 or 3.9%. The increase in earning assets was generally due to increases in average loan balances which were $299,730,000 for the three months ended June 30, 1997, as compared to $278,914,000 for the same period in 1996, an increase of $20,816,000 or 7.5%. This increase was generally caused by larger volumes of commercial loan originations in the latter half of 1996 and into 1997 as well as higher residential loan balances which were the result of the steady volume of loan originations and purchases in this area throughout 1996 and into 1997. See "Liquidity and Capital Resources" and "Asset-Liability Management" for further discussion of the Company's investment strategies. The average yield earned on loans also increased for the second quarter of 1997 as compared to 1996 primarily due to overall increases in the rates earned on loans and the mortgage backed and investment securities portfolios. The yield on loans averaged a yield of 8.18% in the second quarter of 1997 as compared to 8.08% in the same period in 1996. This increase was generally due to a change in the composition of the Company's loan portfolio which had higher concentrations of commercial loans in 1997. As of June 30, 1997, commercial loans, including commercial real estate comprised 12.6% of the Company's loan portfolio at June 30, 1997 (approximately $37,893,000) as compared to 7.5% at June 30, 1996 (approximately $21,562,000). Additionally, in March 1997, the Company experienced increases in general economic rates, including the prime lending rate, which generally coincided with the Federal Reserve's decision to increase the Federal discount rate 25 basis points, which has also had a favorable impact on rates earned on loans. Average balances of mortgage-backed and investment securities were $135,588,000 and $23,202,000, respectively in the second quarter of 1997, as compared to $139,347,000 and $23,503,000, respectively, for the same period in 1996. These balances, when combined, generally declined as run-off from the investment portfolio was generally re-invested into loan production throughout 1996 and into 1997.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


The yield on the mortgage-backed and investment securities portfolios increased to 6.86% and 7.10%, respectively, from 6.62% and 6.47%, respectively. This was generally achieved through the sale of various lower yielding securities held by the Bank in its portfolio of securities available for sale and the acquisition of securities at higher yields, both of which took place during the second half of 1996 and the first half of 1997.

INTEREST EXPENSE. Interest expense for the quarter ended June 30, 1997 increased $151,000 or 3.1% compared to the same period in 1996 generally due to increases in deposit balances, which were partially offset by decreases in the average rates paid on savings and time deposits. The blended weighted average rate paid on deposits and borrowed funds was 4.36% for the three months ended June 30, 1997 as compared to 4.39% for the same period in 1996. The weighted average rates paid on deposits was 3.54% for the quarter ended June 30, 1997 as compared to 3.65% for the same period in 1996. The overall cost of deposits has declined in the second quarter of 1997 as compared to the same period in 1996, generally due to the success of continued promotional efforts to attract core deposits (NOW accounts, savings and money markets), which typically have a lower cost of funds than time deposits and borrowings, as well as due to overall declines in the cost of funds related to time deposits. The average balance of core and time deposits rose to $162,951,000 and $143,528,000, respectively, for the second quarter of 1997 as compared to $151,707,000 and $134,550,000, respectively, for the corresponding period in 1996, increases of 7.4% and 6.7%, respectively. Additionally, the weighted average rate paid on time deposits declined to 5.64% for the second quarter of 1997, as compared to 5.73% in 1996. This change reflects the re-financing of various certificates as they have matured at lower rates than they had been paying in previous periods and is the result of the generally declining rate environment which has existed over the past year. The Bank will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings. Borrowing levels decreased slightly, overall, during the second quarter of 1997 as compared to 1996, to $153,186,000 from $156,568,000, a decline of 2.2%. The overall weighted average rates paid on borrowed funds increased to approximately 5.99% for the quarter ended June 30, 1997 from 5.73% in 1996. This increase was generally due to economic rate increases in March 1997 as well as a result of management's decision to extend $28 million in borrowings from short term to long term (generally refinanced out 3 and 4 years) at the end of the first and into the second quarter to provide further protection against potential interest rate increases. The Bank will continue to evaluate the use of borrowing as an alternative funding source for asset growth in future periods. See "Asset-Liability Management" for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


NON-INTEREST INCOME. Total non-interest income increased $144,000 or 13.6% in the second quarter of 1997 in comparison to the same period in 1996. Customer service fees, which were $791,000 for the quarter ended June 30, 1997 as compared to $630,000 for 1996, for an increase of $161,000 or 25.6%, rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios. Non-interest income was also favorably impacted by the sales of various other real estate owned properties at better than anticipated prices. Income related to the sales of other real estate owned was $78,000 for the second quarter of 1997 for which there was no corresponding income or loss in the same period in 1996. Loan servicing fees and gains on sales of mortgage loans have declined to $119,000 and $40,000, respectively, for the second quarter of 1997 as compared to $169,000 and $64,000, respectively, for the same period in 1996. This generally is reflective of management's decision to sell most of its residential mortgage production on a servicing released basis commencing in 1996, the amortization of previously capitalized servicing rights and also due to fewer loans being originated for sale in 1997. The average balances of loans serviced for others declined to $229,007,000 for the second quarter of 1997 as compared to $245,876,000 in the corresponding period in 1996, a decline of 6.9%. The loan serving income for the second quarter was further negatively impacted by accelerated amortization of certain mortgage servicing rights (approximately $35,000) given changes in management's estimates for future prepayments on the related loan servicing pools. Declining trends in servicing income are expected to continue due to the Company's strategic change of selling wholesale mortgage production on a servicing released basis and also due to accounting changes for loans sold servicing retained prescribed by FASB No. 122-"Accounting for Mortgage Servicing Rights" and FASB No. 125-"Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". Gains on sales of securities remained relatively consistent at $108,000 for the second quarter of 1997 as compared to $144,000 for 1996 generally due to a consistently strong market for equity securities. Gains on sales of securities were somewhat less in 1997 as compared to 1996 due to losses taken on certain mortgage-backed securities sales during the quarter which has helped increase the overall yield on that portfolio.

NON-INTEREST EXPENSES. Non-interest expenses for the quarter ended June 30, 1997 increased $74,000 or 2.3% compared to the same period in 1996. Salaries and employee benefits increased 4.8% or $72,000 primarily due to increases in health insurance costs and staffing levels in the Company's business banking and retail areas which correspond with the Company's strategic focuses of increasing commercial loans and attracting core deposits. Occupancy expenses increased $33,000 or 5.8% primarily due to general inflation on increases in capital expenditures, particularly technology. Other non-interest expenses also decreased $31,000 or 2.7% for the quarter ended June 30, 1997 in comparison to the same period in 1996, generally due to lower legal and other professional services expenses as compared to the same period in 1996.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses was $157,000 for the quarter ended June 30, 1997 as compared to $120,000 for the same period in 1996. This increase of $37,000 primarily reflects management's estimate of general increased risk associated with increases in the Company's commercial loan portfolios over the past year, considering the type of loans being made and current economic conditions.


PROVISION FOR INCOME TAXES. The Company's effective income tax rate for the quarter ended June 30, 1997 was 38.4% compared to 36.9% for the quarter ended June 30, 1996. The lower effective tax rate in comparison to statutory rates for both periods is reflective of the levels of income earned by certain non- bank subsidiaries which are taxed, for state tax purposes, at lower rates. The increased effective tax rate for 1997 generally reflects state taxes accrued associated with dividends from Abington Savings Bank to Abington Bancorp, Inc.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


            COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

GENERAL. Net income for the six months ended June 30, 1997 was $2,148,000 or $1.08 per share compared to a net income of $1,680,000 or $.85 per share in 1996, an increase of 27.9% or $468,000. The overall improvement in net income was generally attributable to increases in net interest income and customer service fees.

INTEREST AND DIVIDEND INCOME. Interest and dividend income increased $1,030,000 or 6.1% for the six month period ended June 30, 1997 as compared to the same period in 1996. This increase was attributable to both increases in earning assets and the rate earned on those assets. The balance of average earning assets for the six months ended June 30, 1997 was $466,829,000 as compared to $446,699,000 for the same period in 1996, an increase of $20,130,000 or 4.5%.
The increase in earning assets was generally due to increases in average loan balances which were $298,996,000 for the six months ended June 30, 1997 as compared to $272,537,000 for the same period in 1996, an increase of $26,459,000 or 9.7%. This increase was caused by larger volume of commercial loan originations in the latter half of 1996 and into 1997 as well as higher residential loan balances which were the result of the steady volume of loan origination and purchases in this area throughout 1996 and into 1997. See "Liquidity and Capital Resources" and "Asset-Liability Management" for further discussion of the Company's investment strategies. The average yield earned on loans was slightly lower for the six months ended June 30, 1997 at 8.14% as compared to 8.18% in 1996. These declines were generally caused by the generally declining rate environment for mortgage originations and purchases throughout the second half of 1996 and into 1997. The effect of this environment on the yields on residential mortgage originations and purchases was somewhat offset by continued growth in the Company's commercial and commercial real estate loan portfolio which was 12.6% of the Company's loan portfolio at June 30, 1997 (approximately $37,893,000) as compared to 7.5% at June 30, 1996 (approximately $21,562,000). Average balances of mortgage-backed and investment securities were $132,660,000 and $22,350,000, respectively, for the six months ended June 30, 1997 as compared to $139,197,000 and $23,313,000, respectively in 1996. These balances have declined in 1997 as the run-off from the investment portfolio was generally being reinvested into loan production throughout 1996 and into 1997. The yield on the mortgage-backed and investment securities portfolios increased to 6.87% and 7.20%, respectively, for the six month period ended June 30, 1997 as compared to 6.67% and 6.24%, respectively, in 1996. This was generally achieved through the sale of various lower yielding securities held by the Bank in its portfolio of securities available for sale and the acquisition of securities at higher yields, both of which took place in the second half of 1996 and the first six months of 1997.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

INTEREST EXPENSE. Interest expense for the six months ended June 30, 1997 increased $98,000 or 1.0% compared to the same period in 1996 generally due to increases in deposit balances, which were partially offset by decreases in the average rates paid on deposits. The average balance of core deposits (NOW accounts, savings and money markets) and time deposits, rose to $160,647,000 and $141,261,000, respectively, for the six month period ended June 30, 1997 as compared to $150,006,000 and $133,557,000, respectively in 1996, for increases of 7.1% and 5.8%, respectively. The weighted average rates paid on deposits decreased to 3.57% for the six months ended June 30, 1997 from 3.69% for 1996, generally due to the success of continued promotional efforts to attract core deposits, which typically have lower cost of funds as compared to time deposits and borrowed funds, as well as overall decreases in the rates paid on time deposits to 5.69% for the six month period ended June 30, 1997 as compared to 5.80% for the corresponding period in 1996. This change reflects the refinancing of various certificates as they matured at lower rates than they had been paying in previous periods as a result of the generally declining interest rate environment which has generally existed over the past year. The Bank will continue to closely manage its cost of deposits by continuing to seek new methods of acquiring core deposits and maintaining its current core deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings. Borrowings levels decreased slightly from an average of $152,911,000 for the six months ended June 30, 1996 to $150,418,000 for the same period in 1997, a decline of 1.6%. The overall weighted average cost of borrowed funds increased slightly to 5.82% for the six months ended June 30, 1997 from 5.80% for 1996 generally due to economic rate increases since the beginning of the second quarter and also due to management's decision to extend approximately $28,000,000 of short-term borrowings from short-term to longer term maturities with terms of generally 3 and 4 years to provide for further protection against potential future interest rate increases. The Bank will continue to evaluate the use of borrowings as an alternative funding source for asset growth in future periods. See "Asset-Liability Management" for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


NON INTEREST INCOME. Total non-interest income increased $207,000 or 9.7% in the first six months of 1997 in comparison to 1996. Customer service fees, which were $1,471,000 for the six months ended June 30, 1997 as compared to $1,189,000 or 23.7%, for an increase of $282,000 or 23.7%, rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios. Non-interest income was also favorably impacted by the sales of various other real estate owned properties at better than anticipated prices. Income related to the sales of other real estate owned was $94,000 for the six months ended June 30, 1997 for which there was no corresponding income or loss in the same period in 1996. Loan servicing fees and gains on sales of mortgage loans have declined to $262,000 and $121,000 for the first six months of 1997 as compared to $346,000 and $197,000, respectively, for the same period in 1996. This generally is reflective of management's decision to sell most of its residential mortgage production on a servicing released basis commencing in 1996, amortization of previously capitalized servicing rights and also due to fewer loans being originated for sale in 1997. The average balances of loans serviced for others declined to $231,667,000 for the six months ended June 30, 1997 as compared to $248,527,000 in the corresponding period in 1996, decline of 6.8%. The loan servicing income for the first half of 1997 was further negatively impacted by accelerated amortization of certain mortgage servicing rights (approximately $35,000) given management's changes in estimated future prepayments on the related loan servicing pools. Declining trends in servicing income are expected to continue due to the Company's strategic change of selling wholesale mortgage production on a servicing released basis and also due to accounting changes for loans sold servicing retained prescribed by FASB No. 125-"Accounting for Mortgage Servicing Rights" and FASB No. 125- "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". Gains on sales of securities remained relatively consistent at $121,000 for the first six months of 1997 as compared to $197,000 for the corresponding period in 1996 generally due to a consistently strong market for equity securities. Gains on sales of securities were somewhat less in 1997 as compared to 1996 due to losses taken on certain mortgage-backed securities sales in the six month period ended June 30, 1997 which has helped increase the overall yield in that portfolio.

NON INTEREST EXPENSES. Non interest expenses for the six months ended June 30, 1997 increased $237,000 or 3.7% compared to the same period in 1996. Salaries and employee benefits increased 8.8% or $260,000 primarily due to increases in health insurance costs and staffing levels which correspond with the Company's business banking and retail areas which correspond with the Company's strategic focuses of increasing commercial loans and attracting core deposits. Occupancy expenses decreased $12,000 or 5.8% primarily due to lower costs of snow removal partially offset by general inflation on increases in capital expenditures, particularly technology. Other non-interest expenses decreased $10,000 or .5% for the period ended June 30, 1997 in comparison to the same period in 1996, generally due to lower legal and other professional service expenses as compared to the same period in 1996.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses was $315,000 for the six months ended June 30, 1997 as compared to $240,000 for the same period in 1996. This increase of $75,000 primarily reflects management's estimate of general increased risk associated with increases in the Company's commercial loan portfolio over the past year, considering the type of loans being made and current economic conditions.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate for the six months ended June 30, 1997 was 39.0% compared to 37.6% for the six months ended June 30, 1996. The lower effective tax rate in comparison to statutory rates for both periods is reflective of the levels of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates. The increased effective tax rate for 1997 generally reflects state taxes associated with dividends from Abington Savings Bank to Abington Bancorp, Inc.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


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

The Bank's policy is to match, as well as possible, the interest rate sensitivities of its assets and liabilities. Residential mortgage loans which the Bank currently originates and retains for the Bank's own portfolio are primarily 1 and 3-year adjustable rate mortgages. Fixed rate residential mortgage loans originated by the Bank are primarily sold in the secondary market, although in each year since 1989 the Bank has originated or purchased approximately $30,000,000 primarily in shorter-term fixed rate mortgage loans (generally 10 to 15-year) to be held in portfolio, in order to provide a hedge against the Bank's asset sensitivity.

The Bank also emphasizes loans with terms to maturity or repricing of 3 years or less, such as certain adjustable rate residential mortgage loans, residential construction loans, commercial mortgages, business loans, second mortgages and home equity loans.

In addition, to help manage interest rate sensitivity, in July 1994, the Bank entered into an interest rate swap agreement with an international investment banking firm whereby the Bank receives a fixed rate of interest of 5.35% and pays interest based on the 6-month floating LIBOR rate which resets semi-annually (February and August). The notional amount of this swap was initially $15,000,000. This amount amortizes down at a rate consistent with the amortization and prepayments of a referenced pool of residential mortgages as specified in the agreement.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


The notional amount of this swap was approximately $12,731,000 at June 30, 1997. In addition to the fixed rate of interest, the Bank also received a discount of $300,000 from the investment banking firm in cash upon execution of this agreement. This discount is also being accreted to income over the life of the swap agreement at a rate consistent with the payment and prepayment levels of the referenced pool of mortgages. The resulting yield received by the Bank, including the impact of this accretion was approximately 6.25%. This agreement terminates, regardless of the balance remaining on the referenced collateral, on August 25, 1997. Management does not intend to review this interest rate swap or to acquire a new interest rate swap at this time given its evaluation of the Company's current asset-liability position. The Bank entered into this agreement as a micro-hedge against its one year adjustable rate mortgage portfolio (including those held as mortgage-backed securities). Interest income (expense) associated with this swap is recognized generally by the accrual method with monthly settlements. Before the implementation of this strategy, ALCO reviewed various stress tests performed on the interest rate swap and the Bank's one-year adjustable rate mortgage portfolio. The results of this testing indicated that the hedge strategy would not result in a material amount of lost income (as compared to results without the interest rate swap) in the most disadvantageous scenario presented.

Management desires to expand its interest earning asset base in future periods primarily through growth in the Bank's loan portfolio. Loans comprised approximately 64.1% of the average interest earning assets in the first six months of 1997. Over the past few years, this ratio has been negatively impacted by several factors. First, the acquisitions of Holbrook (June 1995), Hull (June
1994) and Landmark (June 1992), were predominately assumption's of deposits; loans acquired in those transactions accounted for only 29.2% of the total deposits acquired of approximately $91,153,000. Also during this period, the Bank has gone through two key cycles in the residential lending market, which has historically been the Bank's primary source of loan growth. In 1992 and through the early portion of 1994, interest rates on mortgages generally declined to levels which were the lowest in recent history. While this market was very favorable for loan originations, it also had a negative impact on the balances of loans outstanding primarily due to high prepayment rates, a competitive marketplace for loan originations and the types of loans being made. Loan origination volumes represented loans which were generally not as desirable for the Bank's asset-liability purposes (i.e., 30-year fixed rate mortgages). Since early 1994 and through the early part of 1995, interest rates rose, which resulted in slower prepayments on the Bank's loan portfolios. However, due to the overall decreased refinancing demand, the competition increased among residential mortgage lenders and loan origination volumes began to slow. As long term interest rates eased in late 1995 and generally through 1996 and into 1997, the market became more favorable for residential loan originations. In the future, the Bank intends to be competitive in the residential mortgage market, but plans to place greater emphasis on consumer and commercial loans.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The Bank also has remained, and expects to remain, active in pursuing wholesale opportunities to purchase loans. During the first six months of 1997 and 1996, the Bank acquired approximately $11,400,000 and $26,200,000, respectively, of residential first mortgages.

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

The level of the Bank's liquid assets and the mix of its investments may vary, depending upon management's judgement as to market trends, the quality of specific investment opportunities and the relative attractiveness of their maturities and yields. Management has been aggressively promoting the Bank's core deposit products since the first quarter of 1995, particularly checking and NOW accounts. The success of this program has favorably impacted the overall deposit growth to date, despite heavy competition for such funds, and has helped the Bank to increase its customer base.

The Bank has also sought prudent deposit growth by pricing deposits competitively in its market area, although it does not necessarily offer the highest rates available for deposits. During the latter portion of 1994 and into 1995, the market area in which the Bank operates began to show some signs of pricing competitiveness for deposits, particularly certificates of deposit. At the same time, the banks in the Bank's market area have not been aggressive in pricing core deposits. This resulted in many banks experiencing a shift from core deposits to certificates of deposit reflecting consumers' desire to increase the rate of return on their deposits. The Bank experienced migration of approximately $10 million of core deposits to certificates of deposit in early 1995. While no such material migration occurred in 1996 or thus far in 1997, similar migrations of core deposits to certificates of deposit could continue to the extent that customers perceive that the rates paid on certificates of deposit exceed those paid on core deposits by amounts they perceive to be so advantageous that they are willing to sacrifice their short-term liquidity for increases in yield or to move their investments into the equity market, including mutual funds.

The Bank is also a voluntary member of the Federal Home Loan Bank ("FHLB") of Boston. This borrowing capacity assists the Bank in managing its asset/liability growth because, at times, the Bank considers it more advantageous to borrow money from the FHLB of Boston than to raise money through time deposits.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Borrowed funds totaled $151,378,000 at June 30, 1997 compared to $147,524,000 at December 31, 1996. These borrowings are primarily comprised of FHLB of Boston advances and have primarily funded residential loan originations or purchases and the purchase of mortgage-backed investments.

The following table sets forth maturity and repricing information relating to interest-sensitive assets and liabilities and the Bank's interest rate swap at June 30, 1997. The balance of such accounts has been allocated among the various periods based upon the terms and repricing intervals of the particular assets and liabilities. For example, fixed rate mortgage loans and mortgage-backed securities, regardless of held for investment or available for sale classification, are shown in the table in the time periods corresponding to projected principal amortization computed based on their respective weighted average maturities and weighted average rates using prepayment data available from the secondary mortgage market. Adjustable rate loans and securities are allocated to the period in which the rates would be next adjusted. The table on the following page does not reflect partial or full prepayment of certain types of loans and investment securities prior to scheduled contractual maturity. Since regular passbook savings and NOW accounts are subject to immediate withdrawal, such accounts have been included in the "Other Savings Accounts" category and are assumed to mature within 6 months. This table does not include non-interest bearing NOW accounts.

While this table presents a cumulative negative gap position in the 6 month to 5 year horizon, the Company considers its earning assets to be more sensitive to interest rate movements than its liabilities are subject to interest rate adjustments. In general, assets are tied to increases that are immediately impacted by interest rate movements while deposit rates are generally driven by market area and demand which tend to be less sensitive to general interest rate changes. In addition, other savings accounts and money market accounts are substantially stable core deposits, although subject to rate changes. A substantial core balance in these type of accounts is anticipated to be maintained over time.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                                                                   At June 30, 1997
                                  ---------------------------------------------------------------------------------------
                                                                Repricing/Maturity Interval
                                  ---------------------------------------------------------------------------------------
                                     (1)           (2)           (3)           (4)         (5)          (6)
                                                                                                        Over
                                   0-6 Mos.      6-12 Mos.     1-2 Yrs.      2-3 Yrs.    3-5 Yrs.      5 Yrs.     Total
                                  ---------------------------------------------------------------------------------------
                                                           (Dollars in thousands)

Assets subject to interest rate
 adjustment:
  Short-term investments          $     161           --            --           --           --           --   $    161
  Bonds and obligations               4,193         2,000         2,035          998        2,078       12,113     23,417
  Mortgage-backed investments        30,887        26,798        17,707       17,535       21,170       26,436    140,583
  Mortgage loans subject to          42,061        15,973        16,283       15,084       15,783         --      105,183
   rate review                       17,173        11,865        35,708       33,604       29,332       49,866    177,548
  Fixed-rate mortgage loans           7,968         3,523         3,510        2,369        1,512         --       19,745
                                  ---------     ---------     ---------     --------     --------     --------   --------
  Commercial and other loans
      Total                       $ 102,443     $  60,158     $  75,243     $ 69,590     $ 69,875     $ 88,415   $466,587
                                  ---------     ---------     ---------     --------     --------     --------   --------


Liabilities subject to interest
 rate adjustment:
  Money market deposit accounts      15,504            --            --           --           --           --     15,504
  Savings deposits - term
   certificates                      56,136        31,737        28,541       19,765        7,959           --    144,138
  Other savings accounts            120,162            --            --           --           --           --    120,162
  Borrowed funds                     77,878                   4,500 29,000    23,000       17,000           --    151,378
                                  ---------     ---------     ---------     --------     --------     --------   --------
Total                               269,860        36,237        57,541       42,765       24,959           --    431,182
                                  ---------     ---------     ---------     --------     --------     --------   --------
Impact of interest rate swap             --            --            --           --           --           --         --

Excess (deficiency) of rate-
 sensitive assets over rate-
 sensitive liabilities            $(167,237)    $  23,921     $  17,702     $ 26,825     $ 44,916     $ 88,415   $ 35,405
                                  ---------     ---------     ---------     --------     --------     --------   --------
 Cumulative excess (deficiency)
 of rate-sensitive assets over
 rate sensitive liabilities       $(167,237)    $(143,316)    $(125,614)    $(98,789)    $(53,873)    $ 35,405
                                  =========     =========     =========     ========     ========     ========


Rate-sensitive assets as a
 percent of rate-sensitive
 liabilities (1)                       38.0%         53.2%         65.4%        75.7%        87.5%       108.0%



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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

Payments on the Bank's loan and mortgage-backed investment portfolios, prepayments on loans, sales of fixed-rate residential loans, increases in deposits, borrowed funds and maturities of various investments comprise the Bank's primary sources of liquidity. The Bank is also a voluntary member of the FHLB of Boston and as such, is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to outside sources. Qualified collateral generally consists of residential first mortgage loans, securities issued, insured or guaranteed by the U.S. Government or its agencies, and funds on deposit at the FHLB of Boston. Short-term advances may be used for any sound business purpose, while long-term advances may be used only for the purpose of providing funds to finance housing. At June 30, 1997 the Bank had approximately $100,000,000 in unused borrowing capacity that is contingent upon the purchase of additional FHLB of Boston stock. Use of this borrowing capacity is also impacted by capital adequacy considerations.

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

The Bank regularly monitors its asset quality to determine the level of its loan loss reserves through periodic credit reviews by members of the Bank's Management Credit Committee. The Management Credit Committee, which reports to the Executive Committee of the Bank's Board of Directors, also works on the collection of non-accrual loans and the disposition of real estate acquired by foreclosure. The allowance for possible loan losses is determined by the Management Credit Committee after consideration of several key factors including, without limitation: potential risk in the current portfolio, levels and types of non-performing assets and delinquency and the expectations for the future state of the regional economy and the potential impact that it may have on loan collateral and future delinquencies. Workout approach and financial condition of borrowers are also key considerations to the evaluation of non-performing loans. Non-performing assets were $986,000 at June 30, 1997 compared to $1,672,000 at December 31, 1996, a decrease of $686,000 or 41.0%. The Bank's ratio of delinquent loans to total loans was .68% at June 30, 1997 as compared to .72% at December 31, 1996. Management believes that overall levels of delinquencies and non-performing assets continue to be favorable in 1997.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

There continues to be uncertainties regarding future events, particularly in both the New England real estate market and the general economy. These events could result in additional charge-offs, write-offs, changes in the level of the allowance for loan or OREO losses and/or in the level of loans on non-accrual or in foreclosure.

At June 30, 1997, the Bank had outstanding commitments to originate and sell residential mortgage loans in the secondary market amounting to $1,238,000 and $808,000, respectively. The Bank also has outstanding commitments to grant advances under existing home equity lines of credit amounting to $10,954,000. Commercial and construction loans totaling $13,353,000 have been committed to and remain outstanding as of June 30, 1997. The Bank believes it has adequate sources of liquidity to fund these commitments.

The Company's total stockholders' equity was $34,680,000 or 6.9% of total assets at June 30, 1997, compared with $33,546,000, or 6.9% of total assets at December 31, 1996. The increase in total stockholders' equity, which was primarily impacted by earnings of the Bank and increases in the market value of available for sale securities net of tax effects and offset, in part, by dividends paid and the purchase price of common stock repurchased by the Company as part of its announced buy-back program, was approximately $289,000 or 0.9%. In accordance with current guidelines, the net unrealized gain or loss on available for sale securities has not been included in regulatory capital calculations.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations. At June 30, 1997, the Company's Tier 1 leverage capital ratio was approximately 6.18%. In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00%. At June 30, 1997, the Company's Tier 1 and total risk-based capital ratios were approximately 12.63% and 13.05%, respectively. The Bank is categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.). The Bank is also categorized as "well capitalized" as of June 30, 1997.

--------------------------------------------------------------------------------

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

During the quarter ended June 30, 1997 there were no material developments to items reported in Part I, Item 3 of the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

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

       (c)    None

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.


(a) On June 17, 1997, the Company held a Special Meeting in Lieu of Annual Meeting of Stockholders (the "Meeting").

(b) At the Meeting, William F. Borhek, Rodney D. Henrikson and A. Stanley Littlefield were elected to serve on the Board of Directors of the Company for a three-year term ending at the 2000 Annual Meeting of Stockholders (or special meeting in lieu thereof) and until their successors are duly elected and qualified. Robert J. Armstrong was elected to serve on the Board of the Company for a one-year term ending at the 1998 Annual Meeting of Stockholders (or special meeting in lieu thereof) and until his successor is duly elected and qualified.

        Bruce G. Atwood, Ralph B. Carver, Jr., Joel S. Geller and Jay Timothy Noonan continue to serve as Directors of the Company until the 1998 Annual Meeting of Stockholders (or special meeting in lieu thereof) and until their successors are duly elected and qualified.

        James P. McDonough, Gordon N. Sanderson, James J. Slattery and Wayne P. Smith continue to serve as Directors until the 1999 Annual Meeting of Stockholders (or special meeting in lieu thereof) and until their successors are duly elected and qualified.

(c) At the Meeting, the stockholders of the Company voted to approve the following actions by the following votes.

        1. To elect the following individuals as Directors of the Company.

                                                   FOR          WITHHOLD
                                                ---------       --------
        William F. Borhek                       1,499,679       95,010
        Rodney D. Henrikson                     1,499,575       95,114
        A. Stanley Littlefield                  1,495,333       99,357
        Robert J. Armstrong                     1,496,179       98,510

        2. To approve the Abington Bancorp, Inc. 1997 Incentive and Nonqualified Stock Option Plan.

                                        NUMBER OF SHARES
                                        ----------------
                For                     940,731
                Against                 236,520
                Abstain                  12,302
                Broker non-voters       405,136

(d)     Not applicable.

Item 5. Other Matters.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        a.     Exhibits

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

*10.1  (a)    Amended and Restated Special Termination Agreement dated as of
       January 31, 1997 among the Company, the Bank and James P. McDonough incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

       *(b)   Amendment to Amended and Restated Special Termination Agreement,
       dated as of July 1, 1997 among the Company, the Bank and James P. McDonough, filed herewith.

*10.2  (a)    Amended and Restated Special Termination Agreement dated as of
       January 31, 1997 among the Company, the Bank and Edward J. Merritt incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

       *(b)   Amendment to Amended and Restated Special Termination Agreement,
       dated as of July 1, 1997 among the Company, the Bank and Edward J. Merritt, filed herewith.

*10.3  (a)    Amended and Restated Special Termination Agreement dated as of
       January 31, 1997 among the Company, the Bank and Donna L. Thaxter incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

       *(b)   Amendment to Amended and Restated Special Termination Agreement,
       dated as of July 1, 1997 among the Company, the Bank and Donna L. Thaxter, filed herewith.

*10.4  (a)    Amended and Restated Special Termination Agreement dated as of
       January 31, 1997 among the Company, the Bank and Mario A. Berlinghieri incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

       (b) Amendment to Amended and Restated Special Termination Agreement, dated as of July 1, 1997 among the Company, the Bank and Mario A Berlinghieri, filed here with.

*10.5 Abington Bancorp, Inc. Incentive and Nonqualified Stock Option Plan, as amended and restated to reflect holding company formation incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

*10.6  Executive Incentive Compensation Plan dated March 1997 filed herewith.

*10.7  Long Term Performance Incentive Plan dated July 1997 filed herewith.

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

10.9 Dividend reinvestment and Stock Purchase Plan is incorporated by reference herein to the Company's Registration Statement on Form S-3, effective January 31, 1997.

*10.10 Abington Bancorp, Inc. 1997 Incentive and Nonqualified Stock Option Plan, incorporated by reference herein to Appendix A to the Company's proxy statement relating to its special meeting in lieu of annual meeting held on June 17, 1997, filed with the Commission on April 29, 1997.

*10.11 Special Termination Agreement dated as of July 1, 1997 among the Company, the Bank and Robert M. Lallo, filed herewith.

11.1 A statement regarding the computation of earnings per share is included in Item 1 of this Report.

27.1   Financial Data Schedule.

       (b)    Reports on Form 8-K.
              None.

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


                                            ABINGTON BANCORP, INC.
                                            ----------------------
                                                  (Company)



Date:  August 10, 1997                      By  /s/ James P. McDonough
                                                ------------------------------
                                                James P. McDonough
                                                President and Chief
                                                Executive Officer



Date:  August 10, 1997                      By  /s/ Robert M. Lallo
                                                ------------------------------
                                                Robert M. Lallo
                                                Treasurer
                                                (Principal Financial Officer)

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

*10.1  (a)    Amended and Restated Special Termination Agreement dated as of
       January 31, 1997 among the Company, the Bank and James P. McDonough incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

       *(b)   Amendment to Amended and Restated Special Termination Agreement,
       dated as of July 1, 1997 among the Company, the Bank and James P. McDonough, filed herewith.

*10.2  (a)    Amended and Restated Special Termination Agreement dated as of
       January 31, 1997 among the Company, the Bank and Edward J. Merritt incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

       *(b)   Amendment to Amended and Restated Special Termination Agreement,
       dated as of July 1, 1997 among the Company, the Bank and Edward J. Merritt, filed herewith.

*10.3  (a)    Amended and Restated Special Termination Agreement dated as of
       January 31, 1997 among the Company, the Bank and Donna L. Thaxter incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

       *(b)   Amendment to Amended and Restated Special Termination Agreement,
       dated as of July 1, 1997 among the Company, the Bank and Donna L. Thaxter, filed herewith.

*10.4  (a)    Amended and Restated Special Termination Agreement dated as of
       January 31, 1997 among the Company, the Bank and Mario A. Berlinghieri incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

       (b) Amendment to Amended and Restated Special Termination Agreement, dated as of July 1, 1997 among the Company, the Bank and Mario A Berlinghieri, filed herewith.

*10.5 Abington Bancorp, Inc. Incentive and Nonqualified Stock Option Plan, as amended and restated to reflect holding company formation incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

*10.6  Executive Incentive Compensation Plan dated March 1997 filed herewith.

*10.7  Long Term Performance Incentive Plan dated July 1997 filed herewith.

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

 10.9 Dividend reinvestment and Stock Purchase Plan is incorporated by reference herein to the Company's Registration Statement on Form S-3, effective January 31, 1997.

*10.10 Abington Bancorp, Inc. 1997 Incentive and Nonqualified Stock Option Plan, incorporated by reference herein to Appendix A to the Company's proxy statement relating to its special meeting in lieu of annual meeting held on June 17, 1997, filed with the Commission on April 29, 1997

*10.11 Special Termination Agreement dated as of July 1, 1997 among the Company, the Bank and Robert M. Lallo, filed herewith.

 11.1 A statement regarding the computation of earnings per share is included in Item 1 of this Report.

 27.1  Financial Data Schedule.