Form 10-Q
period 1997-09-30
ABINGTON BANCORP INC
filed 1997-11-13
CIK 812146

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                    ----------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES
            EXCHANGE ACT OF 1934 for Quarter Ended September 30, 1997

                    ----------------------------------------


                         Commission File Number 0-16018


                             ABINGTON BANCORP, INC.
          ------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


   Massachusetts                                           04-3334127
 --------------------------------                  ------------------------
(State or Other Jurisdiction                       (I.R.S. Identification No.)
of Incorporation or Organization)


538 Bedford Street, Abington, Massachusetts                 02351
--------------------------------------------            ------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code     (617) 982-3200
                                                      ----------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No
                     ---    ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 1,824,788 shares as of November 7, 1997.

                             ABINGTON BANCORP, INC.
                                    FORM 10-Q
                                    ---------

                                       INDEX                                               Page
                                       -----                                               ----

Part I      Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets as of September 30, 1997
            (Unaudited) and December 31, 1996...............................................  1

            Consolidated Statements of Operations (Unaudited)
            for the Three and Nine Months Ended September 30, 1997 and 1996.................  2

            Consolidated Statements of Changes in Stockholders'
            Equity (Unaudited) for the Nine Months Ended
            September 30, 1997 and 1996.....................................................  3

            Consolidated Statements of Cash Flows (Unaudited)
            for the Nine Months Ended September 30, 1997 and 1996...........................  4

            Notes to Unaudited Consolidated Financial Statements............................  6

Item 2.     Management's Discussion and Analysis of Consolidated
            Financial Condition and Results of Operations...................................  9

Part II   Other Information

Item 1.   Legal Proceedings ................................................................ 29

Item 2.   Change in Securities ............................................................. 29

Item 3.   Defaults upon Senior Securities................................................... 29

Item 4.   Submission of Matters to a Vote of Security Holders............................... 29

Item 5.   Other Information................................................................. 29

Item 6.   Exhibits and Reports on Form 8-K.................................................. 29

Signature Page.............................................................................. 32

Index to Exhibits........................................................................... 33

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                            (Unaudited)
                                                                           September 30,    December 31,
                                                                                1997            1996
                                                                             ---------        ---------
                                                                                   (In Thousands)
ASSETS
Cash and due from banks ..............................................       $   9,759        $   9,556
Short-term investments ...............................................             162              152
                                                                             ---------        ---------

  Total cash and cash equivalents ....................................           9,921            9,708
                                                                             ---------        ---------

Loans held for sale ..................................................           1,586            3,176
Securities:
  Mortgage-backed investments - held for
    investment - market value of $59,762
    in 1997 and $62,456 in 1996 ......................................          60,166           63,670
  Securities available for sale - at
    market value .....................................................         100,977           91,561
Loans ................................................................         308,887          297,605
  Less:
    Allowance for possible loan losses ...............................          (2,193)          (1,811)
                                                                             ---------        ---------

    Loans, net .......................................................         306,694          295,794
                                                                             ---------        ---------

Federal Home Loan Bank stock .........................................           7,903            7,903
Banking premises and equipment, net ..................................           6,404            6,346
Other real estate owned, net .........................................             160              500
Intangible assets ....................................................           3,381            3,685
Other assets .........................................................           4,430            4,615
                                                                             ---------        ---------
                                                                             $ 501,622        $ 486,958
                                                                             =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits .............................................................       $ 315,568        $ 300,445
Short-term borrowings ................................................          32,870           63,171
Long-term debt .......................................................         112,000           84,353
Accrued taxes and expenses ...........................................           4,363            3,447
Other liabilities ....................................................           1,077            1,996
                                                                             ---------        ---------
    Total liabilities ................................................         465,878          453,412
                                                                             ---------        ---------

Commitments and contingencies

Stockholders' equity:
  Serial preferred stock, $.10 par value,
    3,000,000 shares authorized; none issued .........................            --               --
  Common stock, $.10 par value 7,000,000
    shares authorized; 2,336,788 and 2,330,238
    shares issued in 1997 and 1996, respectively .....................             234              233
  Additional paid-in capital .........................................          20,978           20,923
  Retained earnings ..................................................          19,172           16,455
                                                                             ---------        ---------
                                                                                40,384           37,611
  Treasury stock - 497,000 and 437,000 shares for
  1997 and 1996, respectively, at cost ...............................          (5,158)          (3,703)
  Unearned compensation - ESOP .......................................            (251)            (312)
  Net unrealized gain (loss) on available for
    sale securities, net of taxes ....................................             769              (50)
                                                                             ---------        ---------
    Total stockholders' equity .......................................          35,744           33,546
                                                                             ---------        ---------
                                                                             $ 501,622        $ 486,958
                                                                             =========        =========

See accompanying notes to unaudited consolidated financial statements

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------
                                   (Unaudited)



                                                                             Three Months Ended             Nine Months Ended
                                                                                September 30                   September 30
                                                                                ------------                   ------------
                                                                            1997          1996          1997          1996
                                                                         ----------    ----------    ----------    ----------
                                                                                  (In thousands, except per share data)

Interest and dividend income:
  Interest and fees on loans ........................................    $    6,226    $    5,799    $   18,397    $   16,948
  Interest on mortgage-backed investments ...........................         2,315         2,339         6,869         6,979
  Interest on bonds and obligations .................................           440           398         1,245         1,125
  Dividend income ...................................................           147           140           439           410
  Interest on short-term investments ................................            12             8            35            36
                                                                         ----------    ----------    ----------    ----------
    Total interest and dividend income ..............................         9,140         8,684        26,985        25,498
                                                                         ----------    ----------    ----------    ----------
Interest expense:
 Interest on deposits ...............................................         2,803         2,730         8,197         7,966
 Interest on short-term borrowings ..................................           499           936         1,952         2,815
 Interest on long-term debt .........................................         1,767         1,262         4,691         3,819
                                                                         ----------    ----------    ----------    ----------

    Total interest expense ..........................................         5,069         4,928        14,840        14,600
                                                                         ----------    ----------    ----------    ----------

Net interest income .................................................         4,071         3,756        12,145        10,898
Provision for possible loan losses ..................................           158           120           473           360
                                                                         ----------    ----------    ----------    ----------
Net interest income, after provision for
  Possible loan losses ..............................................         3,913         3,636        11,672        10,538
                                                                         ----------    ----------    ----------    ----------
Non-interest income:
  Loan servicing fees ...............................................           152           132           414           478
  Other customer service fees .......................................           834           684         2,305         1,873
  Gain on sales of securities, net ..................................           108            97           326           362
  Gain on sales of mortgage loans, net ..............................            49            55           170           252
  Gain on sales and write-down of
  other real estate owned,  net .....................................            --            41            94            41
Other ...............................................................            69            53           241           187
                                                                         ----------    ----------    ----------    ----------
    Total non-interest income .......................................         1,212         1,062         3,550         3,193
                                                                         ----------    ----------    ----------    ----------
Non-interest expense:
  Salaries and employee .............................................         1,701         1,513         4,898         4,451
  Occupancy and equipment expenses ..................................           612           548         1,796         1,744
  Other non-interest expense ........................................           994         1,167         3,190         3,373
                                                                         ----------    ----------    ----------    ----------
    Total non-interest expense ......................................         3,307         3,228         9,884         9,568
                                                                         ----------    ----------    ----------    ----------
Income before provision for income
         taxes ......................................................         1,818         1,470         5,338         4,163
Provision for income taxes ..........................................           691           550         2,063         1,563
                                                                         ----------    ----------    ----------    ----------
    Net income ......................................................    $    1,127    $      920    $    3,275    $    2,600
                                                                         ==========    ==========    ==========    ==========
Dividends per share .................................................    $      .10    $      .10    $      .30    $      .30
                                                                         ==========    ==========    ==========    ==========
Earnings per share ..................................................    $      .57    $      .47    $     1.65    $     1.32
                                                                         ==========    ==========    ==========    ==========
Weighted average common and common share
  equivalents .......................................................     1,973,000     1,979,000     1,989,000     1,976,000
                                                                         ==========    ==========    ==========    ==========

See accompanying notes to unaudited consolidated financial statements

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                   (Unaudited)

                                                                                               Net
                                                                                           Unrealized
                                                                                              Gain
                                                                                           (Loss) on
                                                  Additional                                Available   Unearned
                                         Common    Paid-In      Retained       Treasury     for Sale    Compensa-
                                         Stock     Capital      Earnings        Stock      Securities   tion-ESOP      Total

-----------------------------------------------------------------------------------------------------------------------------------

                                                                    (In thousands)

Balance at December 31, 1996 ......      $233      $20,923      $ 16,455       $(3,703)      $ (50)      $(312)      $ 33,546
Net income ........................        --           --         3,275            --          --          --          3,275
Decrease in unearned compen-
  sation - ESOP ...................        --           --            --            --          --          61             61
Increase in unrealized gain  on
  available for sale securities,
  net of taxes ....................        --           --            --            --         819          --            819
Exercise of stock options .........         1           55            --            --          --          --             56
Repurchase of stock ...............        --           --            --        (1,455)         --          --         (1,455)
Dividends declared ($.30 per share)        --           --          (558)           --          --          --           (588)
                                         ----      -------      --------       -------       -----       -----       --------
Balance at September 30, 1997 .....      $234      $20,978      $ 19,172       $(5,158)      $ 769       $(251)      $ 35,744
                                         ====      =======      ========       =======       =====       =====       ========



Balance at December 31, 1995 ......      $232      $20,811      $ 13,676       $(3,703)      $ (62)      $(393)      $ 30,561

Net income ........................        --           --         2,600            --          --          --          2,600
Decrease in unearned compen-
  sation - ESOP ...................        --           --            --            --          --          60             60
Exercise of stock options .........        --           18            --            --          --          --             18
Increase in unrealized loss on
  available for sale securities,
  net of taxes ....................        --           --            --            --        (277)         --           (277)
Dividends declared ($.30 per share)        --           --          (563)           --          --          --           (563)
                                                   -------      --------       -------       -----       -----       --------
Balance at September  30, 1996 ....      $232      $20,829      $ 15,713       $(3,703)      $(339)      $(333)      $ 32,399
                                         ====      =======      ========       =======       =====       =====       ========

See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                Nine Months Ended
                                                                  September 30,
                                                            ------------------------
                                                              1997             1996
                                                            --------         -------
                                                                   (In thousands)
Cash flows from operating activities:
 Net income ........................................        $  3,275           2,600

Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
  Provision for loan losses ........................             473             360
(Gain) loss on sales and write-down of
  other real estate owned, net .....................             (94)            (41)
  Amortization, accretion and depreciation, net ....           1,363           1,223
Gain on sales of securities, net ...................            (326)           (362)
Loans originated for sale in the secondary market ..         (14,400)        (12,128)
  Proceeds from sales of loans .....................          16,160          15,299
  Gain on sales of mortgage loans, net .............            (170)           (252)
  Other, net .......................................            (426)          1,637
                                                            --------         -------
Net cash provided (used) by operating activities ...           5,855           8,336
                                                            --------         -------
Cash flows from investing activities:
Maturities of held for investment
  investment securities ............................              --              --
Purchase of held for investment securities .........          (2,067)         (3,633)
Proceeds from principal payments received
  on held for investment securities ................           5,556           7,137
Proceeds from sales of available for sale securities          21,471          19,386
 Proceeds from principal payments on
     available for sale securities .................          10,756          14,275
 Purchase of available for sale securities .........         (39,949)        (32,013)
 Loans originated/purchased, net ...................         (11,533)        (38,756)
 Proceeds from sales of loans held in portfolio ....              --           3,038
 Purchases of FHLB stock ...........................              --            (504)



See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

--------------------------------------------------------------------------------

                                   (Unaudited)

                                                                             Nine Months Ended
                                                                                September 30,
                                                                          -------------------------
                                                                            1997             1996
                                                                          --------         --------
                                                                                (In thousands)
 Purchase of banking premises and equipment
  and improvements to other real estate
  owned ..........................................................        $   (982)        $   (547)
 Proceeds from sales of other real estate
  owned ..........................................................             594              538
                                                                          --------         --------
 Net cash provided (used) by investing
  activities .....................................................         (16,154)         (31,079)
                                                                          --------         --------

Cash flows from financing activities:
 Net increase in deposits ........................................          15,123           19,969
 Net increase (decrease) in borrowings with original
  maturities of three months or less .............................            (301)          38,935
 Proceeds from short-term borrowings with
  maturities in excess of three months ...........................          15,000            5,000
  Principal payments on short-term borrow-
  ings with maturities in excess of
  three months ...................................................         (45,000)         (39,500)
 Proceeds from issuance of long-term debt ........................          39,000           27,000
 Principal payments on long term debt ............................         (11,353)         (30,502)
 Proceeds from exercise of stock options........................                56               18
Purchase of treasury stock .......................................          (1,455)              --
Cash paid for dividends ..........................................            (558)            (563)
                                                                          --------         --------
  Net cash provided from financing
   activities ....................................................          10,512           20,357
                                                                          --------         --------
Net increase (decrease)in cash and cash
  equivalents ....................................................             213           (2,386)
Cash and cash equivalents at beginning of
  period .........................................................           9,708           10,611
                                                                          --------         --------
Cash and cash equivalents at end of period .......................        $  9,921         $  8,225
                                                                          ========         ========
Supplemental cash flow information:
   Interest paid on deposits .....................................        $  8,196         $  7,963
   Interest paid on borrowed funds ...............................           6,623            6,723
   Income taxes paid .............................................           2,876              369
   Transfers to other real estate owned,
    net ..........................................................             160               62

See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997

--------------------------------------------------------------------------------

A)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Abington Bancorp, Inc. (the "Company") is a one-bank holding company which owns all of the outstanding capital stock of Abington Savings Bank ("the Bank"). Abington Bancorp, Inc., was reestablished as the Bank's holding company on January 31, 1997. Previously, the Company's predecessor, also known as Abington Bancorp, Inc., had served as the Bank's holding company from February 1988 until its dissolution in December 1992. The Company's primary business is serving as the holding company of the Bank.

     The accompanying consolidated financial statements as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 have been prepared by the Company without audit, and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to reflect a fair statement of the results of the interim periods presented. On January 31, 1997, in connection with the holding company formation, each share of the Bank's common stock previously outstanding was converted automatically into one share of common stock of the Company, and the Bank became a wholly-owned subsidiary of the Company. This reorganization had no impact on the consolidated financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the footnotes contained in the Bank's consolidated financial statements as of and for the year ended December 31, 1996, which are included in the Company's Annual Report to Stockholders. Interim results are not necessarily indicative of results to be expected for the entire year.

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

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (continued)

--------------------------------------------------------------------------------



B)   DIVIDEND DECLARATION

     The Board of Directors of Abington Bancorp., Inc. declared a cash dividend of $.10 per share to holders of its common stock in September 1997. The dividend was payable on October 23, 1997 to stockholders of record as of the close of business on October 9, 1997.


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

     The pro forma earnings per share for the three and nine month periods ended September 30, 1997 and 1996 using the methods prescribed by SFAS No. 128, are as follows:

                                               Three Months Ended                     Nine Months Ended
                                                  September 30,                         September 30,
                                          ----------------------------          -----------------------------
                                             1997               1996               1997               1996
                                          ---------          ---------          ---------          ----------

                                                    (In thousands except per share and share data)

Net Income .....................          $   1,127          $     920          $   3,275          $    2,600
                                                             =========          =========          ==========
  EARNINGS PER SHARE:
  Basic-

  Earnings per share ...........          $     .61          $     .49          $    1.75          $     1.38
                                          =========          =========          =========          ==========

  Weighted average common shares          1,843,000          1,887,000          1,868,000           1,885,000
                                          =========          =========          =========          ==========
  Diluted-

  Earnings per share ...........          $     .57          $     .47          $    1.65          $     1.32
                                          =========          =========          =========          ==========
  Weighted average common shares
  and share equivalents ........          1,973,000          1,979,000          1,989,000           1,976,000
                                          =========          =========          =========          ==========

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1997 (continued)

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

As of November 7, 1997, the Company had repurchased 75,000 shares of its common stock under this plan at a total cost of approximately $1,951,000. All of the repurchases were subsequent to March 31, 1997.

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

F)   Stock Dividend

On October 30, 1997, the Board of Directors of Abington Bancorp Inc. approved a split of its common stock on a two-for-one basis in the form of a stock dividend payable on December 12, 1997, to shareholders of record as of November 14, 1997. No disclosures or information presented in this quarterly report on Form 10-Q for the quarter ended September 30, 1997 has been effected for this event.

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

NET INTEREST INCOME

Net interest income is affected by the mix and volume of assets and liabilities, the movement and level of interest rates, and interest spread, which is the difference between the average yield received on earning assets and the average rate paid on deposits and borrowings. The Company's net interest rate spread was 3.29% and 3.31% for the quarter and nine months ended September 30, 1997, respectively, and 3.13% and 3.11% for the quarter and nine months ended September 30, 1996, respectively.

The level of impaired loans and other real estate owned also has an impact on net interest income. At September 30, 1997, the Company had $617,000 in impaired loans, and $160,000 in other real estate owned, compared to $1,028,000 in impaired loans and $500,000 in other real estate owned as of December 31, 1996. All impaired loans for the respective periods noted were accounted for on a non-accrual basis.

--------------------------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The table below presents the components of interest income and expense for the major categories of assets and liabilities for the periods indicated.

                                               Three Months Ended       Nine Months Ended
                                                  September 30            September 30
                                               -----------------       ------------------
                                               1997         1996       1997          1996
                                               ----         ----       ----          ----

Interest and dividend income:
 Interest and fees on loans ............      $6,226      $5,799      $18,397      $16,948
 Interest on mortgage-backed investments       2,315       2,339        6,869        6,979
 Interest on bonds and obligations .....         440         398        1,245        1,125
 Dividend income .......................         147         140          439          410
 Interest on short-term investments ....          12           8           35           36
                                              ------      ------      -------      -------
  Total interest and dividend income ...      $9,140      $8,684      $26,985      $25,498
                                              ======      ======      =======      =======

Interest expense:
 Interest on deposits ..................       2,803       2,730        8,197        7,966
 Interest on short-term borrowings .....         499         936        1,952        2,815
 Interest on long-term debt ............       1,767       1,262        4,691        3,819
                                              ------      ------      -------      -------
  Total interest expense ...............       5,069       4,928       14,840       14,600
                                              ------      ------      -------      -------
Net interest income ....................      $4,071      $3,756      $12,145      $10,898
                                              ======      ======      =======      =======

A breakdown of the components of the Company's net interest-rate spread is as follows:

                                                 Three Months Ended    Nine Months Ended
                                                   September 30          September 30
                                                 -----------------      ---------------
                                                  1997       1996       1997       1996
                                                  ----       ----       ----       ----
Weighted average yield earned on:
   Loans ................................         8.17%      8.09%      8.15%      8.15%
   Mortgage-backed investments ..........         6.87       6.78       6.87       6.70
   Bonds and obligations ................         7.16       6.57       7.19       6.35
   Marketable and other equity securities         4.94       5.12       4.91       5.09
   Short-term investments ...............         6.88       6.53       6.30       5.91

Weighted average yield earned on
   interest-earning assets ..............         7.67       7.54       7.65       7.53

Weighted average rate paid on:
   NOW and non-interest NOW deposits ....          .87        .90        .87        .87
     Savings deposits ...................         2.17       2.41       2.24       2.39
     Time deposits ......................         5.77       5.85       5.72       5.82
     Total deposits .....................         3.57       3.71       3.58       3.70
     Short-term borrowings ..............         5.62       5.50       5.50       5.61
     Long-term debt .....................         6.21       5.97       6.09       5.93

   Weighted average rate paid on
   interest-bearing liabilities .........         4.38       4.41       4.34       4.42

Net interest-rate spread ................         3.29%      3.13%      3.31%      3.11%


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

                                             Three Months Ended September 30
                                          ------------------------------------
                                                   1997   vs.   1996
                                          ------------------------------------
                                                  Increase (decrease)
                                          ------------------------------------
                                                        Due To
                                          ------------------------------------
                                          Volume         Rate           Total
                                          ------------------------------------
                                                   (In thousands)
Interest and dividend income:
  Loans .........................         $ 365          $  62          $ 427
  Mortgage-backed investments ...          (172)           148            (24)
  Bonds and obligations .........             5             37             42
  Equity securities .............            33            (26)             7
  Short-term investments ........            (5)             9              4
                                          -----          -----          -----

      Total interest and dividend
       income ...................           226            230            456
                                          -----          -----          -----

Interest expense:
  NOW deposits ..................            41            (27)            14
  Savings deposits ..............            44            (95)           (51)
  Time deposits .................           269           (159)           110
  Short-term borrowings .........          (580)           143           (437)
  Long-term debt ................           452             53            505
                                          -----          -----          -----

      Total interest expense ....           226            (85)           141
                                          -----          -----          -----

Net interest income .............         $  --            315          $ 315
                                          =====          =====          =====

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                                    Nine Months Ended September 30,
                                            --------------------------------------------
                                                             1997 Vs. 1996
                                                          Increase (Decrease)
                                            --------------------------------------------
                                                               Due To
                                            --------------------------------------------
                                              Volume           Rate              Total
                                            --------------------------------------------
                                                         (In thousands)
Interest and dividend income:

  Loans .........................           $ 1,442            $   7            $ 1,449
  Mortgage-backed investments ...              (347)             237               (110)
  Bonds and obligations .........               (40)             160                120
  Equity securities .............                51              (22)                29
  Short-term investments ........                (4)               3                 (1)
                                            -------            -----            -------

      Total interest and dividend
       income ...................             1,102              385              1,487
                                            -------            -----            -------

Interest expense:
  NOW deposits ..................                54               (3)                51
  Savings deposits ..............                49             (124)               (75)
  Time deposits .................               410             (155)               255
  Short-term borrowings .........              (811)             (52)              (863)
  Long-term debt ................               767              105                872
                                            -------            -----            -------

      Total interest expense ....               469             (229)               240
                                            -------            -----            -------

Net interest income .............           $   633            $ 614            $ 1,247
                                            =======            =====            =======


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

GENERAL. Net income for the quarter ended September 30, 1997 was $1,127,000 or $.57 per share compared to a net income of $920,000 or $.47 per share in the corresponding period of 1996, a net increase of $207,000 or 22.5%. The overall improvement in net income was mainly attributable to increases in net interest income and customer service fees.

INTEREST AND DIVIDEND INCOME. Interest and dividend income increased $456,000 or 5.3% during the three month period ended September 30, 1997 as compared to the same period in 1996. The increase was attributable to increases in earning assets, particularly loans, and the rates earned on those assets. The balance of average earning assets for the three month period ended September 30, 1997 was approximately $476,366,000 as compared to $460,427,000 for the same period in 1996, an overall increase of $15,939,000 or 3.5%. The increase in earning assets was generally due to increases in average loan balances which were $304,649,000 for the three months ended September 30, 1997, as compared to $286,772,000 for the same period in 1996, an increase of $17,877,000 or 6.2%. This increase was generally caused by larger volumes of commercial loan originations in the latter half of 1996 and into 1997 as well as higher residential loan balances which were the result of the steady volume of loan originations and purchases in this area throughout 1996 and into 1997. See "Liquidity and Capital Resources" and "Asset-Liability Management" for further discussion of the Company's investment strategies. The average yield earned on loans also increased for the third quarter of 1997 as compared to 1996 primarily due to overall increases in the rates earned on loans and the mortgage backed and investment securities portfolios. The yield on loans averaged 8.17% in the third quarter of 1997 as compared to 8.09% in the same period in 1996. This increase was generally due to a change in the composition of the Company's loan portfolio which had higher concentrations of commercial loans in 1997. As of September 30, 1997, commercial loans, including commercial real estate loans comprised 12.9% of the Company's loan portfolio (approximately $40,187,000) as compared to 8.4% at September 30, 1996 (approximately $24,670,000). Additionally, in March 1997, the Company experienced increases in general economic rates, including the prime lending rate, which generally coincided with the Federal Reserve's decision to increase the Federal discount rate 25 basis points, which has also had a favorable impact on rates earned on loans. Average balances of mortgage-backed and investment securities were $134,819,000 and $24,565,000, respectively in the third quarter of 1997, as compared to $138,000,000 and $24,235,000, respectively, for the same period in 1996. These balances, when combined, declined slightly as run-off from the investment portfolio was generally re-invested into loan production throughout 1996 and into 1997.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The yield on the mortgage-backed and investment securities portfolios increased to 6.87% and 7.16%, respectively, in the third quarter of 1997, from 6.78% and 6.57%, respectively, in the corresponding period in 1996. This was generally achieved through the sale of various lower yielding securities held by the Bank in its portfolio of securities available for sale and the acquisition of securities at higher yields, both of which took place during the second half of 1996 and the first half of 1997.

INTEREST EXPENSE. Interest expense for the quarter ended September 30, 1997 increased $141,000 or 2.9% compared to the same period in 1996, generally due to increases in deposit balances, which were partially offset by decreases in the average rates paid on deposits. The blended weighted average rate paid on deposits and borrowed funds was 4.38% for the three months ended September 30, 1997 as compared to 4.41% for the same period in 1996. The weighted average rates paid on deposits was 3.57% for the quarter ended September 30, 1997 as compared to 3.71% for the same period in 1996. The overall cost of deposits has declined in the third quarter of 1997 as compared to the same period in 1996, generally due to the success of continued promotional efforts to attract core deposits (NOW accounts, savings and money markets), which typically have a lower cost of funds than time deposits and borrowings, as well as due to overall declines in the cost of funds related to time deposits. The average balance of core and time deposits rose to $166,682,000 and $146,969,000, respectively, for the third quarter of 1997 as compared to $157,032,000 and $137,519,000, respectively, for the corresponding period in 1996, increases of 6.1% and 6.9%, respectively. Additionally, the weighted average rate paid on time deposits declined to 5.77% for the third quarter of 1997, as compared to 5.85% in 1996. This change reflects the re-financing of various certificates as they have matured at lower rates than they had been paying in previous periods and is the result of the generally declining rate environment which has existed over the past year. The Bank will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings. The average balances of borrowed funds decreased slightly, overall, during the third quarter of 1997 as compared to 1996, to $149,281,000 from $152,650,000, a decline of 2.2%. The overall weighted average rates paid on borrowed funds increased to approximately 6.07% for the quarter ended September 30, 1997 from 5.76% in 1996. This increase was generally due to economic rate increases in March 1997 as well as a result of management's decision to extend approximately $28 million in borrowings from short term to long term (generally refinanced out 3 and 4 years) at the end of the first and into the second quarter to provide further protection against potential interest rate increases. The Bank will continue to evaluate the use of borrowing as an alternative funding source for asset growth in future periods. See "Asset-Liability Management" for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


NON-INTEREST INCOME. Total non-interest income increased $150,000 or 14.1% in the third quarter of 1997 in comparison to the same period in 1996. Customer service fees, which were $834,000 for the quarter ended September 30, 1997 as compared to $684,000 for 1996, for an increase of $150,000 or 21.9%, rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios. Loan servicing fees and gains on sales of mortgage loans were $152,000 and $49,000, respectively, for the third quarter of 1997 as compared to $132,000 and $55,000, respectively, for the same period in 1996, a combined increase of $14,000 or 7.5%. This generally is reflective of timing in the amortization of previously capitalized servicing rights and also due to fewer loans being originated for sale in 1997. The average balances of loans serviced for others declined to $221,485,000 for the third quarter of 1997 as compared to $240,676,000 in the corresponding period in 1996, a decline of 8.0%. Generally declining trends in servicing income are expected to continue due to the Company's strategic change of selling wholesale mortgage production on a servicing released basis and also due to accounting changes for loans sold with servicing retained prescribed by FASB No. 122-"Accounting for Mortgage Servicing Rights" and FASB No. 125-"Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". Gains on sales of securities remained relatively consistent at $108,000 for the third quarter of 1997 as compared to $97,000 for 1996 generally due to a consistently strong market for equity securities. Gains on sales of securities in both periods were offset by losses taken on certain mortgage-backed securities sales during those quarters which has helped increase the overall yield on that portfolio. Gains on sales of other real estate owned declined in the third quarter of 1997 as compared to the same period in 1996 as gains were $41,000 in 1996 due to better than expected sale prices on a property sold during the quarter while there were no sales of other real estate owned during the comparable quarter in 1997.

NON-INTEREST EXPENSES. Non-interest expenses for the quarter ended September 30, 1997 increased $79,000 or 2.4% compared to the same period in 1996. Salaries and employee benefits increased 12.4% or $188,000 primarily due to increases in health insurance costs and staffing levels in the Company's business banking and retail areas, including the Bank's new supermarket branch in Cohasset which opened during the third quarter of 1997. These increases correspond with the Company's strategic focuses of increasing commercial loans and attracting core deposits. Occupancy expenses increased $64,000 or 11.7% primarily due to increased capital and operating expenditures related to the Cohasset branch, and to the general inflationary and capital expenditure increases, particularly in technology. Other non-interest expenses also decreased $173,000 or 14.8% for the quarter ended September 30, 1997 in comparison to the same period in 1996, generally due to lower legal and other professional services expenses as compared to the same period in 1996 and also due to the timing of various marketing and legal expenditures.
                                                                           15

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses was $158,000 for the quarter ended September 30, 1997 as compared to $120,000 for the same period in 1996. This increase of $38,000 primarily reflects management's estimate of general increased risk associated with increases in the Company's commercial loan portfolios over the past year, considering the type of loans being made and current economic conditions.


PROVISION FOR INCOME TAXES. The Company's effective income tax rate for the quarter ended September 30, 1997 was 38.0% compared to 37.4% for the quarter ended September 30, 1996. The lower effective tax rate in comparison to statutory rates for both periods is reflective of the levels of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


         COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

GENERAL. Net income for the nine months ended September 30, 1997 was $3,275,000 or $1.65 per share compared to a net income of $2,600,000 or $1.32 per share in 1996, an increase of 26.0% or $675,000. The overall improvement in net income was generally attributable to increases in net interest income and customer service fees.

INTEREST AND DIVIDEND INCOME. Interest and dividend income increased $1,487,000 or 5.8% for the nine month period ended September 30, 1997 as compared to the same period in 1996. This increase was attributable to both increases in earning assets and the rate earned on those assets. The balance of average earning assets for the nine months ended September 30, 1997 was $470,042,000 as compared to $451,306,000 for the same period in 1996, an increase of $18,736,000 or 4.2%. The increase in earning assets was generally due to increases in average loan balances which were $300,901,000 for the nine months ended September 30, 1997 as compared to $277,316,000 for the same period in 1996, an increase of $23,585,000 or 8.5%. This increase was caused by larger volume of commercial loan originations in the latter half of 1996 and into 1997 as well as higher residential loan balances which were the result of the steady volume of loan origination and purchases in this area throughout 1996 and into 1997. See "Liquidity and Capital Resources" and "Asset-Liability Management" for further discussion of the Company's investment strategies. The average yield earned on loans was the same for the nine months ended September 30, 1997 at 8.15% as compared to 1996. These were caused by the generally declining rate environment for mortgage originations and purchases throughout the second half of 1996 and into 1997. The effect of this environment on the yields on residential mortgage originations and purchases was offset by continued growth in the Company's commercial and commercial real estate loan portfolio which was 12.9% of the Company's loan portfolio at September 30, 1997 (approximately $40,187,000) as compared to 8.4% at September 30, 1996 (approximately $24,670,000). Average balances of mortgage-backed and investment securities were $133,387,000 and $23,097,000, respectively, for the nine months ended September 30, 1997 as compared to $138,815,000 and $23,622,000, respectively in 1996. These balances have declined in 1997 as the run-off from these portfolios was generally being reinvested into loan production throughout 1996 and into 1997. The yield on the mortgage-backed and investment securities portfolios increased to 6.87% and 7.19%, respectively, for the nine month period ended September 30, 1997 as compared to 6.70% and 6.35%, respectively, in 1996. This was generally achieved through the sale of various lower yielding securities held by the Bank in its portfolio of securities available for sale and the acquisition of securities at higher yields, both of which took place in the second half of 1996 and the through the first nine months of 1997.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1997 increased $240,000 or 1.6% compared to the same period in 1996 generally due to increases in deposit balances and rates paid on borrowed funds, which were partially offset by decreases in the average rates paid on deposits. The average balance of core deposits (NOW accounts, savings and money markets) and time deposits, rose to $162,249,000 and $143,184,000, respectively, for the nine month period ended September 30, 1997 as compared to $152,292,000 and $134,887,000, respectively, in 1996, for increases of 6.5% and 6.2%, respectively. The weighted average rates paid on deposits decreased to 3.58% for the nine months ended September 30, 1997 from 3.70% for 1996, generally due to the success of continued promotional efforts to attract core deposits, which typically have lower cost of funds as compared to time deposits and borrowed funds, as well as overall decreases in the rates paid on time deposits to 5.72% for the nine month period ended September 30, 1997 as compared to 5.82% for the corresponding period in 1996. This change reflects the refinancing of various certificates as they matured at lower rates than they had been paying in previous periods as a result of the generally declining interest rate environment which has generally existed over the past year. The Bank will continue to closely manage its cost of deposits by continuing to seek new methods of acquiring core deposits and maintaining its current core deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings. Average balances of borrowed funds decreased slightly from $152,822,000 for the nine months ended September 30, 1996 to $150,035,000 for the same period in 1997, a decline of 1.8%. The overall weighted average cost of borrowed funds increased slightly to 5.90% for the nine months ended September 30, 1997 from 5.79% for 1996 generally due to economic rate increases since the beginning of the third quarter and also due to management's decision to extend approximately $28,000,000 of short-term borrowings from short-term to longer term maturities with terms of generally 3 and 4 years to provide for further protection against potential future interest rate increases. The Bank will continue to evaluate the use of borrowings as an alternative funding source for asset growth in future periods. See "Asset-Liability Management" for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

NON INTEREST INCOME. Total non-interest income increased $357,000 or 11.2% in the first nine months of 1997 in comparison to 1996. Customer service fees, which were $2,305,000 for the nine months ended September 30, 1997 as compared to $1,873,000 for an increase of $432,000 or 23.1%, rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios. Non-interest income was also favorably impacted by the sales of various other real estate owned properties at better than anticipated prices. Income related to the sales of other real estate owned was $94,000 for the nine months ended September 30, 1997 and $41,000 for the same period in 1996, an increase of $53,000. Loan servicing fees and gains on sales of mortgage loans have declined to $414,000 and $170,000, respectively, for the first nine months of 1997 as compared to $478,000 and $252,000, respectively, for the same period in 1996. This generally is reflective of management's decision to sell most of its residential mortgage production on a servicing released basis commencing in 1996, amortization of previously capitalized servicing rights and also due to fewer loans being originated for sale in 1997. The average balances of loans serviced for others declined to $228,236,000 for the nine months ended September 30, 1997 as compared to $245,881,000 in the corresponding period in 1996, a decline of 7.2%. The loan servicing income for the first nine months of 1997 was further negatively impacted by accelerated amortization of certain mortgage servicing rights (approximately $70,000) given management's changes in estimated future prepayments on the related loan servicing pools. Declining trends in servicing income are expected to continue due to the Company's strategic change of selling wholesale mortgage production on a servicing released basis and also due to accounting changes for loans sold with servicing retained prescribed by FASB No. 125-"Accounting for Mortgage Servicing Rights" and FASB No. 125- "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". Gains on sales of securities were lower at $326,000 for the first nine months of 1997 as compared to $362,000 for the corresponding period in 1996, a decline of $36,000 or 9.9%. Both periods reflect a consistently strong market for equity securities. Gains on sales securities were somewhat less in 1997 as compared to 1996 due to a higher volume of losses taken on certain mortgage-backed securities sales in the nine month period ended September 30, 1997 which has helped increase the overall yield in that portfolio.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


NON INTEREST EXPENSES. Non interest expenses for the nine months ended September 30, 1997 increased $316,000 or 3.3% compared to the same period in 1996. Salaries and employee benefits increased 10.0% or $447,000 primarily due to increases in health insurance costs and staffing levels which correspond with the Company's business banking and retail areas, which include the Bank's Cohasset supermarket branch which was staffed at the beginning of the third quarter of 1997. These increases correspond with the Company's strategic focuses of increasing commercial loans and attracting core deposits. Occupancy expenses increased $52,000 or 3.0% primarily due to the opening of the Cohasset branch. Other non-interest expenses decreased $183,000 or 5.4% for the nine months ended September 30, 1997 in comparison to the same period in 1996, generally due to the timing of certain advertising expenses in 1997 and also due to lower legal and other professional service expenses as compared to the same period in 1996.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses was $473,000 for the nine months ended September 30, 1997 as compared to $360,000 for the same period in 1996. This increase of $113,000 primarily reflects management's estimate of general increased risk associated with increases in the Company's commercial loan portfolio over the past year, considering the type of loans being made and current economic conditions.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate for the nine months ended September 30, 1997 was 38.7% compared to 37.5% for the nine months ended September 30, 1996. The lower effective tax rate in comparison to statutory rates for both periods is reflective of the levels of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates. The increased effective tax rate for 1997 generally reflects state taxes associated with dividends from Abington Savings Bank to Abington Bancorp, Inc.

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

In addition, to help manage interest rate sensitivity, in July 1994, the Bank entered into an interest rate swap agreement with an international investment banking firm whereby the Bank received a fixed rate of interest of 5.35% and paid interest based on the 6-month floating LIBOR rate which reset semi-annually (February and August). The notional amount of this swap was initially $15,000,000. This amount amortized down at a rate consistent with the amortization and prepayments of a referenced pool of residential mortgages as specified in the agreement.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


In addition to the fixed rate of interest, the Bank also received a discount of $300,000 from the investment banking firm in cash upon execution of this agreement. This discount was accreted to income over the life of the swap agreement at a rate consistent with the payment and prepayment levels of the referenced pool of mortgages. The resulting yield received by the Bank, including the impact of this accretion was approximately 6.25%. This agreement terminated on August 25, 1997. Management does not intend to review this interest rate swap or to acquire a new interest rate swap at this time given its evaluation of the Company's current asset-liability position.

Management desires to expand its interest earning asset base in future periods primarily through growth in the Bank's loan portfolio. Loans comprised approximately 64.0% of the average interest earning assets in the first nine months of 1997. Over the past few years, this ratio has been negatively impacted by several factors. First, the acquisitions of Holbrook (June 1995), Hull (June
1994) and Landmark (June 1992), were predominately assumption's of deposits; loans acquired in those transactions accounted for only 29.2% of the total deposits acquired of approximately $91,153,000. Also during this period, the Bank has gone through two key cycles in the residential lending market, which has historically been the Bank's primary source of loan growth. In 1992 and through the early portion of 1994, interest rates on mortgages generally declined to levels which were the lowest in recent history. While this market was very favorable for loan originations, it also had a negative impact on the balances of loans outstanding primarily due to high prepayment rates, a competitive marketplace for loan originations and the types of loans being made. Loan origination volumes represented loans which were generally not as desirable for the Bank's asset-liability purposes (i.e., 30-year fixed rate mortgages). Since early 1994 and through the early part of 1995, interest rates rose, which resulted in slower prepayments on the Bank's loan portfolios. However, due to the overall decreased refinancing demand, the competition increased among residential mortgage lenders and loan origination volumes began to slow. As long term interest rates eased in late 1995 and generally through 1996 and into 1997, the market became more favorable for residential loan originations. In the future, the Bank intends to be competitive in the residential mortgage market, but plans to place greater emphasis on consumer and commercial loans.

The Bank also has remained, and expects to remain, active in pursuing wholesale opportunities to purchase loans. During the first nine months of 1997 and 1996, the Bank acquired approximately $29,000,000 and $27,000,000, respectively, of residential first mortgages.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

Borrowed funds totaled $144,870,000 at September 30, 1997 compared to $147,524,000 at December 31, 1996. These borrowings are primarily comprised of FHLB of Boston advances and have primarily funded residential loan originations or purchases and the purchase of mortgage-backed investments.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The following table sets forth maturity and repricing information relating to interest-sensitive assets and liabilities at September 30, 1997. The balance of such accounts has been allocated among the various periods based upon the terms and repricing intervals of the particular assets and liabilities. For example, fixed rate mortgage loans and mortgage-backed securities, regardless of held for investment or available for sale classification, are shown in the table in the time periods corresponding to projected principal amortization computed based on their respective weighted average maturities and weighted average rates using prepayment data available from the secondary mortgage market. Adjustable rate loans and securities are allocated to the period in which the rates would be next adjusted. The table on the following page does not reflect partial or full prepayment of certain types of loans and investment securities prior to scheduled contractual maturity. Since regular passbook savings and NOW accounts are subject to immediate withdrawal, such accounts have been included in the "Other Savings Accounts" category and are assumed to mature within 6 months. This table does not include non-interest bearing NOW accounts.

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


--------------------------------------------------------------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

--------------------------------------------------------------------------------


                                                                     At September 30, 1997
                                   -----------------------------------------------------------------------------------------------

                                                                 Repricing/maturity Interval
                                   -----------------------------------------------------------------------------------------------

                                       (1)           (2)             (3)          (4)            (5)          (6)
                                                                                                              Over
                                     0-6 Mos.      6-12 Mos.       1-2 Yrs.      2-3 Yrs.      3-5 Yrs.      5 Yrs.         Total
                                   -----------------------------------------------------------------------------------------------
                                                              (Dollars in thousands)

Assets subject to interest rate
  adjustment:
  Short-term investments ......    $     161           --             --            --            --            --        $    161
  Bonds and obligations .......        4,193          2,000          2,035           998         2,078        12,113        23,417
  Mortgage-backed investments .       30,887         26,798         17,707        17,535        21,170        26,436       140,533
  Mortgage loans subject to
   rate review ................       47,372         19,346         21,668         8,040        18,246          --         114,672
  Fixed-rate mortgage loans ...       20,320         11,562         35,303        31,681        31,682        46,683       177,231
  Commercial and other loans ..        7,165          3,318          3,346         2,365         2,376          --          18,570
                                   ---------      ---------      ---------      --------      --------      --------      --------
      Total ...................    $ 110,098      $  63,024      $  80,059      $ 60,619      $ 75,552      $ 85,232      $474,584
                                   ---------      ---------      ---------      --------      --------      --------      --------

Liabilities subject to interest
  rate adjustment:
  Money market deposit accounts       15,668           --             --            --            --            --          15,668
  Savings deposits - term
   certificates ...............       59,793         35,967         27,290        19,250         7,956          --         150,256
  Other savings accounts ......      119,135           --             --            --            --            --         119,135
  Borrowed funds ..............       70,870         10,000         29,000        18,000        17,000          --         144,870
                                   ---------      ---------      ---------      --------      --------      --------      --------
Total .........................      265,466         45,967         56,290        37,250        24,956          --         429,929
                                   ---------      ---------      ---------      --------      --------      --------      --------
Excess (deficiency) of rate-
 sensitive assets over rate-
 sensitive liabilities ........    $(155,368)     $  17,057      $  23,769      $ 23,369      $ 50,596      $ 85,232      $ 44,655
                                   ---------      ---------      ---------      --------      --------      --------      --------
 Cumulative excess (deficiency)
 of rate-sensitive assets over
 rate sensitive liabilities ...    $(155,368)     $(138,311)     $(114,542)     $(91,173)     $(40,557)     $(44,655)
                                   =========      =========      =========      ========      ========      ========

Rate-sensitive assets as a
 percent of rate-sensitive
 liabilities (1) ..............         41.5%          55.6%          68.9%         77.5%         90.6%        110.4%


     (1) Cumulative as to the amounts previously repriced or matured. Assets held for sale are reflected in the period in which sales are expected to take place. Securities classified as available for sale are shown at repricing/maturity intervals as if they are to be held to maturity as there is no definitive plan of disposition. They are also shown at amortized cost.

LIQUIDITY AND CAPITAL RESOURCES

Payments on the Bank's loan and mortgage-backed investment portfolios, prepayments on loans, sales of fixed-rate residential loans, increases in deposits, borrowed funds and maturities of various investments comprise the Bank's primary sources of liquidity. The Bank is also a voluntary member of the FHLB of Boston and as such, is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to outside sources. Qualified collateral generally consists of residential first mortgage loans, securities issued, insured or guaranteed by the U.S. Government or its agencies, and funds on deposit at the FHLB of Boston. Short-term advances may be used for any sound business purpose, while long-term advances may be used only for the purpose of providing funds to finance housing. At September 30, 1997 the Bank had approximately $90,000,000 in unused borrowing capacity that is contingent upon the purchase of additional FHLB of Boston stock. Use of this borrowing capacity is also impacted by capital adequacy considerations.

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

The Bank regularly monitors its asset quality to determine the level of its loan loss reserves through periodic credit reviews by members of the Bank's Management Credit Committee. The Management Credit Committee, which reports to the Executive Committee of the Bank's Board of Directors, also works on the collection of non-accrual loans and the disposition of real estate acquired by foreclosure. The allowance for possible loan losses is determined by the Management Credit Committee after consideration of several key factors including, without limitation: potential risk in the current portfolio, levels and types of non-performing assets and delinquency and the expectations for the future state of the regional economy and the potential impact that it may have on loan collateral and future delinquencies. Workout approach and financial condition of borrowers are also key considerations to the evaluation of non-performing loans. Non-performing assets were $813,000 at September 30, 1997 compared to $1,672,000 at December 31, 1996, a decrease of $859,000 or 51.4%. The Bank's ratio of delinquent loans to total loans was .90% at September 30, 1997 as compared to .72% at December 31, 1996. Management believes that overall levels of delinquencies and non-performing assets continue to be favorable in 1997.

There continues to be uncertainties regarding future events, particularly in both the New England real estate market and the general economy. These events could result in additional charge-offs, write-offs, changes in the level of the allowance for loan or OREO losses and/or in the level of loans on non-accrual or in foreclosure.

At September 30, 1997, the Bank had outstanding commitments to originate and sell residential mortgage loans in the secondary market amounting to $2,402,000 and $1,299,000, respectively. The Bank also has outstanding commitments to grant advances under existing home equity lines of credit amounting to $11,083,000. Commercial and construction loans totaling $10,254,000 have been committed to and remain outstanding as of September 30, 1997. The Bank believes it has adequate sources of liquidity to fund these commitments.

The Company's total stockholders' equity was $35,744,000 or 7.1% of total assets at September 30, 1997, compared with $33,546,000, or 6.9% of total assets at December 31, 1996. The increase in total stockholders' equity, which was primarily impacted by earnings of the Bank and increases in the market value of available for sale securities net of tax effects and offset, in part, by dividends paid and the purchase price of common stock repurchased by the Company as part of its announced buy-back program, was approximately $2,198,000 or 6.6%. In accordance with current guidelines, the net unrealized gain or loss on available for sale securities has not been included in regulatory capital calculations.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations. At September 30, 1997, the Company's Tier 1 leverage capital ratio was approximately 6.30%. In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk weighted assets of 4.00% and a minimum ratio of total capital to risk-weighted assets of 8.00%. At September 30, 1997, the Company's Tier 1 and total risk-based capital ratios were approximately 12.70% and 13.58%, respectively. The Bank is categorized as "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.). The Bank is also categorized as "well capitalized" as of September 30, 1997.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter ended September 30, 1997 there were no new legal proceedings and no material developments to items reported in Part I, Item 3 of the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

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

     (b) Not applicable.
     (c) Not applicable.
     (d) Not applicable.


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

        *(b) Amendment to Amended and Restated Special Termination Agreement, dated as of July 1, 1997 among the Company, the Bank and James P. McDonough, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

*10.2 (a) Amended and Restated Special Termination Agreement dated as of January 31, 1997 among the Company, the Bank and Edward J. Merritt incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

        *(b) Amendment to Amended and Restated Special Termination Agreement, dated as of July 1, 1997 among the Company, the Bank and Edward J. Merritt, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

*10.3 (a) Amended and Restated Special Termination Agreement dated as of January 31, 1997 among the Company, the Bank and Donna L. Thaxter incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

        *(b) Amendment to Amended and Restated Special Termination Agreement, dated as of July 1, 1997 among the Company, the Bank and Donna L. Thaxter, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

*10.4 (a) Amended and Restated Special Termination Agreement dated as of January 31, 1997 among the Company, the Bank and Mario A. Berlinghieri incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

        (b) Amendment to Amended and Restated Special Termination Agreement, dated as of July 1, 1997 among the Company, the Bank and Mario A Berlinghieri, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

*10.5 Abington Bancorp, Inc. Incentive and Nonqualified Stock Option Plan, as amended and restated to reflect holding company formation incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.


*10.6 Management Incentive Compensation Program dated March 1997, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

*10.7 Long Term Performance Incentive Plan dated July 1997, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

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

*10.11 Special Termination Agreement dated as of July 1, 1997 among the Company, the Bank and Robert M. Lallo, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

*10.12  Merger Severance Benefit Program dated as of August 28, 1997.

11.1 A statement regarding the computation of earnings per share is included in Item 1 of this Report.

27.1    Financial Data Schedule.

        (b)  Reports on Form 8-K.
             None.


----------------------------------------

* Management Compensatory Plan

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


                                                ABINGTON BANCORP, INC.
                                                ----------------------
                                                       (Company)



Date: November 12, 1997                         By: /s/James P. Mcdonough
                                                   -----------------------
                                                   James P. McDonough
                                                   President and Chief
                                                   Executive Officer



Date: November 12, 1997                         By: /s/Robert M. Lallo
                                                   ---------------------
                                                  Robert M. Lallo
                                                  Treasurer
                                                  (Principal Financial Officer)

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

        *(b) Amendment to Amended and Restated Special Termination Agreement, dated as of July 1, 1997 among the Company, the Bank and James P. McDonough, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

*10.2 (a) Amended and Restated Special Termination Agreement dated as of January 31, 1997 among the Company, the Bank and Edward J. Merritt incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

        *(b) Amendment to Amended and Restated Special Termination Agreement, dated as of July 1, 1997 among the Company, the Bank and Edward J. Merritt, incorporated by reference to the Company's quarterly report on form 10-Q for the second quarter of 1997 filed on August 13, 1997.

*10.3 (a) Amended and Restated Special Termination Agreement dated as of January 31, 1997 among the Company, the Bank and Donna L. Thaxter incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

        *(b) Amendment to Amended and Restated Special Termination Agreement, dated as of July 1, 1997 among the Company, the Bank and Donna L. Thaxter, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

*10.4 (a) Amended and Restated Special Termination Agreement dated as of January 31, 1997 among the Company, the Bank and Mario A. Berlinghieri incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997. (b) Amendment to Amended and Restated Special Termination Agreement, dated as of July 1, 1997 among the Company, the Bank and Mario A Berlinghieri, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

*10.5 Abington Bancorp, Inc. Incentive and Nonqualified Stock Option Plan, as amended and restated to reflect holding company formation incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

*10.6 Executive Incentive Compensation Plan dated March 1997, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

*10.7 Long Term Performance Incentive Plan dated July 1997, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

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

10.10 Abington Bancorp, Inc. 1997 Incentive and Nonqualified Stock Option Plan, incorporated by reference herein to Appendix A to the Company's proxy statement relating to its Special Meeting in Lieu of Annual Meeting of Stockholders held on June 17, 1997, filed with the Commission on April 19,.

*10.11 Special Termination Agreement dated as of July 1, 1997 among the Company, the Bank and Robert M. Lallo, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

*10.12  Merger Severance Benefit Program dated as of August 28, 1997.

11.1 A statement regarding the computation of earnings per share is included in Item 1 of this Report.

27.1    Financial Data Schedule.


------------------------------------------

*  Management Compensatory Plan
                                                                          34