Form 10-K405
period 1997-12-31
ABINGTON BANCORP INC
filed 1998-03-25
CIK 812146

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20429

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31,1997

                           Commission File No. 0-16018
                             ABINGTON BANCORP, INC.
             (Exact name of Registrant as specified in its charter)

        Massachusetts                                      04-3334127
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

536 Washington Street, Abington, Massachusetts               02351
  (Address of Principal Executive Offices)                 (Zip Code)

                                 (617) 982-3200
              (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act:  None
Securities registered under Section 12(g) of the Act:
Title of Class:  Common Stock, par value $0.10 per share

Indicate by check mark whether the Registrant (together with its predecessor in interest) (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment of this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price for the Registrant's Common Stock on March 6, 1998, as reported by the Nasdaq Stock Market, was $73,990,000.

The number of shares outstanding of the Registrant's Common Stock as of March 6, 1998: 3,565,800 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part II (Items 6, 7 and 8) of this Form is incorporated by reference herein from the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 (the "Annual Report").

Information required by Part III (Items 10, 11 and 12) of this Form is incorporated by reference herein from the Registrant's definitive proxy statement (the "Proxy Statement") relating to the 1998 Annual Meeting of Stockholders of the Registrant.

     When used in this Report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements." The Company wishes to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various risks and uncertainties, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

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

      The Bank operated as a Massachusetts-chartered mutual savings bank from its incorporation in 1853 until June 1986 when the Bank converted from mutual to stock form of ownership. From June 1986 to the present, the Bank has operated as a stock-owned savings Bank.

      The Bank presently has three wholly-owned subsidiaries: Holt Park Place Development Corporation and Norroway Pond Development Corporation, which own properties being marketed for sale, and Abington Securities Corporation, which invests primarily in United States Government obligations and obligations of related agencies and equity securities. ABBK Corporation, which had previously invested in real estate development limited partnerships engaged in qualified housing projects, was dissolved in January 1997.

      The Company is engaged principally in the business of attracting deposits from the general public, borrowing funds and investing those deposits and funds. In its investments, the Company has emphasized various types of residential and commercial real estate loans, residential construction loans, consumer loans, and investments in securities. The Company considers its principal market area to be Plymouth County, Massachusetts; primarily Abington, Cohasset, Halifax, Holbrook, Kingston, Whitman, Hull, Pembroke and Holbrook, where it has banking offices, and nearby Rockland, Duxbury, Plympton, Brockton, Hanover, East Bridgewater, Plymouth, Carver, Weymouth, Bridgewater and Hanson.

      The Company has grown from $347.4 million in assets and $209.9 million in deposits at December 31, 1993 to $532.0 million in assets and $324.9 million in deposits at December 31, 1997. Deposits in the Company have been insured by the Federal Deposit Insurance Corporation ("FDIC") since 1975. Deposits are insured by the Bank Insurance Fund of the FDIC up to FDIC limits (generally $100,000 per depositor) and by the Depositors Insurance Fund of the Mutual Savings Central Fund, Inc. (the "Depositors Insurance Fund" or "Central Fund") for the portion of deposits in excess of that insured by the FDIC.

      On June 3, 1994, the Company acquired Hull Co-Operative Bank ("Hull") by merger. On June 26, 1995, the Company acquired the deposits and certain assets and other liabilities of the Holbrook branch of The First National Bank of Boston ("Holbrook"). Additionally, in August of 1997, the Company also opened, in Cohasset, the first of three planned de novo supermarket branches, with Randolph and Hanson scheduled to open in 1998. These acquisitions and branch openings are consistent with the Company's ongoing strategy of planned growth which will enable the Company to have a greater regional presence.

Market Area and Offices

      The Company considers its primary service area to be Plymouth County, Massachusetts; primarily the towns of Abington, Cohasset, Halifax, Kingston, Whitman, Hull, Holbrook and Pembroke, where it has banking offices, and nearby Rockland, Duxbury, Scituate, Cohasset, Plympton, Brockton, Hanover, Bridgewater, Plymouth, Carver, Weymouth, Bridgewater and Hanson.

      The Company has its corporate headquarters in Abington, Massachusetts, and branch offices in Abington, Cohasset, Halifax, Whitman, Pembroke, Kingston, Holbrook and Hull, Massachusetts. The Bank provides the full range of its services at each of these offices. An Operations Center is also located in Abington. The Company has an additional branch office at the Abington High School which is open on a part-time basis.

Lending Activities

      General. Loans currently originated and purchased for the Company's own portfolio primarily have terms to maturity or repricing of 15 years or less, such as residential construction loans and adjustable-rate and fixed-rate mortgages on owner-occupied residential property. See "Item 7 Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Liquidity and Capital Resources" for discussion of the Company's asset-liability strategy. The Company also originates one-year and three-year adjustable-rate mortgages on non-owner-occupied residential property as well as commercial and commercial real estate loans. Prior to 1996, commercial, commercial real estate or commercial construction lending had not been a primary source of loan originations. The Company began to emphasize such lending in the latter part of 1996 and into 1997. The Company does anticipate a continued emphasis in 1998 and beyond for this type of loan origination. The Company has stressed the origination or purchase of shorter-term 15-year fixed rate or adjustable residential mortgage loans or seasoned 30-year fixed rate residential mortgage loans for its own portfolio in connection with the asset/liability management. (See "Lending Activities-Residential and Commercial Construction and Commercial Real Estate Loans.") At December 31, 1997, the Company's loan portfolio included $224.2 million in fixed-rate mortgage loans of which $1.3 million were held for sale.

      The Company's net loan portfolio, including loans held for sale, totaled $330.8 million at December 31, 1997, representing approximately 62% of its total assets. The majority of the Company's loans are secured by real estate and are made within Plymouth County, although the Company also makes and purchases loans in other areas of the United States. Generally, loans purchased outside of Massachusetts are well collateralized and reflect an adequate payment history. Approximately 25% of the Company's total loan portfolio represent owner-occupied first mortgages located outside of Massachusetts.

      The Company originated $30.6 million in commercial and commercial real estate loans and $20.0 million in residential first mortgage loans during the year ended December 31, 1997. Of the latter amount, loans aggregating $3.6 million were retained for the Company's own portfolio, of which approximately $1.3 million were held for sale at December 31, 1997, and loans aggregating 15.1 million were sold in the secondary market. As of December 31, 1997, loan commitments to borrowers or potential borrowers of $24.0 million were outstanding. These commitments included $2.2 million under existing construction loans, $ 8.4 million in residential and commercial and commercial real estate loans, $13.4 million under existing lines of credit (including home equity loans).

      Residential Loans. The Company currently sells in the secondary market most first mortgage loans originated on owner-occupied residential property. The Company sells loans it has originated to investors on a non-recourse basis. Prior to 1996, the Company had generally retained the servicing rights on sold loans. Currently, the Company typically sells the servicing rights along with the loans. The Company currently receives annual loan servicing fees, where servicing was retained, generally ranging from .25% to .425% of the principal balance of the loans plus all late charges on previous loan sales (generally before 1996) where servicing rights were retained. At December 31, 1997, the Company's loan servicing portfolio amounted to $208.1 million.

      As of December 31, 1997, the outstanding balance of residential first mortgage loans totaled $249.2 million or 74.1% of the gross loans in the Company's loan portfolio. Residential first mortgage loans are generally written in amounts up to 95% of value if the property is owner-occupied. Borrowers on residential first mortgage loans with a loan-to-value ratio in excess of 80% are required to carry private mortgage insurance. Adjustable-rate mortgage loans to owner occupants of one- to four-family residential property are subject to certain requirements and limitations under guidelines issued by the Massachusetts Commissioner of Banks (the "Commissioner"), including limitations on the amount and frequency of changes in interest rates.

      In most cases, the Company requires the residential first mortgage loans it originates to meet Federal National Mortgage Association and Federal Home Loan Mortgage Corporation standards in order to provide for the flexibility to sell such loans in the secondary market.

      Home Equity and Second Mortgage Loans. The Company offers home equity loans, which are revolving lines of credit secured by the equity in the borrower's residence. The majority of home equity loans have interest rates that adjust with movements in the prime lending rate although the Company does offer fixed rate home equity loans. Home equity loans are currently written in amounts from $7,500 to $100,000, but generally not more than the difference between 80% of the appraised value of the property and the outstanding balance of the existing first mortgage. However, home equity loans with higher loan-to-value ratios up to 90% are available on a limited basis provided certain underwriting criteria are met. All home equity loans must have a current appraisal of the value of the mortgaged property at origination. At December 31, 1997, the

Company had in its portfolio approximately $20.4 million of outstanding home equity and second mortgage loans and unused commitments amounting to $11.2 million.

     Residential and Commercial Construction and Commercial and Commercial Real Estate Loans. The Company also originates residential construction loans and, from time to time, commercial construction and other commercial real estate loans. Most construction loans are for residential single-family dwellings. They are usually made with construction terms of no more than one year (residential construction-to-permanent financing loans are offered with a 30-year loan) post-construction mortgage. The Company generally makes construction loans to builders who have pre-sold the homes to the future occupants. In most cases, permanent financing is arranged through the Company on properties for which the Company has been the construction lender. It is the Company's policy to require on-site inspections before releasing funds on construction loans. Inspections on construction loans are generally performed by third-party inspectors. At December 31, 1997, gross construction loans totaled $7.7 million, or 2.3% of the Company's total loan portfolio.

      Commercial real estate loans generally relate to properties which are typically non-owner occupied, income producing such as shopping centers, small apartment buildings and other types of commercial properties. Commercial and commercial real estate loans are generally written for maximum terms of 5 years, and interest rates on these loans generally are fixed. Currently, commercial and commercial real estate loans are written in amounts up to $3,000,000 and are usually made in Massachusetts counties of Plymouth, Norfolk, Bristol and Barnstable. At December 31, 1997, the Company had a total of $47.0 million of commercial and commercial real estate loans, or 14.0% of the Company's total loan portfolio. The Company plans to maintain its emphasis on commercial real estate lending into 1998 in an attempt to further expand the portfolio.

      Commercial, commercial construction and commercial real estate lending entails greater risk than residential mortgage (including residential construction) lending to owner occupants. Compared to residential mortgage loans to owner occupants, the repayment of these types of loans is more dependent on the underlying business and financial condition of the borrower and/or cash flows from leases on the subject properties and, in the case of construction loans, the economic viability of the project, and is more susceptible to adverse future developments. Since 1996, the Company has emphasized commercial, commercial real estate or commercial construction lending and intends to continue to place an emphasis on commercial, commercial construction and commercial real estate loan originations.

      Consumer Loans. The Company also makes a variety of consumer loans, such as new and used automobile and boat loans, unsecured loans, education loans, and passbook and stock-secured loans. Education loans are periodically sold in the secondary market. The Company's consumer loans totaled $12.0 million at December 31, 1997, representing 3.5% of its total loan portfolio.

      Composition of Loan Portfolio. The following table shows the composition of the Company's loan portfolio by type of loan.


                                                                           At December 31,
                                          ------------------------------------------------------------------------------
                                                   1997                       1996                         1995
                                          ----------------------     ----------------------      -----------------------
                                                        Percent                    Percent                      Percent
                                                       to Gross                   to Gross                     to Gross
                                           Amount        Loans        Amount        Loans          Amount        Loans
                                          ---------    --------      ---------    --------       ----------    ---------
                                                                        (Dollars in thousands)
Mortgage loans:
  Conventional                             249,165       74.1%        236,635        77.7%       $ 200,368        75.6%
  Second mortgages and home equity          20,392        6.1          17,368         5.7           18,027         6.8
  Commercial real estate                    39,341       11.7          24,718         8.1           17,622         6.6
  Construction                               7,681        2.3           5,956         2.0            6,805         2.5
                                          ---------    --------      ---------    --------       ----------    ---------
   Total mortgage loans                    316,579       94.2         284,677        93.5          242,822        91.5
                                          ---------    --------      ---------    --------       ----------    ---------

Less:
  Due to borrowers on incomplete loans      (2,166)                    (2,758)                      (2,499)
  Net deferred loan fees and unearned
  discounts                                   (813)                      (986)                        (940)
                                          ---------                  ---------                   ----------
   Subtotal                                313,600                    280,933                      239,383

Commercial loans:
  Unsecured lines of credit                    245        0.1             324         0.1              477         0.2
  Secured and unsecured                      7,399        2.2           4,210         1.4            1,861         0.7
                                          ---------    --------      ---------    --------       ----------    ---------
   Subtotal                                  7,644        2.3           4,534         1.5            2,338         0.9
                                          ---------    --------      ---------    --------       ----------    ---------

Consumer loans:
  Indirect automobile                        1,263        0.4           4,355         1.4           10,049         3.8
  Personal                                   1,562        0.4           1,625         0.5            1,715         0.6
  Education                                    423        0.1             509         0.2              728         0.3
  Passbook and stock secured                 8,323        2.5           8,416         2.8            6,980         2.6
  Home improvement                             381        0.1             485         0.1              675         0 3
                                          ---------    --------      ---------    --------       ----------    ---------
  Total consumer loans                      11,952        3.5          15,390         5.1           20,147        7.62
                                          ---------    --------      ---------    --------       ----------    ---------

  Net deferred loan costs (fees)              (124)                       (76)                         150
                                          ---------                  ---------                   ----------

   Subtotal                                 11,828                     15,314                       20,297
                                          ---------                  ---------                   ----------

Total loans                                333,072                    300,781                      262,018
Less allowance for loan losses              (2,280)                    (1,811)                      (1,433)
                                          ---------                  ---------                   ----------
Loans, net                                 330,792                    298,970                      260,585
                                          ---------                  ---------                   ----------

Add (recapitulation):
  Due to borrowers on incomplete loans       2,166                      2,758                        2,499
  Net deferred loan fees and unearned
  discounts                                    937                      1,062                          790

  Allowance for loan loss                    2,280                      1,811                        1,433
                                          ---------                  ---------                   ----------
  Loans, gross                             336,175      100.0%        304,601       100.0%       $ 265,307       100.0%
                                          =========    ========      =========    ========       ==========    =========

                                                                   At December 31,
                                             --------------------------------------------------------
                                                        1994                          1993
                                             --------------------------    --------------------------
                                                               Percent                       Percent
                                                              to Gross                      to Gross
                                               Amount           Loans         Amount          Loans
                                             ----------      ----------    -----------     ----------
Mortgage loans:
  Conventional                               $ 158,607            65.6%     $ 130,918          63.4%
  Second mortgages and home equity              19,756             8.2         20,487           9.9
  Commercial real estate                        26,961            11.1         22,737          11.0
  Construction                                   7,017             2.9          5,576           2.7
                                             ----------      ----------    -----------     ----------

   Total mortgage loans                        212,341            87.8        179,718          87.0
                                             ----------      ----------    -----------     ----------

Less:
  Due to borrowers on incomplete loans          (2,850)                        (4,133)
  Net deferred loan fees and unearned
  discounts                                     (1,005)                          (980)
                                             ----------                    -----------

   Subtotal                                    208,486                        174,605

Commercial loans:
  Unsecured lines of credit                        677             0.2            609           0.3
  Secured and unsecured                          1,772             0.8          1,790           0.9
                                             ----------      ----------    -----------     ----------

   Subtotal                                      2,499               1          2,399           1.2
                                             ----------      ----------    -----------     ----------

Consumer loans:
  Indirect automobile                           18,738             7.7         16,795           8.1
  Personal                                       1,726             0.7          4,881           2.4
  Education                                        746             0.3          1,095           0.6
  Passbook and stock secured                     5,320             2.2          1,328           0.6
  Home improvement                                 599             0.3            297           0.1
                                             ----------      ----------    -----------     ----------
  Total consumer loans                           7,129            11.2         24,396          11.8
  Net deferred loan costs (fees)                   395       ----------           458      ----------
                                             ----------                    -----------

   Subtotal                                     27,524                         24,854
                                             ----------                    -----------

Total loans                                    238,459                        201,858
Less allowance for loan losses                  (2,845)                        (2,051)
                                             ----------                    -----------
Loans, net                                     233,614                        199,807
                                             ----------                    -----------

Add (recapitulation):
  Due to borrowers on incomplete loans           2,850                          4,133
  Net deferred loan fees and unearned
  discounts                                        610                            522
  Allowance for loan loss                        2,845                          2,051
                                             ----------                    -----------
  Loans, gross                               $ 241,919         100.0%      $  206,511         100.0%
                                             ==========      ==========    ===========     ==========

      Origination and Underwriting. Residential and consumer loan originations are developed by the Company's officers and lending personnel from a number of sources, including referrals from branches, realtors, builders, attorneys, customers and Directors. The Company employs three retail loan representatives who are paid a base salary plus incentives for consumer and residential loans originated for the Company. Consumer loan services are also solicited by direct mail to existing customers. Advertising media is also used to promote loans. The Company currently receives origination fees on most new first mortgage loans which it originates. Fees to cover the costs of appraisals and credit reports are also collected. In addition, the Company collects late charges on real estate loans.

      Commercial and commercial real estate loan originations are developed by the Company's officers and lending personnel from a number of sources, including referrals from attorneys, CPAs, customers, realtors, direct solicitation and Directors. The Company employs four commercial loan officers who are paid a salary and performance bonus. Loans originated by these officers are maintained in the commercial loan portfolio.

      Applications for all types of loans offered by the Company are taken at all of the Company's offices, and in some cases over the phone, and referred to the Company's operations center or commercial loan division for processing. The Company's loan underwriting process is performed in accordance with a policy approved by the Board of Directors. The process includes but is not limited to the use of credit applications, property appraisals, verification of an applicant's credit history, and analysis of financial statements, employment and banking relationships, and other measures management deems appropriate in the circumstances.

      All loans to Directors must be approved by the full Board of Directors after review by management. Commercial loans are prohibited to Executive officers, officers or employees of the Company or the Bank.

      The following table shows the Company's loans by maturity or repricing interval at December 31, 1997.

                                                          Within             1 - 5           Over 5
                                                          1 Year             Years            Years            Total
                                                          --------          --------        --------         --------
                                                                              (Dollars in Thousands)
          Conventional mortgages ......................   $109,952          $136,499        $  1,901         $248,352
          Commercial real estate loans ................      9,729            29,612            --             39,341
          Second mortgages and home equity ............     13,956             4,121           2,315           20,392
          Construction, net ...........................      5,515              --              --              5,515
          Commercial loans ............................      7,520              --              --              7,520
          Other loans .................................      4,106             7,846            --             11,952
                                                          --------          --------        --------         --------
               Total                                      $150,778          $178,078        $  4,216         $333,072
                                                          ========          ========        ========         ========
            Percent of total                                  45.3%             53.5%            1.2%             100%

      The following table shows the composition of fixed-rate and adjustable-rate loans, excluding $12.0 million in other loans, as set forth above by maturity or repricing interval at December 31, 1997.

                                                                     Within             1 - 5           Over 5
                                                                     1 Year             Years            Years              Total
                                                                    --------          --------          --------          --------
                                                                                        (Dollars in thousands)
           Fixed-rate residential mortgages ..............          $ 75,005          $100,103          $  4,216          $179,324
           Construction loans, net - all fixed ...........             5,515              --                --               5,515
           Adjustable-rate residential mortgages .........            48,903            40,517              --              89,420
           Commercial real estate loans - all
           fixed rate ....................................             9,729            29,612              --              39,341
           Commercial loans - all variable rate ..........             7,520              --                --               7,520
                                                                    --------          --------          --------          --------
           Total fixed and adjustable-rate loans .........          $146,672          $170,232          $  4,216          $321,120
                                                                    ========          ========          ========          ========

      Non-performing Assets. The Company attempts to manage its loan portfolio so as to recognize problem loans at an early point in order to manage each situation and thereby minimize losses. Interest on loans is generally not accrued when such interest is not paid for a three month period and/or in the judgment of management, the collectibility of the principal or interest becomes doubtful. When a loan is placed on a non-accrual status, all interest previously accrued but not collected is reversed against interest income in the current period. Interest income is sometimes subsequently recognized only to the extent that cash payments are received. Those loans that continue to accrue interest after reaching a three month delinquency status generally include only consumer loans, although, on occasion, some residential mortgage loans have been included. Real estate acquired by foreclosure and other real estate owned is stated at the lower of the carrying value of the underlying loan or the estimated fair value less estimated selling costs. For further discussion of non-performing assets, see "Item 7 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations."

      During 1995, the Company's management and Board of Directors evaluated the feasibility of a sale, at a discount, of a group of approximately $9.2 million of non-performing and high maintenance loans. The loans consisted of approximately $5.7 million of loans which were on non-accrual and certain other loans which, although performing, were expected to require a higher than average level of attention and out of pocket costs in order to maintain performance and/or to potentially foreclose upon or workout. The Company entered into a definitive agreement with a third party to sell the loans, and consummated the transaction during the fourth quarter of 1995. Those loans were sold at approximately 64% of par. The loss associated with this sale was reflected as a charge-off to the allowance for possible loan losses which necessitated an additional provision for possible loan losses of $1,654,000 in 1995.

      At December 31, 1997, non-performing assets were .18% of total assets, compared with .34% and .39% at December 31, 1996 and 1995, respectively.

      The following table sets forth non-performing assets at the dates indicated:

                                                                                                 At December 31,
                                                                                ------------------------------------------------
                                                                                1997       1996       1995       1994      1993
                                                                                              (Dollars in thousands)
      Loans accounted for on a non-accrual basis-
      impaired .............................................................    $ 622     $1,028     $  485     $5,249    $4,957
      Accruing loans past due 90 days or more
      as to principal or interest ..........................................       91        144        243        153       322
                                                                                -----     ------     ------     ------    ------
      Total non-performing loans ...........................................      713      1,172        728      5,402     5,279

      Real estate acquired by foreclosure and other real
      estate owned .........................................................      265        500      1,070      1,272     2,561
                                                                                -----     ------     ------     ------    ------

      Total non-performing assets ..........................................    $ 978     $1,672     $1,798     $6,674    $7,840
                                                                                =====     ======     ======     ======    ======


      Impaired loans totaling $293,000 and $314,000, at December 31, 1997 and 1996, respectively, required an allocation of $45,000 and $97,000, respectively of the allowance for possible loan losses. The remaining impaired loans did not require any allocation of the reserve for possible loan losses.

      The average balance of impaired loans was approximately $966,000, $721,000 and $3,733,000 in 1997, 1996 and 1995, respectively. The total amount of interest income recognized on impaired loans during 1997, 1996 and 1995 was approximately $50,000, $48,500 and $284,000, respectively, which approximated the amount of cash received for interest during that period. The Company has no commitments to lend additional funds to borrowers whose loans have been deemed to be impaired.

      In the late 1980s and early 1990s, the New England economy and the region's real estate market experienced a slowdown. As a result, the completion of real estate projects planned and begun under stronger market conditions was adversely affected. This slowdown was particularly evident in the New England condominium and commercial real estate markets, where an excessive inventory had a negative impact on prices. Slower sales at lower prices, in turn, affected the ability of some developers to repay or refinance their original construction or medium-term loan arrangements. Residential housing sales have also been subject to seasonal variation with the heaviest activity occurring in the late spring, summer and early fall. Recently, in the single family home sector, prices have stabilized and properties are not taking as long to sell. Additionally, Boston area vacancy rates on commercial real estate properties have remained relatively low in comparison to the early 1990's which has helped to support the market values of those properties. The Company cannot predict the impact on future provisions for possible loan losses that may result from future market conditions. While there has been a stabilization in the regional economy and in the local residential real estate markets over the past couple of years, it is difficult to predict to what extent such stabilization and overall strong economic conditions will continue.

      Allowance for Possible Loan Losses. The following table summarizes changes in the allowance for possible loan losses and other selected statistics for the years indicated:.

                                                                       Years Ended December 31,
                                               --------------------------------------------------------------------
                                                  1997           1996          1995          1994           1993
                                               ---------      ---------     ---------     ---------       ---------
                                                                        (Dollars in thousands)
        Balance, beginning of year             $   1,811      $   1,433     $   2,845     $   2,051       $   2,060
        Loans charged off:
            Real estate - residential                100             48         1,090           245              30
            Real estate - commercial                  20           --           2,496            88             687
            Real estate - construction              --             --            --            --              --
       Commercial                                   --             --              18            22            --
       Consumer                                      246            247           273            66              64
                                               ---------      ---------     ---------     ---------       ---------

                                                     366            295         3,877           421             781
                                               ---------      ---------     ---------     ---------       ---------
       Loan recoveries:
             Real estate - residential                 5             17            32          --                 9
             Real estate - commercial                 38            120           145             1              14
             Real estate - construction             --             --            --               6            --
        Consumer                                     162             56            55            16              21
        Commercial                                  --             --            --               5               8
                                               ---------      ---------     ---------     ---------       ---------
                                                     205            193           232            28              52
                                               ---------      ---------     ---------     ---------       ---------

        Net charge-offs                              161            102         3,645           393             729
                                               ---------      ---------     ---------     ---------       ---------
        Reserves acquired from Hull                                --             577          --              --

        Provision charged to operations              630            480         2,233           610             720
                                               ---------      ---------     ---------     ---------       ---------

        Balance, end of year                   $   2,280      $   1,811     $   1,433     $   2,845       $   2,051
                                               =========      =========     =========     =========       =========
        Average loans outstanding, net         $ 304,925      $ 282,530     $ 243,949     $ 222,313       $ 191,502
                                               =========      =========     =========     =========       =========
        Ratio of net charge-offs to average
        loans outstanding, net                       .05%           .04%         1.49%          .18%            .38%
                                               =========      =========     =========     =========       =========

        Ratio of allowance for possible loan
        losses to gross loans at year end            .68%           .60%          .55%         1.18%            .99%
                                               =========      =========     =========     =========       =========
        Ratio of allowance for possible loan
        losses to non-performing loans            319.78%        154.52%       196.84%        52.67%          38.85%
                                               =========      =========     =========     =========       =========

The following table summarizes the allocation of the allowance for possible loan losses for the years indicated:


                                                                        At December 31,
                                    1997                 1996                 1995                  1994                 1993
                             -------------------------------------------------------------------------------------------------------
                                        Percent              Percent              Percent               Percent              Percent
                                       of loans             of loans             of loans              of loans             of loans
                                       to gross             to gross             to gross              to gross             to gross
                             Amount     loans     Amount     loans     Amount     loans      Amount     loans     Amount     loans
                             ------    --------   ------    --------   ------    --------    ------    --------   ------    --------
                                                                    (Dollars in thousands)
Real estate - residential    $  869      80.2%    $  854      83.5%    $  743      82.4%     $  863      73.8%    $  758      73.3%
Real estate - commercial        372      11.7        224       8.1        226       6.6         713      11.1        430      11.0
Real estate - construction       77       2.3         60       1.9         68       2.5          70       2.9         56       2.7
Commercial                      153       2.3         91       1.5         47        .9          25       1.0         25       1.2
Consumer                        218       3.5        200       5.0        195       7.6         440      11.2        408      11.8
Unallocated                     591       N/A        382       N/A        154       N/A         734       N/A        374       N/A
                             ------     -----     ------     -----     ------     -----      ------     -----     ------     -----
 Total                       $2,280     100.0%    $1,811     100.0%    $1,433     100.0%     $2,845     100.0%     2,051     100.0%
                             ======     =====     ======     =====     ======     =====      ======     =====     ======     =====

      The Company establishes its allowance for loan losses primarily through periodic credit reviews. The Company assigns loans to risk categories based on the type of loan and its classification under current regulatory guidelines. Each category is assessed for risk of loss based on a variety of factors, including, without limitation, historical experience and management's judgment of the credits making up the category, the level of loans on non-accrual status, strength or weakness of real estate markets and other delinquency factors. The allowance for possible loan losses is allocated among certain risk categories based upon specific loans as to which the Company allocates reserves. The allocated reserves shown above are also comprised of general reserves assigned to various risk categories based upon various factors including net charge-off history. The unallocated reserve also includes a difference between the general and allocated reserves and total reserve. The Company considers commercial real estate and commercial loans to have a higher risk of loss than residential mortgage loans. Second mortgage and home equity loans also represent a higher risk than first mortgage residential loans.

      The Company's provision for possible loan losses in 1997 was $630,000, compared to $480,000 and $2,233,000 in 1996 and 1995, respectively. The provision for 1997 exceeded 1996 levels reflecting the increased risk associated with the Company's commercial and commercial real estate lending activities. The provision for 1996 decreased in comparison to 1995 due to the sale of certain non-performing and high maintenance loans in 1995. The loss associated with that sale was reflected as a charge-off to the allowance for possible loan losses with an associated special provision for possible loan losses of $1,654,000. The remaining $480,000 provision for possible loan losses was due to, among other factors, growth in the Company's loan portfolio, and management's and the Board of Directors' assessment of the risk of the types of loans being originated in 1996, including commercial real estate. The Company views the level of delinquent loans, which improved during 1996 and 1997, as one of the more important factors in determining the allowance for loan losses. The New England real estate market and overall economy in general has been relatively strong over the past two years.

Investment Activities

      The Company's investment portfolio is currently managed in accordance with an investment policy approved by the Board of Directors. The Company's investments are subject to the laws of the Commonwealth of Massachusetts, including regulations of the Commissioner, and certain provisions of the federal law.

      The following table sets forth certain information regarding the carrying value of the Company's investment portfolio, excluding mortgage-backed securities and Federal Home Loan Bank stock:

                                                                      At December 31,
                                                            ---------------------------------
                                                             1997         1996         1995
                                                            -------      -------      -------
                                                                  (Dollars in thousands)
     Short-term investments ...........................     $    88      $    77      $    73
     Federal funds sold ...............................          75           75           75
                                                            -------      -------      -------
     Total ............................................     $   163      $   152      $   148
                                                            =======      =======      =======

     Percent of total assets ..........................         .03%         .03%         .03%
     Investment securities:
       U. S. Government and federal agency obligations,
     at market ........................................     $30,890      $18,498      $17,719
     Other bonds and obligations, at market ...........       3,120        1,138        5,221
                                                            -------      -------      -------

     Subtotal .........................................      34,010       19,636       22,940
     Marketable equity securities, at market ..........       5,027        4,411        3,004
                                                            -------      -------      -------
     Total investment securities ......................     $39,037      $24,047      $25,944
                                                            =======      =======      =======
     Percent of total assets ..........................         7.3%         4.9%         5.6%

      A schedule of the maturity distribution of investment securities held by the Company, other than equity securities and FHLB stock, and the related weighted average yield, at December 31, 1997 follows:

                                                     Within one          After one but       After five but         After ten
                                                        year            within five years    within ten years         years
                                                  ------------------   ------------------   ------------------   ------------------
                                                   Amor-    Weighted    Amor-    Weighted    Amor-    Weighted    Amor-    Weighted
                                                   tized    Average     tized    Average     tized    Average     tized    Average
                                                   Cost      Yield      Cost      Yield      Cost      Yield      Cost      Yield
                                                  -------   --------   -------   --------   -------   --------   -------   --------
                                                                            (Dollars in thousands)
U. S. Government and federal agency obligations   $  --       --  %    $ 7,999     7.02%    $21,112     6.98%    $ 1,684     7.05%
Other bonds and obligations ...................        35     7.50       1,060     9.63        --       --         2,000     7.20
                                                  -------     ----     -------     ----     -------     ----     -------     ----
     Total ....................................   $    35     7.50%    $ 9,059     7.32%    $21,112     6.98%    $ 3,684     7.13%
                                                  =======     ====     =======     ====     =======     ====     =======     ====

      At December 31, 1997, the Company had three mortgage backed securities which had a total amortized cost of $17,754,000, each of which individually had a book value in excess of ten percent of stockholders' equity, and were not obligations of the U. S. Government or federal agencies.

      Sources of Funds

      General. Deposits and borrowings are the Company's primary sources of funds for investment. The Company also derives funds from operations, amortization and prepayments of loans and sales of assets. Deposit flows vary significantly and are influenced by prevailing interest rates, money market conditions, economic conditions, location of Company offices and competition.

      Deposits. Most of the Company's deposits are derived from customers who work or reside in the Company's primary service area. The Company's deposits consist of passbook savings accounts, special notice accounts, NOW accounts, money market deposit accounts, club accounts, money market certificates, negotiated rate certificates and term deposit certificates. The Company also offers Individual Retirement Accounts, which currently include a one-year variable rate account with monthly interest rate adjustments, a 2.5 year fixed-rate account, or a 3- or 4-year fixed-rate account. In addition, the Company currently offers non-interest NOW accounts for commercial customers and individuals. Although in previous years the Company has solicited brokered deposits, at December 31, 1997 there were no such deposits.

      At December 31, 1997, the Company's outstanding certificates of deposit with balances in excess of $100,000 are scheduled to mature as follows:

                                                                            (In thousands)
              Three months or less                                             $ 7,378
              Over three to six months                                           2,875
              Over six to twelve months                                          7,594
              Over twelve months                                                 8,823
                                                                               -------
                                                                               $26,670
                                                                               =======

      For information regarding the average amounts of and rates paid on deposit liabilities, see "Item 7 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations--Liquidity and Capital Resources."

      Borrowings. For a discussion of borrowings, see "Item 8 - Notes 9 and 10 to the Consolidated Financial Statements" and "Item 7 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of
Operations-Liquidity and Capital Resources".

      Interest Rate Hedge Strategy. For a discussion of the Company's interest rate hedge strategy, see "Item 8 - Note 5 to the Consolidated Financial Statements" and "Item 7 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations-Liquidity and Capital Resources".

      Other Activities

      Savings Bank Life Insurance. The Company sells savings bank life insurance as an agent but not as an issuer and receives a commission on the sale.

      Other. The Company also offers safe deposit box services, an automated teller machine and drive-up banking services. The Company also provides its borrowers the opportunity to purchase life, accident and disability insurance. The Company offers investment services to its customers through FISCO Equity, Inc., a broker-dealer, which is an affiliated company of Financial Insurance Services, Inc., a Rhode Island-based company which does business in Massachusetts as FIS Insurance Agency, Inc. Fees are paid to the Company based upon referrals of the Company's customers to FISCO Equity, Inc. to purchase alternative investments, regardless of whether or not a sale is made to the customer.

      Supervision and Regulation

      As an FDIC-insured, state-chartered bank, the Bank is subject to supervision and regulation by the Commissioner and the FDIC and is subject to periodic examination. The Company is subject to regulation and supervision of the Federal Reserve as a bank holding company.

      Competition

      The Company faces substantial competition both in attracting deposits and in originating loans.

      Competition in originating loans comes generally from other thrift institutions, commercial banks, finance companies, insurance companies, other institutional lenders and mortgage companies. The Company competes for loans principally on the basis of interest rates and loan fees, the types of loans originated, service and geographic location.

      In attracting deposits, the Company's primary competitors are other savings banks, commercial banks and co-operative banks, credit unions, and mutual funds. Other competition for deposits comes from government securities as investments. The Company's attraction and retention of deposits depends on its ability to provide investment opportunities that satisfy the requirements of investors with respect to rate of return, liquidity, risk and other factors. The Company attracts a significant amount of its deposits from the communities in which its offices are located, and, accordingly, competition for these deposits comes principally from other thrift institutions and commercial banks located in the same geographic areas. The Company competes for these deposits by attempting to offer competitive rates, convenient branch locations, and convenient business hours and by attempting to build an active, civic-spirited image in these communities.

      Financial institutions that are not now located within the Company's market area may find entry in the Company's market area attractive. Such entry could have an adverse effect on the Company's growth or profitability. The Company's potential competitors may have substantially greater financial and other resources than the Company. In addition, increased competition for deposits has had an impact on the rates which the Company pays on certificates of deposit.


      Employees

      As of December 31, 1997, the Bank had 116 full-time employees, consisting of 28 full-time officers and 88 full-time non-officers, as well as 49 part-time employees. None of the Company's employees is represented by a union or other labor organization. The Company provides its employees with a comprehensive range of employee benefit programs. Management believes that its employee relations are good.

      Item 2. Properties.

      The following table sets forth certain information relating to real estate owned or leased by the Company at December 31, 1997.


                                                                                           Original         Lease
                                                     Year               Owned               Lease         Renewal
                                                    Opened            or Leased              Term         Option
                                                    ------            ---------            --------      ---------
     Main Office:
           533 Washington St.
           Abington, MA                              1929               Owned                  --            --

     Branches:
         319 Monponsett Street
         Halifax, MA                                 1975               Owned                  --            --

         584 Washington St.
         Whitman, MA                                 1992               Owned                  --            --

         157 Summer Street
         Kingston, MA                                1995              Leased              20 years       10 years

         175 Center Street
         Pembroke, MA                                1992               Owned                  --            --

         523 Nantasket Ave.
         Hull, MA                                    1994              Leased              15 years          --

         778 S. Franklin St.
         Holbrook MA                                 1995              Leased              10 years      2-5 years

         739 Chief Justice Cushing Way
         Cohasset, MA  02025                         1997              Leased               5 Years      2-5 years

     Operation Center/Corporate Office
         536 Washington St.
         Abington, MA                                1989               Owned                  --            --

     Administrative Offices:
         538 Bedford St.
         Abington, MA                                1995              Leased               2 Years      18 months

Item 3. Legal Proceedings

      The Company is a defendant in various legal matters, none of which is believed by management to be material to the consolidated financial statements.



Item 4. Submission of Matters to a Vote of Security Holders.


      None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stock Holder Matters.

      The common stock of the Company is currently listed on the Nasdaq Stock Market National Market System (NMS) under the symbol "ABBK".

      The table below sets forth the range of high and low sales prices for the stock of the Company for the quarters indicated. Market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      Transactions through January 31, 1997 are for common stock of the Bank. Transactions after that date are for common stock of the Company.

                                                                               Price                  Dividends
                                                                        High             Low          Declared
                                                                      --------        ---------       ---------
          1998
      1st quarter                                                     $22             $19                --
      (through March 6, 1998)

          1997
      4th quarter                                                      23 1/2          15 5/8           $.05
      3rd quarter                                                      17              12 3/4           $.05
      2nd quarter                                                      13              10 1/4           $.05
      1st quarter                                                      11 5/8           9 1/2           $.05

          1996
      4th quarter                                                      10 7/8           8 7/16          $.05
      3rd quarter                                                       9               7 3/4           $.05
      2nd quarter                                                       8 1/8           7 1/4           $.05
      1st quarter                                                       8 7/8           7 23/32         $.05

          1995
      4th quarter                                                       9 1/2           7 3/4           $.05
      3rd quarter                                                       8 1/2           6 3/4           $.05
      2nd quarter                                                       7 9/16          6 1/4           $.05
      1st quarter                                                       7 1/2           6               $.05

      As of March 6,1998, the Company had approximately 801 stockholders of record who held outstanding shares of the Company's Common Stock. The number of stockholders indicated does not reflect the number of persons or entities who hold their common stock in nominee or "street" name through various brokerage firms. If all of such persons are included, the Company believes that there are approximately 1,100 beneficial owners of the Company's common stock. Item 6. Selected Financial Data

      Information required by Item 6 of this Form is incorporated by reference herein from the section of the Company's Annual Report entitled "Financial Highlights."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Information required by Item 7 of this Form is incorporated by reference herein from the section of the Company's Annual Report entitled "Management's Discussion and Analysis". Certain Guide 3 information which is required by Item 7 is included in Item 1 of this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Information required by Item 7A of this Form is incorporated by reference herein from the section of the Company's Annual Report entitled "Management Discussion and Analysis."

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

Item 9. Changes in and Disagreements with Accountants or Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Information required by Item 10 of this Form is incorporated by reference herein from the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders of the Company.

Item 11. Executive Compensation

      Information required by Item 11 of this Form is incorporated by reference herein from the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information required by Item 12 of this Form is incorporated by reference herein from the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders of the Company.

Item 13. Certain Relationships and Related Transactions.

      Information required by Item 13 of this Form is incorporated by reference here in from the Company's Proxy Statement related to the 1998 Annual Meeting of Stockholders of the Company.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Contents

            1) Financial Statements. See Part II Item 8 of this Report.

            2) Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable, the data is not significant or the required information is shown elsewhere in this report.

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

                        *(b) Amendment to Amended and Restated Special Termination Agreement, dated asc of July 1, 1997 among the Company, the Bank and Donna L. Thaxter, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

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

                  10.8 (a) Lease for office space located at 538 Bedford Street, Abington, Massachusetts ("lease"), used for the Bank's principal and administrative offices dated January 1, 1996 incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997. Northeast Terminal Associates, Limited owns the property. Dennis E. Barry and Joseph L. Barry, Jr., who beneficially own more than 5% of the Company's Common Stock, are the principal beneficial owners of Northeast Terminal Associates, Limited.

                        (b) Amendment to Lease dated December 31, 1997.

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

                *10.12 Merger Severance Benefit Program dated as of August 28, 1997, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the third quarter of 1997, filed on November 15, 1997.

                11.1 A statement regarding the computation of earnings per share is included in Item 8 of this Report.

                13.1 Annual Report to Stockholders for the Year Ended December 31, 1997 which is furnished for the information of the Securities and Exchange Commission only and is not deemed to be "filed" as part of this Report except to the extent expressly incorporated by reference herein.

                21.1    Subsidiaries of the Company.

                23.1    Consent of Accountants.

                24.1    Power of Attorney is included on signature page.

                27.1    Financial Data Schedule, December 31, 1997.

                27.2    Restated Financial Data Schedule, September 30, 1997.

                27.3    Restated Financial Data Schedule, June 30, 1997.

                27.4    Restated Financial Data Schedule, March 31, 1997.

                27.5    Restated Financial Data Schedule, December 31, 1996.

                27.6    Restated Financial Data Schedule, September 30, 1996.

                27.7    Restated Financial Data Schedule, June 30, 1996.

                27.8    Restated Financial Data Schedule, March 31, 1996.

        (b) Reports on Form 8-K.

                The Company filed no reports on Form 8-K during the fourth quarter of 1997.


-----------------------
     *  Management contract or compensatory plan or arrangement.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ABINGTON BANCORP, INC.

Date:  March 24, 1998


                                  By:   /s/ James P. McDonough
                                        ---------------------------------------
                                          James P. McDonough
                                          President and Chief Executive Officer

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

      Name                         Title                          Date


/s/ James P. McDonough
----------------------------   President and                  March 24, 1998
James P. McDonough             Chief Executive Officer;
                               Director (Principal
                               Executive Officer)

/s/ Robert M. Lallo
----------------------------   Treasurer                      March 24, 1998
Robert M. Lallo                (Principal Financial Officer)

/s/ Robert J. Armstrong
----------------------------   Director                       March 24, 1998
Robert J. Armstrong

/s/ Bruce G. Atwood
----------------------------   Director                       March 24, 1998
Bruce G. Atwood

/s/ William F. Borhek
----------------------------   Director                       March 24, 1998
William F. Borhek

/s/ Ralph B. Carver, Jr.
----------------------------   Director                       March 24, 1998
Ralph B. Carver, Jr.

/s/ Joel S. Geller
----------------------------   Director                       March 24, 1998
Joel S. Geller

/s/ Rodney D. Henrikson
----------------------------   Director                       March 24, 1998
Rodney D. Henrikson

/s/ A. Stanley Littlefield
----------------------------   Director                       March 24, 1998
A. Stanley Littlefield

/s/ Jay Timothy Noonan
----------------------------   Director                       March 24, 1998
Jay Timothy Noonan

/s/ Gordon N. Sanderson
----------------------------   Director                       March 24, 1998
Gordon N. Sanderson

/s/ James J. Slattery
----------------------------   Director                       March 24, 1998
James J. Slattery

/s/ Wayne P. Smith
----------------------------   Director                       March 24, 1998
Wayne P. Smith

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

         10.8 (a) Lease for office space located at 538 Bedford Street, Abington, Massachusetts ("Lease"), used for the Bank's principal and administrative offices dated January 1, 1996 incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997. Northeast Terminal Associates, Limited owns the property. Dennis E. Barry and Joseph L. Barry, Jr., who beneficially own more than 5% of the Company's Common Stock, are the principal beneficial owners of Northeast Terminal Associates, Limited.

                  (b) Amendment to Lease dated December 31, 1997.

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

         *10.12 Merger Severance Benefit Program dated as of August 28, 1997, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the third quarter of 1997, filed on November 15, 1997.

         11.1 A statement regarding the computation of earnings per share is included in Item 8 of this Report.

         13.1 Annual Report to Stockholders for the Year Ended December 31, 1997 which is furnished for the information of the Securities and Exchange Commission only and is not deemed to be "filed" as part of this Report except to the extent expressly incorporated by reference herein.

         21.1     Subsidiaries of the Bank.

         23.1     Consent of Accountants.

         24.1     Power of Attorney is included on signature page.

         27.1     Financial Data Schedule, December 31, 1997.

         27.2     Restated Financial Data Schedule, September 30, 1997.

         27.3     Restated Financial Data Schedule, June 30, 1997.

         27.4     Restated Financial Data Schedule, March 31, 1997.

         27.5     Restated Financial Data Schedule, December 31, 1996.

         27.6     Restated Financial Data Schedule, September 30, 1996.

         27.7     Restated Financial Data Schedule, June 30, 1996.

         27.8     Restated Financial Data Schedule, March 31, 1996.



-------------------------------

* Management contract or compensatory plan or arrangement.