Form 10-Q
period 1998-03-31
ABINGTON BANCORP INC
filed 1998-05-08
CIK 812146

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                    ----------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES
              EXCHANGE ACT OF 1934 for Quarter Ended March 31, 1998

                    ----------------------------------------


                         Commission File Number 0-16018


                             ABINGTON BANCORP, INC.
             (Exact name of Registrant as specified in its charter)


   Massachusetts                                             04-3334127
---------------------------------                    ---------------------------
(State or Other Jurisdiction                         (I.R.S. Identification No.)
of Incorporation or Organization)


536 Washington Street, Abington, Massachusetts                          02351
-----------------------------------------------                         -----
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code                (617) 982-3200
                                                                   -------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                      ---   ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 3,569,900 shares as of May 5, 1998.

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Further, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "expect," "anticipate," "plan," "believe," "seek," "estimate," "internal" and similar words are intended to identify expressions that may be forward-looking statements. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those contemplated by such statements. For example, actual results may be adversely affected by the following possibilities: (1) competitive pressure among depository institutions may increase; (2) changes in interest rates may reduce banking interest margins; (3) general economic conditions and real estate values may be less favorable than contemplated; (4) adverse legislation or regulatory requirements may be adopted; and (5) the impact of the Year 2000 issue may be more significant than currently anticipated. Many of such factors are beyond the Company's ability to control or predict. Readers of this Form 10-Q are accordingly cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly any of the forward-looking statements herein, whether in response to new information, future events or otherwise.

                             ABINGTON BANCORP, INC.
                                    FORM 10-Q

                                    INDEX
                                                                          Page

Part I    Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets as of March 31, 1998
            (Unaudited) and December 31, 1997............................  4

            Consolidated Statements of Operations (Unaudited)
            for the Three Months Ended March 31, 1998 and 1997...........  5

            Consolidated Statements of Changes in Stockholders'
            Equity (Unaudited) for the Three Months Ended
            March 31, 1998 and 1997......................................  6

            Consolidated Statements of Cash Flows (Unaudited)
            for the Three Months Ended March 31, 1998 and 1997...........  7

            Notes to Unaudited Consolidated Financial Statements.........  9

Item 2.     Management's Discussion and Analysis of Consolidated
            Financial Condition and Results of Operations................ 13

Item 3.     Quantitative and Qualitative Disclosures about Market Risk... 26

Part II   Other Information

Item 1.     Legal Proceedings ........................................... 27

Item 2.     Change in Securities ........................................ 27

Item 3.     Defaults upon Senior Securities.............................. 27

Item 4.     Submission of Matters to a Vote of Security Holders.......... 27

Item 5.     Other Information............................................ 27

Item 6.     Exhibits and Reports on Form 8-K............................. 27

Signature Page........................................................... 31

Index to Exhibits........................................................ 32

                             ABINGTON BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                     (Unaudited)
                                                                       March 31,         December 31,
                                                                          1998               1997
                                                                      ----------          -----------
                                                                              (In Thousands)
         ASSETS

         Cash and due from banks.....................                 $   10,185          $   13,312
         Short-term investments......................                        181                 163
                                                                        --------           ---------

           Total cash and cash equivalents...........                     10,366              13,475
                                                                        --------           ---------

         Loans held for sale.........................                      1,131               1,332
         Securities:
           Mortgage-backed investments - held for
             investment - market value of $ 63,894
             in 1998 and $ 64,129 in 1997............                     63,602              64,021
           Securities available for sale - at
             market value............................                    107,648             101,031
         Loans.......................................                    342,719             331,740
           Less:
             Allowance for possible loan losses......                     (2,470)             (2,280)
                                                                        --------           ---------

             Loans, net..............................                    340,249             329,460
                                                                        --------           ---------

         Federal Home Loan Bank stock................                      8,793               8,151
         Banking premises and equipment, net.........                      7,143               6,294
         Other real estate owned, net................                        265                 265
         Intangible assets...........................                      3,166               3,284
         Other assets................................                      7,475               4,673
                                                                        --------           ---------
                                                                      $  549,838           $ 531,986
                                                                      ==========           =========
         LIABILITIES AND STOCKHOLDERS' EQUITY

         Deposits....................................                 $  333,210           $ 324,934
         Short-term borrowings.......................                     40,760              55,910
         Long-term debt..............................                    135,500             110,000
         Accrued taxes and expenses..................                      3,620               3,337
         Other liabilities...........................                      2,164               1,484
                                                                        --------           ---------
             Total liabilities.......................                    515,254             495,665
                                                                      ----------           ---------

         Commitments and contingencies

         Stockholders' equity:
           Serial preferred stock, $.10 par value,
             3,000,000 shares authorized; none issued.                        -                   -
           Common stock, $.10 par value 12,000,000
             shares authorized; 4,747,000 and 4,676,000
             shares issued in 1998 and 1997, respectively                    475                 468
           Additional paid-in capital................                     21,367              21,094
           Retained earnings.........................                     20,458              19,858
                                                                        --------           ---------
                                                                          42,300              41,420
           Treasury stock - 1,183,000 and 1,039,000 shares
           for 1998 and 1997, respectively, at cost..                     (8,884)             (5,931)
           Unearned compensation - ESOP..............                       (210)               (231)
           Other accumulated comprehensive income -
           Net unrealized gain on available for
             sale securities, net of taxes...........                      1,378               1,063
                                                                        --------             --------
             Total stockholders' equity..............                     34,584              36,321
                                                                        --------           ---------
                                                                      $  549,838           $ 531,986
                                                                        ========           =========

         See accompanying notes to unaudited consolidated financial statements.

                             ABINGTON BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                   (Unaudited)



                                                                Three Months Ended
                                                                     March 31,
                                                       ------------------------------------
                                                              1998             1997
                                                          ----------       -----------
                                                       (In thousands, except per share data)
Interest and dividend income:
  Interest and fees on loans .......................       $    6,508       $    6,039
  Interest on mortgage-backed investments ..........            2,098            2,230
  Interest on bonds and obligations ................              594              393
  Dividend income ..................................              150              147
  Interest on short-term investments ...............               32                8
                                                           ----------       ----------
    Total interest and dividend income .............            9,382            8,817
                                                           ----------       ----------
Interest expense:
 Interest on deposits ..............................            2,841            2,680
 Interest on short-term borrowings .................              604              817
 Interest on long-term debt ........................            1,902            1,267
                                                           ----------       ----------

    Total interest expense .........................            5,347            4,764
                                                           ----------       ----------

Net interest income ................................            4,035            4,053
Provision for possible loan losses .................              190              158
                                                           ----------       ----------
Net interest income, after provision for
  Possible loan losses .............................            3,845            3,895
                                                           ----------       ----------
Non-interest income:
  Loan servicing fees ..............................              115              143
  Other customer service fees ......................              861              680
  Gain on sales of securities, net .................              365              110
  Gain on sales of mortgage loans, net .............               68               81
  Gain on sales and write-down of
  other real estate owned,  net ....................             --                 16
Other ..............................................               84              107
                                                           ----------       ----------
    Total non-interest income ......................            1,493            1,137
                                                           ----------       ----------
Non-interest expense:
  Salaries and employee benefits ...................            1,753            1,620
  Occupancy and equipment expenses .................              676              580
  Other non-interest expense .......................            1,176            1,091
                                                           ----------       ----------
    Total non-interest expense .....................            3,605            3,291
                                                           ----------       ----------
Income before provision for income
         taxes .....................................            1,733            1,741
Provision for income taxes .........................              597              689
                                                           ----------       ----------
    Net income .....................................       $    1,136       $    1,052
                                                           ==========       ==========
Earnings per share
    Basic -
       Net income per share ........................       $      .32       $      .28
                                                           ==========       ==========
       Weighted average common shares ..............        3,586,000        3,788,000
                                                           ==========       ==========
  Diluted -
     Net income per share ..........................       $      .30       $      .26
                                                           ==========       ==========
Weighted average common shares and share equivalents        3,852,000        4,014,000
                                                           ==========       ==========

Dividends per share ................................       $      .15       $     .05
                                                           ==========       ==========


See accompanying notes to unaudited consolidated financial statements

                             ABINGTON BANCORP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                   (Unaudited)

                                                                                                     Net
                                                                                                  Unrealized
                                                                                                     Gain
                                                                                                  (Loss) on
                                                     Additional                                   Available   Unearned
                                        Common         Paid-In      Retained       Treasury        for Sale   Compensa-
                                        Stock          Capital      Earnings         Stock        Securities  tion-ESOP     Total

----------------------------------------------------------------------------------------------------------------------------------

                                                                                        (In thousands)

Balance at December 31, 1997 .........    $468       $ 21,094      $ 19,858        $(5,931)       $ 1,063        $(231)   $ 36,321
Net income ...........................     --            --           1,136           --             --           --         1,136
Decrease in unearned compen-
  sation - ESOP ......................     --            --            --             --             --             21          21
Increase in unrealized gain  on
  available for sale securities,
  net of taxes .......................     --            --            --             --              315         --           315
Issuance of stock ....................       7            273          --             --             --           --           280
Repurchase of stock ..................     --            --            --           (2,953)          --           --        (2,953)
Dividends declared ($.15 per share) ..     --            --            (536)          --             --           --          (536)
                                          ----       --------      --------        -------        -------        -----    --------
Balance at March 31, 1998 ............    $475       $ 21,367      $ 20,458        $(8,884)       $ 1,378        $(210)   $ 34,584
                                          ====       ========      ========        =======        =======        =====    ========



Balance at December 31, 1996 .........    $233       $ 20,923      $ 16,455        $(3,703)       $ ( 50)        $(312)   $ 33,546

Net income ...........................     --            --           1,052           --             --           --         1,052
Decrease in unearned compen-
  sation - ESOP ......................     --            --            --             --             --             20          20
Issuance of stock ....................     --               8          --             --             --           --             8
Increase in unrealized loss on
  available for sale securities,
  net of taxes .......................     --            --            --             --             (602)        --          (602)
Dividends declared ($.05 per share) ..     --            --            (189)          --             --           --          (189)
                                          ----       --------      --------        -------        -------        -----    --------
Balance at March 31, 1997 ............    $233       $ 20,931      $ 17,318        $(3,703)       $  (652)       $(292)   $ 33,835
                                          ====       ========      ========        =======        =======        =====    ========

See accompanying notes to unaudited consolidated financial statements.

                             ABINGTON BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                             Three Months Ended
                                                                    March 31,

                                                             1998             1997
                                                             ----             ----
                                                                (In thousands)
Cash flows from operating activities:
 Net income ............................................  $  1,136        $  1,052

 Adjustments to reconcile net income to net cash provided (used) by operating activities:

     Provision for loan losses .........................       190             158
(Gain) loss on sales and write-down of
       other real estate owned, net ....................      --               (16)
     Amortization, accretion and depreciation,
       net .............................................       545             447
Gain on sales of securities, net .......................      (365)           (110)
Loans originated for sale in the
    secondary market ...................................    (7,308)         (3,672)
   Proceeds from sales of loans ........................     7,509           6,608
   Gain on sales of mortgage loans, net ................       (68)            (81)
   Other, net ..........................................    (2,419)           (106)
                                                          --------        --------
Net cash provided (used) by operating
     activities ........................................      (780)       $  4,280
                                                          --------        --------

Cash flows from investing activities:
Purchase of held for investment
     securities ........................................    (1,982)           --
 Proceeds from principal payments received
     on held for investment securities .................     2,363           1,443
 Proceeds from sales of available for sale
  securities ...........................................     7,045           7,836
 Proceeds from principal payments on
  available for sale securities ........................    12,995           2,892
 Purchase of available for sale securities .............   (25,762)        (15,449)
 Loans originated/purchased, net .......................   (10,911)         (4,180)
 Proceeds from sales of loans held in portfolio ........      --              --
 Purchases of FHLB stock ...............................      (642)           --


See accompanying notes to unaudited consolidated financial statements

                             ABINGTON BANCORP, INC.

                                     (Unaudited)
                                                               Three Months Ended
                                                                    March 31,

                                                              1998           1997
                                                              ----           ----
                                                                 (In thousands)
 Purchase of banking premises and equipment
  and improvements to other real estate
  owned ............................................       $ (1,177)       $   (174)
 Proceeds from sales of other real estate
  owned ............................................           --               121
                                                           --------        --------
 Net cash provided (used) by investing
  activities .......................................        (18,071)         (7,511)

Cash flows from financing activities:
 Net increase in deposits ..........................          8,276           5,229
 Net increase (decrease) in borrowings with original
  maturities of three months or less ...............        (20,150)         (5,221)
 Proceeds from short-term borrowings with
  maturities in excess of three months .............         10,000            --
  Principal payments on short-term borrow-
  ings with maturities in excess of
  three months .....................................         (5,000)         (7,000)
 Proceeds from issuance of long-term debt ..........         30,000          18,000
 Principal payments on long term debt ..............         (4,500)         (5,467)
 Proceeds from exercise of stock options ...........            256               8
Purchase of treasury stock .........................         (2,953)           --
Cash paid for dividends ............................           (187)           (189)
                                                           --------        --------
  Net cash provided from financing
   activities ......................................         15,742           5,360
                                                           --------        --------
Net increase (decrease)in cash and cash
  equivalents ......................................         (3,109)          2,129
Cash and cash equivalents at beginning of
  period ...........................................         13,475        $  9,708
                                                           --------        --------
Cash and cash equivalents at end of period .........       $ 10,366        $ 11,837
                                                           ========        ========
Supplemental cash flow information:
   Interest paid on deposits .......................       $  2,833        $  2,680
   Interest paid on borrowed funds .................          2,491           2,074
   Income taxes paid ...............................            355           1,011
   Transfers to other real estate owned,
    net ............................................           --              --

See accompanying notes to unaudited consolidated financial statements.

                             ABINGTON BANCORP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998





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

         The accompanying consolidated financial statements as of March 31, 1998 and for the three months periods ended March 31, 1998 and 1997 have been prepared by the Company without audit, and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to reflect a fair statement of the results of the interim periods presented. On January 31, 1997, in connection with the holding company formation, each share of the Bank's common stock previously outstanding was converted automatically into one share of common stock of the Company, and the Bank became a wholly-owned subsidiary of the Company. This reorganization had no impact on the consolidated financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the footnotes contained in the Bank's consolidated financial statements as of and for the year ended December 31, 1997, which are included in the Company's Annual Report to Stockholders. Interim results are not necessarily indicative of results to be expected for the entire year.

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

                             ABINGTON BANCORP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998
                                   (continued)





B)     DIVIDEND DECLARATION

       The Board of Directors of Abington Bancorp., Inc. declared a cash dividend of $.05 per share and a special cash dividend of $.10 per share to holders of its common stock in March 1998. These dividends were payable on April 23, 1998 to stockholders of record as of the close of business on April 9, 1998.

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1998 (continued)




C)       Stock Repurchase Program

On March 27, 1997, the Company announced that its Board of Directors had authorized the Company to repurchase up to 10% (375,000 shares) of its currently outstanding Common stock from time to time at prevailing market prices. Additionally, on February 24, 1998, the Company announced that its Board of Directors had authorized to purchase an additional 10% (347,000) of its outstanding Common stock, as adjusted for amounts remaining to be repurchased as under the March 1997 plan. The Board delegated to the discretion of the Company's senior management the authority to determine the timing of the repurchase program's commencement, subsequent purchases and the prices at which the repurchases will be made.

As of May 5, 1998, the Company had repurchased 309,000 shares of its common stock under these plans at a total cost of approximately $5,181,000. All of the repurchases were subsequent to March 31, 1997.

D)       Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. This statement requires that an enterprise (a) classified items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement will be effective for the Company's financial statements, issued for the fiscal year ending December 31, 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

Below is comprehensive income of the Company reported in accordance with SFAS No. 130 (dollars in 000's):

                                                    For the Three
                                                    Months Ended

                                      March 31, 1998            March 31, 1997
                                      --------------            --------------

Net income as reported                   $1,136                     $ 1,052
Unrealized gains/(losses) on
  securities, net of tax effects .          461                        (646)
  Less:  Reclassification
    Adjustment for securities
     gains included in net effects
    income, net of tax                      146                          44
                                         ------                     -------
                                         $1,451                     $   450
                                         ======                     =======

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1998 (continued)




E)       Earnings Per Share Calculation

  The Company computes earnings per share in accordance with SFAS No. 128. This Statement supersedes APB No. 15 regarding the presentation of earnings per share ("EPS") on the face of the income statement. SFAS No. 128 replaced the presentation of Primary EPS with a Basic EPS calculation that excludes the dilutive effect of common stock equivalents. The Statement requires a dual presentation of Basic and Diluted EPS, which is computed similarly to Fully Diluted EPS pursuant to APB No. 15, for all entities with complex capital structures. This Statement was effective for fiscal years ending after December 15, 1997 and requires restatement of all prior period EPS data presented, including quarterly information. The Company's common stock equivalents consist primarily of dilutive outstanding stock options computed under the treasury stock method. Basic and Diluted EPS computations for the three months ended March 31, 1998 and 1997 are as follows:

                                                            1998                          1997
                                                            ----                          ----

                                               (Dollars in thousands, except share and per share amounts)
Basic earnings per share computation:
  Numerator:
       Net income .....................                  $    1,136                      $    1,052
  Denominator:
       Average shares outstanding .....                   3,586,000                       3,788,000
   Basic earnings per share ...........                         .32                             .28

Diluted earnings per share computation:
   Numerator:
       Net income .....................                       1,136                           1,052
   Denominator:
       Average shares outstanding .....                   3,586,000                       3,788,000
       Dilutive stock options .........                     266,000                         226,000
                                                         ----------                      ----------
   Average diluted shares outstanding .                   3,852,000                       4,014,000
                                                         ----------                      ----------
Diluted earnings per share ............                         .30                             .26

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS




GENERAL

The Company's results of operations depend primarily on its net interest income after provision for possible loan losses, its revenue from other banking services and non-interest expenses. The Company's net interest income depends upon the net interest rate spread between the yield on the Company's loan and investment portfolios and the cost of funds, consisting primarily of interest expense on deposits and Federal Home Loan Bank advances. The interest rate spread is affected by the match between the maturities or repricing intervals of the Company's assets and liabilities, the mix and composition of interest sensitive assets and liabilities, economic factors influencing general interest rates, loan demand and savings flows, as well as the effect of competition for deposits and loans. The Company's net interest income is also affected by the performance of its loan portfolio, amortization or accretion of premiums or discounts on purchased loans and mortgage - backed securities, and the level of non-earning assets. Revenues from loan fees and other banking services depend upon the volume of new transactions and the market level of prices for competitive products and services. Non-interest expenses depend upon the efficiency of the Company's internal operations and general market and economic conditions.

NET INTEREST INCOME

Net interest income is affected by the mix and volume of assets and liabilities, the movement and level of interest rates, and interest spread, which is the difference between the average yield received on earning assets and the average rate paid on deposits and borrowings. The Company's net interest rate spread was 3.06% for the quarter ended March 31, 1998 and 3.36% for the quarter ended March 31, 1997. The first quarter results of 1998 includes approximately $250,000 of accelerated premium amortization related to purchased loan portfolios which had unusually high customer prepayment activity during the three months ended March 31, 1998. This reflects the lower long term interest rates which have existed through the latter portion of 1997 and through the first quarter of 1998 which has caused generally lower yields on newly originated or purchased loans and investment securities. Excluding these yield adjustments, the resulting net interest rate spread would have been approximately 3.26%.

The level of nonaccrual (impaired) loans and other real estate owned also has an impact on net interest income. At March 31, 1998, the Company had $475,000 in nonaccrual loans, and $265,000 in other real estate owned, compared to $622,000 in nonaccrual loans and $265,000 in other real estate owned as of December 31, 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The table below presents the components of interest income and expense for the major categories of assets and liabilities for the periods indicated.

                                                 Three Months Ended
                                                      March 31
                                                 1998        1997
                                                ------      ------
Interest and dividend income:
 Interest and fees on loans ............       $6,508       $6,039
 Interest on mortgage-backed investments        2,098        2,230
 Interest on bonds and obligations .....          594          393
 Dividend income .......................          150          147
 Interest on short-term investments ....           32            8
                                               ------       ------
  Total interest and dividend income ...       $9,382        9,382
                                               ------       ------

Interest expense:
 Interest on deposits ..................        2,841        2,680
 Interest on short-term borrowings .....          604          817
 Interest on long-term debt ............        1,902        1,267
                                               ------       ------
  Total interest expense ...............        5,347        4,764
                                               ------       ------
Net interest income ....................       $4,035       $4,053
                                               ======       ======

A breakdown of the components of the Company's net interest-rate spread is as follows:


                                                 Three Months Ended
                                                      March 31
                                                 1998        1997
                                                ------      ------
Weighted average yield earned on:
   Loans ................................       7.81%       8.10%
   Mortgage-backed investments ..........       6.63        6.88
   Bonds and obligations ................       6.98        7.32
   Marketable and other equity securities       4.68        4.92
   Short-term investments ...............       5.69        2.55

Weighted average yield earned on
   interest-earning assets ..............       7.37        7.62

Weighted average rate paid on:
   NOW and non-interest NOW deposits ....        .81         .86
     Savings deposits ...................       2.24        2.29
     Time deposits ......................       5.60        5.66
     Total deposits .....................       3.49        3.58
     Short-term borrowings ..............       5.48        5.38
     Long-term debt .....................       6.01        5.84

   Weighted average rate paid on
   interest-bearing liabilities .........       4.31        4.26

Net interest-rate spread ................       3.06        3.36%

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

                                           Three Months Ended March 31
                                       -------------------------------------
                                                 1998   vs.   1997
                                                Increase (decrease)
                                       -------------------------------------
                                                     Due to
                                       -------------------------------------
                                        Volume           Rate        Total
                                       -------------------------------------
                                                  (In thousands)
Interest and dividend income:

  Loans .........................       $ 1,688        $(1,219)       $ 469
  Mortgage-backed investments ...           (53)           (79)        (132)
  Bonds and obligations .........           321           (120)         201
  Equity securities .............            36            (33)           3
  Short-term investments ........             9             15           24
                                        -------        -------        -----

      Total interest and dividend
       income ...................         2,001         (1,436)         565
                                        -------        -------        -----
Interest expense:
  NOW deposits ..................            59            (41)          18
  Savings deposits ..............            37            (42)          (5)
  Time deposits .................           286           (138)         148
  Short-term borrowings .........          (319)           106         (213)
  Long-term debt ................           596             39          635
                                        -------        -------        -----

      Total interest expense ....           659             77          583
                                        -------        -------        -----

Net interest income .............       $ 1,342         (1,359)       $ (18)
                                        =======        =======        =====

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

GENERAL. Net income for the quarter ended March 31, 1998 was $1,136,000 or $.30 per diluted share compared to a net income of $1,052,000 or $.26 per diluted share in the corresponding period of 1997, a net increase of $84,000 or 8.0%. The overall improvement in net income was mainly attributable to increases in customer service fees and gains on sales of securities.

INTEREST AND DIVIDEND INCOME. Interest and dividend income increased $565,000 or 6.4% during the three month period ended March 31, 1998 as compared to the same period in 1997. The increase was attributable to increases in earning assets, particularly loans, offset in part by reductions in the yield earned on those assets. The balance of average earning assets for the three month period ended March 31, 1998 was approximately $509,084,000 as compared to $462,640,000 for the same period in 1997, an overall increase of $46,444,000 or 10.0%. The increase in earning assets was generally due to increases in average loan balances which were $333,375,000 for the three months ended March 31, 1998, as compared to $298,254,000 for the same period in 1997, an increase of $35,121,000 or 11.8%. This increase was generally caused by larger volumes of commercial loan originations in 1997 and into 1998 as well as higher residential loan balances which were the result of the steady volume of loan originations and purchases in this area throughout 1997 and into 1998. See "Liquidity and Capital Resources" and "Asset-Liability Management" for further discussion of the Company's investment strategies.

The average yield earned on loans decreased for the first quarter of 1998 as compared to 1997 primarily due to the effect of higher prepayments on higher yielding residential loans and lower rates earned on newer originations on purchases over the past six months. Additionally, loan yields were negatively affected by yield adjustments on loan pools which had been acquired at a premium purchase price, which were the result of unusually heavy prepayment activity on those pools associated with the favorable refinancing market. The yield on loans for the three-months ended March 31, 1998 was 7.81% as compared to 8.10% for the same period in 1997. Management estimates that excluding the unusual prepayment adjustments during the first quarter of 1998, the yield on loans would have been approximately 8.11% or $250,000 higher than reported. Given the current relatively low long term interest rates and relatively strong economy similar yield adjustments could occur in the future. Yields on loans were positively affected by growth in the Company's commercial loan portfolio which has grown to approximately $53,800,000 at March 31, 1998 from $38,400,000 at March 31, 1997, an increase of $15,400,000 or 40%. Commercial loans typically carry a higher yield than residential mortgages.

Average balances of mortgage-backed investments and investment securities were $126,587,000 and $34,051,000, respectively, for the three months ended March 31, 1998 as compared to $129,699,000 and $21,486,000, respectively, for the corresponding period in 1997. These balances, when combined increased by approximately $9,453,000 or 6.3%. The yield on mortgage-backed investments and investment securities decreased to 6.63% and 6.98%, respectively, in the first quarter of 1998 as compared to 6.88% and 7.32%, respectively, in the same period in 1997. The declines in these yields reflects the lower interest rate environment for investment opportunities since mid-1997 as well as the effects of increased prepayments on the Company's higher yielding securities in the mortgage-backed investment portfolio, the proceeds of which were invested at lower rates.

INTEREST EXPENSE. Interest expense for the quarter ended March 31, 1998 increased $583,000 or 12.2% compared to the same period in 1997, generally due to increases in deposit balances, which was partially offset by decreases in the average rates paid on deposits. The blended weighted average rate paid on deposits and borrowed funds was 4.31% for the three months ended March 31, 1998 as compared to 4.26% for the same period in 1997. The weighted average rates paid on deposits was 3.49% for the quarter ended March 31, 1998 as compared to 3.58% for the same period in 1997. The overall cost of deposits has declined in the first quarter of 1998 as compared to the same period in 1997, generally due to the continued success of promotional efforts to attract core deposits (NOW accounts, demand deposits, savings and money markets), which typically have a lower cost of funds than time deposits and borrowings, as well as due to overall declines in the cost of funds related to time deposits. The average balance of core and time deposits rose to $172,722,000 and $152,886,000, respectively, for the first quarter of 1998 as compared to $158,968,000 and $140,755,000, respectively, for the corresponding period in 1997, increases of 8.7% and 8.6%, respectively. Additionally, the weighted average rate paid on time deposits declined to 5.60% for the first quarter of 1998, as compared to 5.66% in 1997. This change reflects the re-financing of various certificates as they have matured at lower rates than they had been paying in previous periods and, to a lesser extent, the result of the generally declining rate environment which has existed over the past year. The Company will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings. The average balances of borrowed funds increased overall, during the first quarter of 1998 as compared to 1997, to $170,636,000 from $147,618,000, an increase of 15.6%. This increase generally relates to the funding of certain loan portfolio purchases in the fourth quarter of 1997 and the first quarter of 1998. The overall weighted average rates paid on borrowed funds increased to approximately 5.87% for the quarter ended March 31, 1998 from 5.65% in 1997. This increase was generally due to economic rate increases in March 1997 as well as a result of management's decision to extend approximately $28 million in borrowings from short term to long term (generally refinanced out 3 and 4 years) at the end of the first and into the second quarter of 1997 to provide further protection against potential interest rate increases. The Company will continue to evaluate the use of borrowing as an alternative funding source for asset growth in future periods. See "Asset-Liability Management" for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds.

NON-INTEREST INCOME. Total non-interest income increased $355,000 or 31.2% in the first quarter of 1998 in comparison to the same period in 1997. Customer service fees, which were $861,000 for the quarter ended March 31, 1998 as compared to $680,000 for 1997, for an increase of $181,000 or 26.6%, rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios. Loan servicing fees and gains on sales of mortgage loans were $115,000 and $68,000, respectively, for the first quarter of 1998 as compared to $143,000 and $81,000, respectively, for the same period in 1997, a combined decrease of $41,000 or 18.3%. This generally is reflective of timing in the amortization of previously capitalized servicing rights, lower balances of loans serviced for others, and also due to fewer loans being sold to date in 1998. The average balances of loans serviced for others declined to $202,145,000 for the first quarter of 1998 as compared to $234,358,000 in the corresponding period in 1997, a decline of 13.7%. Generally declining trends in servicing income are expected to continue due to the Company's strategic change of selling wholesale mortgage production on a servicing released basis and also due to accounting changes for loans sold with servicing retained prescribed by FASB No. 122-"Accounting for Mortgage Servicing Rights" and FASB No. 125-"Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". Gains on sales of securities were $365,000 for the first quarter of 1998 as compared to $110,000 for 1997 for an increase of $255,000 or 231.8%. These gains are reflective of a consistently strong market for equity securities. Gains on sales of other real estate owned declined in the first quarter of 1998 as compared to the same period in 1997 as gains were $16,000 in 1997 due to better than expected sale prices on a property sold during the quarter while there were no sales of other real estate owned during the comparable quarter in 1998.

NON-INTEREST EXPENSES. Non-interest expenses for the quarter ended March 31, 1998 increased $314,000 or 9.5% compared to the same period in 1997. Salaries and employee benefits increased 8.2% or $133,000 primarily due to increases in health insurance costs and staffing levels in the Company's business banking and retail areas, including the Bank's new supermarket branch in Cohasset which opened during the third quarter of 1997. These increases correspond with the Company's strategic focuses of increasing commercial loans and attracting core deposits. Occupancy expenses increased $96,000 or 16.6% primarily due to increased capital and operating expenditures related to the Cohasset branch, and to the general inflationary and capital expenditure increases, particularly in technology. Other non-interest expenses also increased $85,000 or 7.8% for the quarter ended March 31, 1998 in comparison to the same period in 1997, generally due to increased costs associated with statement rendering and item processing as well as other operating costs associated with servicing an expanded retail customer base.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses was $190,000 for the quarter ended March 31, 1998 as compared to $158,000 for the same period in 1997. This increase of $32,000 primarily reflects management's estimate of general increased risk associated with increases in the Company's commercial loan portfolios over the past year, considering the increased risk associated with these loans as compared to residential real estate.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate for the quarter ended March 31, 1998 was 34.5% compared to 39.6% for the quarter ended March 31, 1997. The lower effective tax rate in comparison to statutory rates for both periods is reflective of the levels of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates. Additionally, the overall effective tax rate is influenced by the proportion of income generated by non-bank subsidiaries. In 1998 more income was generated through non-bank subsidiaries as compared to the first quarter of 1997.

ASSET/LIABILITY MANAGEMENT

The objective of asset/liability management is to ensure that liquidity, capital and market risk are prudently managed. Asset/liability management is governed by policies reviewed and approved annually by the Company's Board of Directors (Board). The Board delegates responsibility for asset/liability management to the corporate Asset/Liability Management Committee (ALCO). ALCO sets strategic directives that guide the day-to-day asset/liability management activities of the Company. ALCO also reviews and approves all major funding, capital and market risk-management programs. ALCO is comprised of members of management and executive management of the Company and the Bank.

Interest rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term time horizons. The primary objective of interest rate risk management is to control this risk within limits approved by the Board and by ALCO. These limits and guidelines reflect the Company's tolerance for interest rate risk. The Company's attempts to control interest rate risk by identifying potential exposures and developing tactical plans to address such potential exposures. The Company quantifies its interest rate risk exposures using sophisticated simulation and valuation models, as well as a more simple gap analysis. The Company manages its interest rate exposures by generally using on-balance sheet strategies, which is most easily accomplished through the management of the durations and rate sensitivities of the Company's investments, including mortgage-backed securities portfolios, and by extending or shortening maturities of borrowed funds. Additionally, pricing strategies, asset sales and, in some cases, hedge strategies are also considered in the evaluation and management of interest rate risk exposures.

The Company uses simulation analysis to measure the exposure of net interest income to changes in interest rates over a 1 to 5 year time horizon. Simulation analysis involves projecting future interest income and expense from the Company's assets, liabilities, and off-balance sheet positions under various interest rate scenarios.

The Company's limits on interest rate risk specify that if interest rates were to ramp up or down 200 basis points over a 12 month period, estimated net interest income for the next 12 months should decline by less than 10%. The following table reflects the Company's estimated exposure, as a percentage of estimated net interest income for the next 12 months, which does not materially differ from the impact on net income, on the above basis:

Rate Change                                 Estimated Exposure as a
(Basis Points)                              % of Net Interest Income

     +200                                            3.50%
     -200                                           (2.70%)

The Company uses valuation analysis to provide insight into the exposure of earnings and equity to changes in interest rates based on the balance sheet position of the Company at a set point in time without regard to potential future strategic changes. Valuation analysis involves projecting future cash flows from the Company's assets, liabilities and off-balance sheet positions and then discounting such cash flows at appropriate interest rates. The Company's economic value of equity is the estimated net present value of its assets, liabilities and off-balance sheet positions.

The Company's limits on interest rate risk specify that if interest rates were to shift immediately up or down 200 basis points, the estimated economic value of equity should decline by less than 25%. The following table reflects the Company's estimated exposure as a percentage of estimated economic value of equity assuming an immediate shift in interest rates:

Rate Change                                 Estimated Exposure as a
(Basis Points)                              % of Economic Value

       +200                                          (5.7%)
       -200                                          (16.7%)

Interest rate gap analysis provides a static view of the maturity and repricing characteristics of the on-balance sheet and off-balance sheet positions. The interest rate gap analysis is prepared by scheduling all assets, liabilities and off-balance sheet positions according to scheduled repricing or maturity. Interest rate gap analysis can be viewed as a short-hand complement to simulation and valuation analysis.

The Company's limits on interest rate risk specify that rate sensitive assets be maintained at at least 40% of rate sensitive liabilities at the cumulative 1-year gap, as presented on a basis consistent with methods prescribed by generally accepted accounting principles. As of March 31, 1998, the Company was liability sensitive with rate sensitive assets at 57% of rate sensitive liabilities at the 1-year gap.

The Company's policy is to match, as well as possible, the interest rate sensitivities of its assets and liabilities. Residential mortgage loans, which the Company currently originates or purchases for the Company's own portfolio, are primarily 1-year and 3-year adjustable rate mortgages. Fixed rate residential mortgage loans originated by the Company are primarily sold in the secondary market, although in each year since 1989 the Company has originated or purchased approximately $30,000,000 primarily in shorter-term fixed rate mortgage loans (generally 10-years to 15-years) to be held in portfolio in order to provide a hedge against the Company's asset sensitivity.

The Company also emphasizes loans with terms to maturity or repricing of 3 years or less, such as certain adjustable rate residential mortgage loans, commercial mortgages, business loans, residential construction loans, second mortgages and home equity loans.

Management desires to expand its interest earning asset base in future periods primarily through growth in the Company's loan portfolio. Loans comprised approximately 65.5% of the average interest earning assets for the first quarter of 1998. In the future, the Company intends to be competitive in the residential mortgage market but plans to place greater emphasis on consumer and commercial loans. The Company also has been, and expects to remain, active in pursuing wholesale opportunities to purchase loans. During the first quarter of 1998 and 1997, the Company acquired approximately $26,000,000 and $7,700,000, respectively, of residential first mortgages.

The Company has also used mortgage-backed investments (typically with weighted average lives of 5 to 7 years) as a vehicle for fixed and adjustable rate investment and as an overall asset/liability tool. These securities have been highly liquid given current levels of prepayments in the underlying mortgage pools and, as a result, have provided the Company with greater reinvestment flexibility.

The level of the Company's liquid assets and the mix of its investments may vary, depending upon management's judgment as to market trends, the quality of specific investment opportunities and the relative attractiveness of their maturities and yields. Management has been aggressively promoting the Company's core deposit products since the first quarter of 1995, particularly checking and NOW accounts. The success of this program has favorably impacted the overall deposit growth to date, despite interest rate and general market pressures, and has helped the Company to increase its customer base.

However, given the strong performance of money market mutual funds and the equity markets in general, the Company and many of its peers have begun to see lower levels of growth in time deposits as compared to prior years as customers reflect their desire to increase their returns on investment. This pressure has been exacerbated currently by the historically low long-term economic interest rates. Management believes that the markets for future time deposit growth, particularly with terms in excess of 2 years, will remain highly competitive. Management will continue to evaluate future funding strategies and alternatives accordingly as well as continuing to focus its efforts on attracting core, retail deposit relationships.

The Company is also a voluntary member of the Federal Home Loan Bank ("FHLB") of Boston. This borrowing capacity assists the Company in managing its asset/liability growth because, at times, the Company considers it more advantageous to borrow money from the FHLB of Boston than to raise money through non-core deposits (i.e., certificates of deposit). Borrowed funds totaled $176,260,000 at March 31, 1998 compared to $165,910,000 at December 31,1997.
These borrowings are primarily comprised of FHLB of Boston advances and have primarily funded residential loan originations and purchases as well as mortgage-backed investments and investment securities.

The following table sets forth maturity and repricing information relating to interest sensitive assets and liabilities at March 31, 1998. The balance of such accounts has been allocated among the various periods based upon the terms and repricing intervals of the particular assets and liabilities. For example, fixed rate mortgage loans and mortgage-backed securities, regardless of held in portfolio or available for sale classification, are shown in the table in the time periods corresponding to projected principal amortization computed based on their respective weighted average maturities and weighted average rates using prepayment data available from the secondary mortgage market.

Adjustable rate loans and securities are allocated to the period in which the rates would be next adjusted. The following table does not reflect partial or full prepayment of certain types of loans and investment securities prior to scheduled contractual maturity. Since regular passbook savings and NOW accounts are subject to immediate withdrawal, such accounts have been included in the "Other Savings Accounts" category and are assumed to mature within 6 months. This table does not include non-interest bearing deposits.

While this table presents a cumulative negative gap position in the 6 month to 5 year horizon, the Company considers its earning assets to be more sensitive to interest rate movements than its liabilities. In general, assets are tied to increases that are immediately impacted by interest rate movements while deposit rates are generally driven by market area and demand which tend to be less sensitive to general interest rate changes. In addition, other savings accounts and money market accounts are substantially stable core deposits, although subject to rate changes. A substantial core balance in these type of accounts is anticipated to be maintained over time.

                                                                                At March 31, 1998
                                                                           Repricing/Maturity Interval
                                                      (1)         (2)          (3)         (4)        (5)          (6)
                                                                                                                   Over
                                                    0-6 Mos.   6-12 Mos.     1-2 Yrs.    2-3 Yrs.    3-5 Yrs.     5 Yrs.    Total
                                                   ---------   ---------    ---------    --------    --------    -------   --------

                                                                              (Dollars in thousands)
Assets subject to interest rate adjustment:
  Short-term investments .......................   $     181   $    --      $    --      $   --      $   --      $  --     $    181
  Bonds and obligations ........................       7,676       5,178        6,996       1,063       4,014     10,827     35,754
  Mortgage-backed investments ..................      28,536      24,010       12,205      10,718      17,620     35,541    128,630
  Mortgage loans subject to
   rate review .................................      34,368      18,430       20,565      31,681      18,315       --      123,359
  Fixed-rate mortgage loans ....................      35,076      48,980       58,314      28,115      23,655      7,430    201,570
  Commercial and other loans ...................       8,064       3,516        2,730       2,081       2,530       --       18,921
                                                   ---------   ---------    ---------    --------    --------    -------   --------
      Total ....................................   $ 113,901   $ 100,114    $ 100,810    $ 73,658    $ 66,134    $53,798   $508,415
                                                   ---------   ---------    ---------    --------    --------    -------   --------

Liabilities subject to interest rate adjustment:
  Money market deposit accounts ................      15,457        --           --          --          --         --       15,547
  Savings deposits - term
   certificates ................................      62,393      50,784       23,479      11,730       4,830       --      153,216
  Other savings accounts .......................     128,304        --           --          --          --         --      128,304
  Borrowed funds ...............................      86,760      35,000       28,000      18,000       8,000        500    176,260
                                                   ---------   ---------    ---------    --------    --------    -------   --------
Total ..........................................     292,914      85,784       51,479      29,730      12,830        500    473,237
                                                   ---------   ---------    ---------    --------    --------    -------   --------
Excess (deficiency) of rate-
 sensitive assets over rate-
 sensitive liabilities .........................   $(179,013)  $  14,330    $  49,331    $ 43,928    $ 53,304    $53,298   $ 35,178
                                                   ---------   ---------    ---------    --------    --------    -------   --------
 Cumulative excess (deficiency)
 of rate-sensitive assets over
 rate sensitive liabilities ....................   $(179,013)  $(164,683)   $(115,352)   $(71,424)   $(18,120)   $35,178
                                                   =========   =========    =========    ========    ========    =======

Rate-sensitive assets as a
 percent of rate-sensitive
 liabilities (1) ...............................        38.9%       56.5%       73.2%        84.5%      96.2%     107.4%



(1) Cumulative as to the amounts previously repriced or matured. Assets held for sale are reflected in the period in which sales are expected to take place. Securities classified as available for sale are shown at repricing/maturity intervals as if they are to be held to maturity as there is no definitive plan of disposition. They are also shown at amortized cost.

Liquidity and Capital Resources

Payments and prepayments on the Company's loan and mortgage-backed investment portfolios, sales of fixed rate residential loans, increases in deposits, borrowed funds and maturities of various investments comprise the Company's primary sources of liquidity. The Company is also a voluntary member of the FHLB of Boston and, as such, is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to outside sources. Qualified collateral generally consists of residential first mortgage loans, securities issued, insured or guaranteed by the U.S. Government or its agencies, and funds on deposit at the FHLB of Boston. Short-term advances may be used for any sound business purpose, while long-term advances may be used only for the purpose of providing funds to finance housing. At March 31, 1998, the Company had approximately $70,000,000 in unused borrowing capacity that is contingent upon the purchase of additional FHLB of Boston stock. Use of this borrowing capacity is also impacted by capital adequacy considerations.

The Company's short-term borrowing position consists primarily of FHLB of Boston advances with original maturities of approximately 1 to 3 months. The Company utilizes borrowed funds as a primary vehicle to manage interest rate risk, due to the ability to easily extend or shorten maturities as needed. This enables the Company to adjust its cash needs to the increased prepayment activity in its loan and mortgage-backed investment portfolios, as well as to quickly extend maturities when the need to further balance the Company's GAP position arises.

The Company regularly monitors its asset quality to determine the level of its loan loss reserves through periodic credit reviews by members of the Company's Management Credit Committee. The Management Credit Committee, which reports to the Executive Committee of the Company's Board of Directors, also works on the collection of non-accrual loans and disposition of real estate acquired by foreclosure. The allowance for possible loan losses is determined by the Management Credit Committee after consideration of several key factors including, without limitation: potential risk in the current portfolio, levels and types of non-performing assets and delinquency, and the expectations for the future state of the regional economy and the potential impact that it may have on loan collateral and future delinquencies. Workout approach and financial condition of borrowers are also key considerations to the evaluation of non-performing loans.

Non-performing assets were $795,000 at March 31, 1998, compared to $978,000 at December 31, 1997, a decrease of $183,000 or 18.7%. The Company's ratio of delinquent loans to total loans was .24% at March 31, 1998, as compared to .42% at December 31, 1997. Management believes that overall trends in delinquencies and non-performing assets will continue to be favorable in 1998.

During the first quarter of 1998, the Company maintained a general reserve for other real estate owned, in light of the level of foreclosures, softness of the local real estate market (particularly commercial) and costs associated with selling properties. No provisions were made for possible losses on other real estate owned in the first quarters of 1998 or 1997. The balance of the general other real estate owned reserves at March 31, 1998 was approximately $60,000.

There continues to be uncertainties regarding future events, particularly in both the New England real estate market and the general economy. These events could result in additional charge-offs, write-offs, changes in the level of the allowance for loan or OREO losses and/or in the level of loans on non-accrual or in foreclosure.

At March 31, 1998, the Company had outstanding commitments to originate and sell residential mortgage loans in the secondary market amounting to $4,263,000 and $5,092,000, respectively. The Company also has outstanding commitments to grant advances under existing home equity lines of credit amounting to $16,602,000. Unadvanced commitments under outstanding commercial and construction loans totaled $8,506,000 as of March 31, 1998. The Company believes it has adequate sources of liquidity to fund these commitments.

The Company's total stockholders' equity was $34,584,000 or 6.3% of total assets at March 31, 1998, compared with $36,321,000 or 6.8% of total assets at December 31, 1997. The decrease in total stockholders' equity of approximately $1,737,000 or 4.8% primarily resulted from dividends paid and the effect of the Company's stock repurchase program, offset in part by earnings of the Company and increases in the market value of its portfolio of available for sale securities, net of applicable taxes. In accordance with current guidelines, the net unrealized gain on available for sale securities has not been included in regulatory capital calculations.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a "well-capitalized" classification. At March 31, 1998, the Company's Tier 1 leverage capital ratio was approximately 5.46%. In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% (6.00% for "well-capitalized") and a minimum ratio of total capital to risk-weighted assets of 8.00% (10.00% for "well-capitalized"). At March 31, 1998, the Company's Tier 1 and total risk-based capital ratios were approximately 10.97% and 11.87%, respectively. The Company is categorized as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.). The Bank is also categorized as "well-capitalized" as of March 31, 1998.

Impact of the Year 2000

The year 2000 problem, which is common to most companies, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. The Company has completed an assessment of the majority of its systems to identify the systems that could be affected by the year 2000 issue and has developed an implementation plan to address this issue. The Company's various systems generally operate on software which is provided and maintained by outside vendors, many of which are larger, well-established companies that are well-known and established in the banking industry. At this time, the Company does not anticipate incurring significant costs related to the year 2000 problem as currently the Company is highly reliant on the efforts of these outside vendors. The Company does, however, anticipate an increase in the amount of time management and staff will devote to closely monitor the progress of these vendors, testing applications and developing operating contingency plans. To the extent that costs are incurred related to the year 2000 problem, they will be expensed. The Company currently believes it will be able to modify or replace its affected systems in time to minimize any detrimental effects on operations. While it is not possible, at present, to give an accurate estimate of the cost of this work, the Company does not expect that such costs will be material to the Company's results of operations in one or more fiscal quarters or years or have a material adverse impact on the long-term results of operations, liquidity or consolidated financial position of the Company. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

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

Proposed Accounting Pronouncements

Segment Information

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about segments in annual and interim financial statements. SFAS No. 131 introduces a new model for segment reporting, called the "management approach."

The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure - any manner in which management disaggregates a company. This statement is effective and will be adopted for the Company's financial statements for the fiscal year ending December 31, 1998 and requires the restatement of previously reported segment information for all periods presented.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item 3 is included in Item 2 of Part I of this Form 10-Q, entitled "Management's Discussion and Analysis."

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

During the quarter ended March 31, 1998 there were no new legal proceedings and no material developments to items reported in Part I, Item 3 of the Company's Annual Report for the year ended December 31, 1997 on Form 10-K filed with the Securities and Exchange Commission on March 25, 1998.

Item 2.  Changes in Securities.

         (a) Not applicable.
         (b) Not applicable.
         (c) Not applicable.
         (d) Not applicable.


Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

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

                           (c) Amendment No. 2 to Amended and Restated Special Termination Agreement, dated as of April 16, 1998, by and among the Company, the Bank and Mario A. Berlinghieri.

                  *10.5 Abington Bancorp, Inc. Incentive and Nonqualified Stock Option Plan, as amended and restated to reflect holding company formation, incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K, filed on March 31, 1997.

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

                           (b) Amendment to Lease dated December 31, 1997, incorporated by reference to the Company's Annual Report for the year ended December 31, 1997 on Form 10-K filed on March 25, 1998.

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

                  *10.11 (a) Special Termination Agreement dated as of July 1, 1997 among the Company, the Bank and Robert M. Lallo, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

                           (b) Amendment No. 1 to Special Termination Agreement, dated April 16, 1998, by and among the Company, the Bank and Robert M. Lallo.

                  *10.12 Merger Severance Benefit Program dated as of August 28, 1997, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the third quarter of 1997, filed on November 15, 1997.

                  *10.13 Supplemental Executive Retirement Agreement between the Bank and James P. McDonough dated as of March 26, 1998.

                  11.1 A statement regarding the computation of earnings per share is included in Item 1 (Note E to Notes to Unaudited Consolidated Financial Statements) of this Report.

                  27.1     Financial Data Schedule, March 31, 1998.


                           (b) Reports on Form 8-K.

                                    The Company filed no reports on Form 8-K during the first quarter of 1998.


---------------
* Management Compensatory Plan

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ABINGTON BANCORP, INC.
                                    -----------------------
                                           (Company)



Date:    May 8, 1998                By  /S/James P. McDonough
                                      -----------------------
                                      James P. McDonough
                                      President and Chief
                                      Executive Officer



Date:    May 8, 1998                By  /S/Robert M. Lallo
                                      ---------------------
                                      Robert M. Lallo
                                      Treasurer
                                      (Principal Financial Officer)

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

                           (b) Amendment to Amended and Restated Special Termination Agreement, dated as of July 1, 1997 among the Company, the Bank and Mario A. Berlinghieri, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

                           (c) Amendment No. 2 to Amended and Restated Special Termination Agreement, dated as of April 16, 1998, by and among the Company, the Bank and Mario A. Berlinghieri.

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

                           (b) Amendment to Lease dated December 31, 1997, incorporated by reference to the Company's Annual Report for the year ended December 31, 1997 on Form 10-K filed on March 25, 1998.

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

                  *10.11 (a) Special Termination Agreement dated as of July 1, 1997 among the Company, the Bank and Robert M. Lallo, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

                           (b) Amendment No. 1 to Special Termination Agreement, dated as of April 16, 1998, by and among the Company, the Bank and Robert M. Lallo.

                  *10.12 Merger Severance Benefit Program dated as of August 28, 1997, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the third quarter of 1997, filed on November 15, 1997.

                  *10.13 Supplemental Executive Retirement Agreement between the Bank and James P. McDonough dated as of March 26, 1998.

                  11.1 A statement regarding the computation of earnings per share is included in Item 1 (Note E to Notes to Unaudited Consolidated Financial Statements) of this Report.

                  27.1     Financial Data Schedule, March 31, 1998.


------------------------------------------

*  Management Compensatory Plan