Form 10-Q
period 1998-06-30
ABINGTON BANCORP INC
filed 1998-08-10
CIK 812146

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                    ----------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES
              EXCHANGE ACT OF 1934 for Quarter Ended June 30, 1998

                    ----------------------------------------


                         Commission File Number 0-16018
                                                -------
                             ABINGTON BANCORP, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

   Massachusetts                                             04-3334127
---------------------                                 -------------------------
(State or Other Jurisdiction                         (I.R.S. Identification No.)
of Incorporation or Organization)

536 Washington Street, Abington, Massachusetts               02351
-----------------------------------------------           ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code         (617) 982-3200
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

Yes   X    No
    ----      ----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 3,502,100 shares as of August 5, 1998.

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

                             ABINGTON BANCORP, INC.
                                  FORM 10-Q
                                  ---------

                                    INDEX
                                    -----

                                                                                              Page
                                                                                              ----

Part I          Financial Information

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of June 30, 1998
                  (Unaudited) and December 31, 1997........................................    4

                  Consolidated Statements of Operations (Unaudited) for the
                  Three and Six Months Ended June 30, 1998 and 1997........................    5

                  Consolidated Statements of Changes in Stockholders'
                  Equity (Unaudited) for the Six Months Ended
                  June 30, 1998 and 1997...................................................    6

                  Consolidated Statements of Cash Flows (Unaudited)
                  for the Six Months Ended June 30, 1998 and 1997..........................    7

                  Notes to Unaudited Consolidated Financial Statements.....................    9

Item 2.  Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations............................   15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........................   33

Part II         Other Information

Item 1.           Legal Proceedings .......................................................   34

Item 2.           Change in Securities ....................................................   34

Item 3.           Defaults upon Senior Securities..........................................   34

Item 4.           Submission of Matters to a Vote of Security Holders......................   34

Item 5.           Other Information........................................................   34

Item 6.           Exhibits and Reports on Form 8-K.........................................   34

Signature Page.............................................................................   39

Index to  Exhibits.........................................................................   40

                             ABINGTON BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                    (Unaudited)
                                                                       June 30,                 December 31,
                                                                        1998                        1997
                                                                        ----                        ----
                                                                                 (In Thousands)

         ASSETS

         Cash and due from banks.....................                 $   13,599                $   13,312
         Short-term investments......................                        215                       163
                                                                         -------                    ------

           Total cash and cash equivalents...........                     13,814                    13,475
                                                                         -------                    ------

         Loans held for sale.........................                      1,065                     1,332
         Securities:
           Mortgage-backed investments - held for
             investment - market value of $64,129
             in 1997.................................                          -                    64,021
           Securities available for sale - at
             market value............................                    162,512                   101,031
         Loans.......................................                    344,049                   331,740
           Less:
             Allowance for possible loan losses......                     (2,652)                   (2,280)
                                                                        ---------                 ---------
             Loans, net..............................                    341,397                   329,460
                                                                         -------                   -------
         Federal Home Loan Bank stock................                      9,205                     8,151
         Banking premises and equipment, net.........                      7,540                     6,294
         Other real estate owned, net................                          -                       265
         Intangible assets...........................                      3,073                     3,284
         Other assets................................                      7,602                     4,673
                                                                        --------                 ---------
                                                                      $  546,208                 $ 531,986
                                                                        --------                 ---------
                                                                        --------                 ---------
         LIABILITIES AND STOCKHOLDERS' EQUITY

         Deposits....................................                 $  345,838                 $ 324,934
         Short-term borrowings.......................                     28,228                    55,910
         Long-term debt..............................                    120,500                   110,000
         Accrued taxes and expenses..................                      3,209                     3,337
         Other liabilities...........................                      1,698                     1,484
                                                                        --------                  --------
             Total liabilities.......................                    499,473                   495,665
                                                                        --------                  --------

         Guaranteed preferred beneficial interest in the Company's
           junior subordinated debentures, net...............             11,956                         -

         Commitments and contingencies
         Stockholders' equity:
           Serial preferred stock, $.10 par value,
             3,000,000 shares authorized; none issued.                        -                          -
           Common stock, $.10 par value 12,000,000
             shares authorized; 4,755,000 and 4,676,000
             shares issued in 1998 and 1997, respectively                    476                       468
           Additional paid-in capital................                     21,467                    21,094
           Retained earnings.........................                     21,437                    19,858
                                                                        --------                   -------
                                                                          43,380                    41,420
           Treasury stock - 1,223,000 and 1,039,000 shares
           for 1998 and 1997, respectively, at cost..                     (9,629)                   (5,931)
           Unearned compensation - ESOP..............                       (190)                     (231)
           Other accumulated comprehensive income -
           Net unrealized gain on available for

             sale securities, net of taxes...........                      1,218                     1,063
                                                                        --------                 ---------
             Total stockholders' equity..............                     34,779                    36,321
                                                                        --------                 ---------
                                                                      $  546,208                 $ 531,986
                                                                        --------                 ---------
                                                                        --------                 ---------

         See accompanying notes to unaudited consolidated financial statements.

                             ABINGTON BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                   (Unaudited)

                                                                  Three Months Ended             Six Months Ended
                                                                        June 30                        June 30
                                                                        -------                        -------
                                                                  1998           1997            1998          1997
                                                                  ----           ----            ----          ----
                                                                           (In thousands, except per share data)

Interest and dividend income:

  Interest and fees on loans..................................   $ 6,673         $6132        $   13,181     $ 12,171
  Interest on mortgage-backed investments.....................     1,901         2,324             3,999        4,554
  Interest on bonds and obligations...........................       707           412             1,301          805
  Dividend income.............................................       154           145               304          292
  Interest on short-term investments..........................        47            15                79           23
                                                                  ------          ----            ------      -------
    Total interest and dividend income........................     9,482         9,028            18,864       17,845
                                                                  ------         -----           -------       ------
Interest expense:
 Interest on deposits.........................................     2,930         2,714             5,771        5,394
 Interest on short-term borrowings............................       587           636             1,191        1,453
 Interest on long-term debt...................................     1,954         1,657             3,856        2,924
                                                                  ------         -----           -------        -----

    Total interest expense....................................     5,471         5,007            10,818        9,771
                                                                  ------         -----           -------        -----

Net interest income...........................................     4,011         4,021             8,046        8,074
Provision for possible loan losses............................       190           157               380          315
                                                                  ------         -----            ------       ------
Net interest income, after provision for
  Possible loan losses........................................     3,821         3,864             7,666        7,759
                                                                  ------         -----           -------        -----
Non-interest income:..........................................
  Loan servicing fees.........................................       124           119               239          262
  Other customer service fees.................................       922           791             1,783        1,471
  Gain on sales of securities, net............................       657           108             1,022          218
  Gain on sales of mortgage loans, net........................       146            40               214          121
  Gain on sales and write-down of

  other real estate owned,  net...............................        43            78               43            94
Other.........................................................        70            65              154           172
                                                                  ------         -----            ------       ------
    Total non-interest income.................................     1,962         1,201             3,455        2,338
                                                                  ------         -----            ------       ------
Non-interest expense:
  Salaries and employee benefits..............................     1,910         1,577             3,663        3,197
  Occupancy and equipment expenses............................       636           604             1,312        1,184
  Trust preferred securities expense (Note F).................        66             -                66            -
  Other non-interest expense..................................     1,367         1,105             2,543        2,196
                                                                  ------         -----            ------        -----
    Total non-interest expense................................     3,979         3,286             7,584        6,577
                                                                  ------         -----            ------        -----
Income before provision for income
         taxes................................................     1,804         1,779             3,537        3,520
Provision for income taxes....................................       650           683             1,247        1,372
                                                                  ------         -----            ------        -----
    Net income ...............................................  $  1,154        $1,096          $  2,290     $  2,148
                                                                  ------         -----            ------        -----
                                                                  ------         -----            ------        -----
Earnings per share
   Basic -

       Net income per share................................     $    .32        $  .29          $    .64     $    .57
                                                                  ------         -----            ------        -----
                                                                  ------         -----            ------        -----
       Weighted average common shares.. ....................   3,560,000     3,738,000         3,573,000    3,764,000
                                                               ---------     ---------         ---------    ---------
                                                               ---------     ---------         ---------    ---------

Diluted -

   Net income per share.......................................   $   .30        $  .28       $      . 60    $    .54
                                                                  ------         -----            ------        -----
                                                                  ------         -----            ------        -----
Weighted average common and common share and
  share  equivalents                                           3,803,000     3,974,000         3,828,000    3,994,000
                                                               ---------     ---------         ---------    ---------
                                                               ---------     ---------         ---------    ---------

Dividends per  share.......................................       $  .05        $  .05       $      .20    $     .10
                                                               ---------     ---------         ---------    ---------
                                                               ---------     ---------         ---------    ---------


See accompanying notes to unaudited consolidated financial statements.

                             ABINGTON BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
                                   (Unaudited)

                                                                                                                   Net
                                                                                                               Unrealized
                                                                                                                   Gain
                                                                                                                (Loss) on
                                                                             Additional                          Available
                                                                     Common    Paid-In    Retained   Treasury    for Sale
                                                                      Stock    Capital    Earnings     Stock    Securities

---------------------------------------------------------------------------------------------------------------------------
                                                                                          (In thousands)

Balance at December 31, 1997.....................................   $   468    $ 21,094   $ 19,858    $ (5,931)   $  1,063
Net income ........................................................      --          --      2,290          --          --
Decrease in unearned compen-
  sation - ESOP ...................................................      --          --         --           --         --
Effect of reclassification of securities from held-to-
  maturity to available for sale, net of taxes ....................      --          --         --          --         245
Decrease in unrealized gain  on
  available for sale securities,
  net of taxes ....................................................      --          --         --          --         (90)
Issuance of stock .................................................       8         373         --          --          --
Repurchase of stock ...............................................      --          --         --       (3,698)        --
Dividends declared ($.20 per share) ...............................      --          --       (711)          --         --
                                                                     ---------   --------   ---------   ---------   --------
Balance at June 30, 1998 ..........................................  $  476    $ 21,467   $ 21,437     $ (9,629)  $  1,218
                                                                     ---------   --------   ---------   ---------   --------
                                                                     ---------   --------   ---------   ---------   --------



Balance at December 31, 1996 ......................................  $  467    $ 20,923   $ 16,221     $ (3,703)  $    (50)
Net income ........................................................      --          --      2,148           --         --
Decrease in unearned compen-
  sation - ESOP ...................................................      --          --         --           --         --
Issuance of stock .................................................      --          16         --           --         --
Increase in unrealized gain on
  available for sale securities,
  net of taxes ....................................................      --          --         --          --         297
Repurchase of stock ...............................................      --          --         --         (994)        --
Dividends declared ($.10 per share) ...............................      --          --       (373)          --         --
                                                                     ---------   --------   ---------   ---------   --------
Balance at June 30, 1997 ..........................................  $  467    $ 20,939   $ 17,996     $ (4,697)    $  247
                                                                     ---------   --------   ---------   ---------   --------
                                                                     ---------   --------   ---------   ---------   --------


                                                                       Unearned
                                                                      Compensa-
                                                                      tion-ESOP   Total

                                                                      -----------------

Balance at December 31, 1997.....................................  $   (231)   $ 36,321
Net income ........................................................      --       2,290
Decrease in unearned compen-
  sation - ESOP ...................................................      41          41
Effect of reclassification of securities from held-to-
  maturity to available for sale, net of taxes ....................      --         245
Decrease in unrealized gain  on
  available for sale securities,
  net of taxes ....................................................      --         (90)
Issuance of stock .................................................      --         381
Repurchase of stock ...............................................      --      (3,698)
Dividends declared ($.20 per share) ...............................      --        (711)
                                                                     --------    ---------
Balance at June 30, 1998 ..........................................  $ (190)   $ 34,779
                                                                     --------    ---------
                                                                     --------    ---------



Balance at December 31, 1996 ......................................  $ (312)   $ 33,546
Net income ........................................................      --       2,148
Decrease in unearned compen-
  sation - ESOP ...................................................      40          40
Issuance of stock .................................................      --          16
Increase in unrealized gain on
  available for sale securities,
  net of taxes ....................................................      --         297
Repurchase of stock ...............................................      --        (994)
Dividends declared ($.10 per share) ...............................      --        (373)
                                                                     --------    ---------
Balance at June 30, 1997 ..........................................  $ (272)   $ 34,680
                                                                     --------    ---------
                                                                     --------    ---------



     See accompanying notes to unaudited consolidated financial statements

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                        Six Months Ended
                                                                            June 30,
                                                                     1998              1997
                                                                     ----              ----
                                                                         (In thousands)

Cash flows from operating activities:

 Net income...................................................   $   2,290         $   2,148
 Adjustments to reconcile net income to net
     cash provided (used) by operating
     activities

     Provision for loan losses................................         380               315
(Gain) loss on sales and write-down of
       other real estate owned, net...........................         (43)              (94)
     Amortization, accretion and depreciation,
       net....................................................       1,030               948
Gain on sales of securities, net..............................      (1,022)             (218)
Loans originated for sale in the
    secondary market..........................................     (16,462)           (9,098)
   Proceeds from sales of loans...............................      16,943            11,286
   Gain on sales of mortgage loans, net.......................        (214)             (121)
   Other, net.................................................      (3,021)           (1,099)
                                                                 ----------          -------
Net cash provided (used) by operating
     activities...............................................        (119)           $4,067
                                                                 ----------          -------

Cash flows from investing activities:
Purchase of held for investment
     securities..............................................       (2,844)           (2,067)
 Proceeds from principal payments received
     on held for investment securities........................       5,562             3,099
 Proceeds from sales of available for sale
  securities..................................................      29,575            17,280
 Proceeds from principal payments on
  available for sale securities...............................      21,461             5,549
 Purchase of available for sale securities....................     (49,960)          (36,188)
 Loans originated/purchased, net..............................     (12,317)           (3,797)
Purchases of FHLB stock.......................................      (1,054)               --


See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
--------------------------------------------------------------------------------
                                   (Unaudited)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                                1998           1997
                                                                                ----           ----
                                                                                   (In thousands)

 Purchase of banking premises and equipment
  and improvements to other real estate
  owned .....................................................................   $ (1,869)   $   (520)
 Proceeds from sales of other real estate
  owned .....................................................................        308         594
                                                                                --------    --------
 Net cash provided (used) by investing
  activities ................................................................    (11,138)    (16,050)

Cash flows from financing activities:

 Net increase in deposits ...................................................     20,904      10,179
 Net increase (decrease) in borrowings with original
  maturities of three months or less ........................................    (22,682)     (1,188)
 Proceeds from short-term borrowings with
  maturities in excess of three months ......................................     15,000      10,000
  Principal payments on short-term borrow-
  ings with maturities in excess of
  three months ..............................................................    (20,000)    (32,000)
 Proceeds from issuance of long-term debt ...................................     30,000      34,000
 Principal payments on long term debt .......................................    (19,500)     (6,958)
 Proceeds from exercise of stock options.....................................        327          16
 Net proceeds of issuance of guaranteed preferred beneficial interest
  in junior subordinated debentures .........................................     11,956        --
Purchase of treasury stock ..................................................     (3,698)       (994)
Cash paid for dividends .....................................................       (711)       (376)
                                                                                --------    --------
  Net cash provided from financing
   activities ...............................................................     11,596      12,679
                                                                                --------    --------
Net increase (decrease)in cash and cash
  equivalents ...............................................................        339         696
Cash and cash equivalents at beginning of
  period ....................................................................     13,475    $  9,708
                                                                                --------    --------
Cash and cash equivalents at end of period ..................................   $ 13,814    $ 10,404
                                                                                ========    ========
Supplemental cash flow information:

   Interest paid on deposits ................................................   $  5,758    $  5,396
   Interest paid on borrowed funds ..........................................      5,117       4,316
   Income taxes paid ........................................................      1,305       2,427
   Transfers to other real estate owned,
    net .....................................................................        265        --
  Transfers of securities from held-to-maturity to available for sale .......     61,232        --

See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
--------------------------------------------------------------------------------


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

         The accompanying consolidated financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 have been prepared by the Company without audit, and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to reflect a fair statement of the results of the interim periods presented. On January 31, 1997, in connection with the holding company formation, each share of the Bank's common stock previously outstanding was converted automatically into one share of common stock of the Company, and the Bank became a wholly-owned subsidiary of the Company. This reorganization had no impact on the consolidated financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the footnotes contained in the Bank's consolidated financial statements as of and for the year ended December 31, 1997, which are included in the Company's Annual Report to Stockholders. Interim results are not necessarily indicative of results to be expected for the entire year.

         The consolidated financial statements include the accounts of Abington Bancorp, Inc. and its wholly-owned subsidiaries, Abington Savings Bank and Abington Bancorp Capital Trust ("the Trust"). For additional information on the Trust, please see Note F. Abington Savings Bank also includes its wholly-owned subsidiaries, Holt Park Place Development Corporation and Norroway Pond Development Corporation, each typically owning properties being marketed for sale; ABBK Corporation, which invested in real estate limited partnerships and was dissolved in January 1997; and Abington Securities Corporation, which invests primarily in obligations of the United States Government and its agencies and equity securities. All significant intercompany balances and transactions have been eliminated in consolidation.

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (continued)
--------------------------------------------------------------------------------
B)     DIVIDEND DECLARATION

       The Board of Directors of Abington Bancorp., Inc. declared a cash dividend of $.05 per share to holders of its common stock in June 1998. These dividends were payable on July 23, 1998 to stockholders of record as of the close of business on July 9, 1998.

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1998 (continued)
--------------------------------------------------------------------------------

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

As of August 5, 1998, the Company had repurchased 379,300 shares of its common stock under these plans at a total cost of approximately $6,507,000. All of the repurchases were subsequent to March 31, 1997.

D)       Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for the Company's financial statements, for the fiscal year ending December 31, 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

Below is comprehensive income of the Company reported in accordance with SFAS No. 130 (dollars in 000's):

                                                        For the Three                                For the Six
                                                        Months Ended                                Months Ended
                                             June 30, 1998          June 30, 1997         June 30, 1998     June 30, 1997
                                             -------------         -------------         -------------       -------------

         Net income as reported                    $ 1,154          $ 1,096                 $2,290              $2,148
         Unrealized gains/(losses) on
           securities, net of tax effects              (10)             964                    523                 428
           Less:  Reclassification
             Adjustment for securities
              gains included in net
              income, net of tax effects               395               65                    613                 131

           Comprehensive income before
           transfers of held-to-maturity           -------          -------                -------             -------
           securities                                  749            1,995                  2,200               2,445

           Add:  Net unrealized gains on
           securities transferred from held-
           to-maturity to available for sale,
           net of tax effects                          245               --                    245                  --
                                                   -------          -------                -------             -------
                                                   $   994          $ 1,995                $ 2,445             $ 2,445
                                                   -------          -------                -------             -------
                                                   -------          -------                -------             -------

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1998 (continued)
--------------------------------------------------------------------------------




E)       Earnings Per Share Calculation

The Company computes earnings per share in accordance with SFAS No. 128. This Statement supersedes APB No. 15 regarding the presentation of earnings per share ("EPS") on the face of the income statement. SFAS No. 128 replaced the presentation of Primary EPS with a Basic EPS calculation that excludes the dilutive effect of common stock equivalents. The Statement requires a dual presentation of Basic and Diluted EPS, which is computed similarly to Fully Diluted EPS pursuant to APB No. 15, for all entities with complex capital structures. This Statement was effective for fiscal years ending after December 15, 1997 and requires restatement of all prior period EPS data presented, including quarterly information. The Company's common stock equivalents consist primarily of dilutive outstanding stock options computed under the treasury stock method. Basic and Diluted EPS computations for the three and six months ended June 30, 1998 and 1997 are as follows:

                                                              Three Months Ended                        Six Months Ended

                                                                   June 30,                               June 30,
                                                                   --------                               --------
                                                            1998                 1997                 1998                1997
                                                            ----                 ----                 ----                ----
                                                                    (In thousands except per share and share data)

     Net Income....................................  $       1,154         $     1,096          $      2,290               2,148
                                                         ---------           ---------             ---------           ---------
                                                         ---------           ---------             ---------           ---------
       EARNINGS PER SHARE:
       Basic-
       Earnings per share...............             $         .32         $       .29          $        .64       $         .57
                                                         ---------           ---------             ---------           ---------
                                                         ---------           ---------             ---------           ---------

       Weighted average common shares                    3,560,000           3,738,000             3,573,000           3,764,000
                                                         ---------           ---------             ---------           ---------
                                                         ---------           ---------             ---------           ---------
       Diluted-
       Earnings per share                            $         .30         $       .28          $        .60       $         .54
                                                         ---------           ---------             ---------           ---------
                                                         ---------           ---------             ---------           ---------
       Weighted average common shares
       and share equivalents.......................      3,803,000           3,974,000             3,828,000           3,994,000
                                                         ---------           ---------             ---------           ---------
                                                         ---------           ---------             ---------           ---------

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1998 (continued)

--------------------------------------------------------------------------------



F) Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures

In May 1998, the Company formed a Delaware business trust, Abington Bancorp Capital Trust (the "Trust"). All of the common securities of this special purpose Trust are owned by the Company; the Trust exists solely to issue capital securities. For financial reporting purposes, the Trust is reported as a subsidiary and is consolidated into the financial statements of Abington Bancorp, Inc. and subsidiaries. The capital securities are presented as a separate line item on the consolidated balance sheet as a guaranteed preferred beneficial interest in the Company's Junior Subordinated Debentures (trust-preferred securities). The minority interest is shown as trust preferred expenses on the accompanying consolidated statement of operations. The Trust has issued trust preferred securities and invested the net proceeds in junior subordinated deferrable interest debentures (subordinated debentures) issued to the Trust by the Company. The subordinated debentures are the sole assets of the Trust. The Company has the right to defer payment of interest on the subordinated debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debentures are deferred, the distributions on the trust preferred securities are also deferred. Interest on the subordinated debentures is cumulative. The Company, through guarantees and agreements, has fully and unconditionally guaranteed all of the Trust's obligations under the trust-preferred securities.

The Federal Reserve Bank has accorded the trust-preferred securities Tier 1 capital status. The ability to apply Tier 1 capital treatment, as well as to deduct the expense of the subordinated debentures for income tax purposes, provided the Company with a cost-effective way to raise regulatory capital. The trust-preferred securities are not included as a component of total shareholders' equity on the consolidated balance sheet.

The trust-preferred securities pay interest at a rate of 8.25% per annum with quarterly distributions commencing on the last day of September 1998. The Trust issued 1,265,000 shares of $10 per share liquidation value per preferred security at a total cost of approximately $690,000 which has been deferred and is netted against the outstanding value of the trust-preferred securities on the accompanying balance sheet. Accrued and accumulated distributions of $66,000 relating to these trust preferred securities is reflected in non-interest expense. These costs are being amortized over the life of the trust-preferred securities, which will mature on June 30, 2009. The maturity date may be shortened to a date not earlier than 2003 if certain conditions are met, including obtaining approval from the Board of Governors of the Federal Reserve System. The redemption price of the trust- preferred securities would equal the liquidation value of each security.

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1998 (continued)
--------------------------------------------------------------------------------




G.       Transfer of Held-to-Maturity Securities

As of June 30, 1998, the Company has elected to transfer the balance of its securities classified as held-to-maturity to available for sale in accordance with the guidelines set forth by SFAS No. 115. This decision was made by the Board of Directors and Management of the Company after a review of its policies and practices of accounting for investments in light of recent economic changes and given potential opportunities from an asset-liability perspective. At this time there have been no sales or transfers of securities which would otherwise necessitate this broad reclassification. However, the reclassification has been made as of June 30, 1998 to more accurately reflect the Company's change in intention with respect to securities previously classified as held-to-maturity. Per SEC guidelines, this reclassifications will prohibit the Company from classifying securities as held-to-maturity for a period of at least two years.

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

NET INTEREST INCOME

Net interest income is affected by the mix and volume of assets and liabilities, the movement and level of interest rates, and interest spread, which is the difference between the average yield received on earning assets and the average rate paid on deposits and borrowings. The Company's net interest rate spread was 3.05% and 3.08% for the quarter and six months ended June 30, 1998, respectively and 3.31% and 3.33% for the quarter and six months ended June 30, 1997, respectively. The results for the first six months of 1998 includes approximately $400,000 of accelerated premium amortization related to purchased loan portfolios which had unusually high customer prepayment activity during the six months ended June 30, 1998. This reflects the lower long term interest rates which have existed through the latter portion of 1997 and through the second quarter of 1998 which has caused generally lower yields on newly originated or purchased loans and investment securities.

The level of nonaccrual (impaired) loans and other real estate owned can have an impact on net interest income but has generally not been very material in impacting the 1997 or 1998 results. At June 30, 1998, the Company had $744,000 in nonaccrual loans, and no other real estate owned, compared to $622,000 in nonaccrual loans and $265,000 in other real estate owned as of December 31, 1997.

--------------------------------------------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------



The table below presents the components of interest income and expense for the major categories of assets and liabilities for the periods indicated.

                                              Three Months Ended      Six Months Ended
                                                    June 30                June 30
                                                    -------                -------
                                               1998        1997        1998       1997
                                               ----        ----        ----        ----

Interest and dividend income:
 Interest and fees on loans                  $ 6,673     $ 6,132     $13,181     $12,171
 Interest on mortgage-backed investments       1,901       2,324       3,999       4,554
 Interest on bonds and obligations               707         412       1,301         805
 Dividend income                                 154         145         304         292
 Interest on short-term investments               47          15          79          23
                                             -------     -------     -------     -------
  Total interest and dividend income         $ 9,482     $ 9,028     $18,864      17,845
                                             -------     -------     -------     -------

Interest expense:
 Interest on deposits                          2,930       2,714       5,771       5,394
 Interest on short-term borrowings               587         636       1,191       1,453
 Interest on long-term debt                    1,954       1,657       3,856       2,924
                                             -------     -------     -------     -------
  Total interest expense                       5,471       5,007      10,818       9,771
                                             -------     -------     -------     -------
Net interest income                          $ 4,011     $ 4,021     $ 8,046     $ 8,074
                                             =======     =======     =======     =======

A breakdown of the components of the Company's net interest-rate spread is as follows:

                                                      Three Months Ended        Six Months Ended
                                                            June 30                 June 30
                                                            -------                 -------
                                                      1998           1997        1998     1997
                                                      ----           ----        ----      ----

Weighted average yield earned on:
   Loans                                              7.84%           8.18%      7.82%     8.14%
   Mortgage-backed investments                        6.46            6.86       6.55      6.87
   Bonds and obligations                              7.06            7.10       7.02      7.20
   Marketable and other equity securities             4.50            4.87       4.58      4.90
   Short-term investments                             5.36           11.17      17.69      5.15

Weighted average yield earned on
   interest-earning assets                            7.36            7.67       7.39      7.65

Weighted average rate paid on:
   NOW and non-interest NOW deposits                   .89             .88        .85       .87
     Savings deposits                                 2.17            2.23       2.20      2.27
     Time deposits                                    5.67            5.64       5.63      5.69
     Total deposits                                   3.49            3.54       3.49      3.57
     Short-term borrowings                            5.52            5.54       5.50      5.45
     Long-term debt                                   6.02            6.18       6.02      6.02

   Weighted average rate paid on
   interest-bearing liabilities                       4.31            4.36       4.31      4.32

Net interest-rate spread                              3.05%           3.31%      3.08      3.33%

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

                                                                         Three Months Ended June 30
                                                                         --------------------------
                                                                             1998   vs.   1997
                                                                            Increase (decrease)
                                                                            -------------------
                                                                                  Due to
                                                                                ----------
                                                                    Volume           Rate        Total
                                                                  ---------       ----------   ---------
                                                                                (In thousands)
Interest and dividend income:

  Loans..............................                          $    2,002       $    (1,461)       $     541
  Mortgage-backed investments........                                (293)             (130)            (423)
  Bonds and obligations..............                                 312               (17)             295
  Equity securities..................                                  65               (56)               9
  Short-term investments.............                                  86               (54)              32
                                                                ---------         ----------       ---------
      Total interest and dividend
       income........................                               2,172            (1,718)             454
                                                                ---------         ----------       ---------
Interest expense:
  NOW deposits.......................                                  31                 1               32
  Savings deposits...................                                  68               (68)              --
  Time deposits......................                                 176                 8              184
  Short-term borrowings..............                                 (48)               (1)             (49)
  Long-term debt.....................                                 564              (267)             297
                                                                ---------         ----------       ---------
      Total interest expense.........                                 791              (327)             464
                                                                ---------         ----------       ---------

Net interest income..................                          $    1,381        $   (1,391)       $     (10)
                                                                ---------         ----------       ---------
                                                                ---------         ----------       ---------


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                           Six Months Ended June 30,
                                          --------------------------
                                               1998   vs.   1997
                                              Increase (decrease)
                                              -------------------
                                                     Due to
                                                   ----------
                                      Volume           Rate        Total
                                   ---------       ----------   ---------
                                            (In thousands)
Interest and dividend income:

  Loans .........................     $ 2,231      $(1,221)     $ 1,010
  Mortgage-backed investments ...        (350)        (205)        (555)
  Bonds and obligations .........         557          (61)         496
  Equity securities .............          55          (43)          12
  Short-term investments ........          --           56           56
                                      -------      -------      -------

      Total interest and dividend

       income ...................       2,493       (1,474)       1,019
                                      -------      -------      -------

Interest expense:

  NOW deposits ..................          67          (16)          51
  Savings deposits ..............          53          (58)          (5)
  Time deposits .................         443         (112)         331
  Short-term borrowings .........        (304)          42         (262)
  Long-term debt ................         940           (8)         932
                                      -------      -------      -------

      Total interest expense ....       1,199         (152)       1,047
                                      -------      -------      -------

Net interest income .............     $ 1,294      $(1,322)     $   (28)
                                      -------      -------      -------
                                      -------      -------      -------

--------------------------------------------------------------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

--------------------------------------------------------------------------------


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

GENERAL. Net income for the quarter ended June 30, 1998 was $1,154,000 or $.30 per diluted share compared to a net income of $1,096,000 or $.28 per diluted share in the corresponding period of 1997, a net increase of $58,000 or 5.3%. The overall improvement in net income was mainly attributable to increases in customer service fees and gains on sales of securities and mortgages.

INTEREST AND DIVIDEND INCOME. Interest and dividend income increased $454,000 or 5.0% during the three month period ended June 30, 1998, as compared to the same period in 1997. The increase was attributable to increases in earning assets, particularly loans, offset in part by reductions in the yield earned on those assets. The balance of average earning assets for the three month period ended June 30, 1998 was approximately $515,660,000 as compared to $470,967,000 for the same period in 1997, an overall increase of $44,693,000 or 9.5%. The increase in earning assets was generally due to increases in average loan balances which were $340,646,000 for the three months ended June 30, 1998, as compared to $299,730,000 for the same period in 1997, an increase of $40,916,000 or 13.7%.
This increase was generally caused by larger volumes of commercial loan originations in 1997 and into 1998 as well as higher residential loan balances which were the result of the steady volume of loan originations and purchases throughout 1997 and into 1998. See "Liquidity and Capital Resources" and "Asset/Liability Management" for further discussion of the Company's investment strategies.

The average yield earned on loans decreased for the second quarter of 1998 as compared to 1997 primarily due to the effect of higher prepayments on higher yielding residential loans and lower rates earned on newer originations or purchases, particularly over the past six months. Additionally, loan yields were negatively affected by yield adjustments on loan pools which had been acquired at a premium purchase price, which were the result of unusually heavy prepayment activity on those pools associated with the favorable refinancing market. The yield on loans for the three months ended June 30, 1998 was 7.84% as compared to 8.18% for the same period in 1997. Management estimates that excluding the effect of higher than anticipated prepayment adjustments during the second quarter of 1998, the yield on loans would have been approximately 8.01% or $150,000 higher than reported. Given the current relatively low long term interest rates and relatively strong economy, similar yield adjustments could occur in the future. Yields on loans were positively affected by growth in the Company's commercial loan portfolio which has grown to approximately $54,000,000 at June 30, 1998 from $38,000,000 at June 30, 1997, an increase of $16,000,000 or 42.1%. Commercial loans typically carry a higher yield than residential mortgages.

Average balances of mortgage-backed investments and investment securities were $117,754,000 and $40,054,000, respectively, for the three months ended June 30, 1998 as compared to $135,588,000 and $23,202,000, respectively, for the corresponding period in 1997. These balances, when combined, remained relatively flat. The yield on mortgage-backed investments and investment securities decreased to 6.46% and 7.06%, respectively, in the second quarter of 1998 as compared to 6.86% and 7.10%, respectively, in the same period in 1997. The declines in these yields reflects the lower interest rate environment for investment opportunities since mid-1997 as well as the effects of increased

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


prepayments on the Company's higher yielding securities in the mortgage-backed investment portfolio, the proceeds of which were invested at lower rates.

INTEREST EXPENSE. Interest expense for the quarter ended June 30, 1998 increased $464,000 or 9.3% compared to the same period in 1997, generally due to increases in deposit and borrowed fund balances, which was partially offset by decreases in the average rates paid on deposits. The blended weighted average rate paid on deposits and borrowed funds was 4.31% for the three months ended June 30, 1998 as compared to 4.36% for the same period in 1997. The weighted average rates paid on deposits was 3.49% for the quarter ended June 30, 1998 as compared to 3.54% for the same period in 1997. The overall cost of deposits has declined in the second quarter of 1998 as compared to the same period in 1997, generally due to the continued success of promotional efforts to attract core deposits (NOW accounts, demand deposits, savings and money markets), which typically have a lower cost of funds than time deposits and borrowings. The average balance of core and time deposits rose to $179,905,000 and $155,935,000, respectively, for the second quarter of 1998 as compared to $162,951,000 and $143,528,000, respectively, for the corresponding period in 1997, increases of 10.4% and 8.6%, respectively. The weighted average rate paid on time deposits increased slightly to 5.67% for the second quarter of 1998, as compared to 5.64% in 1997. This change reflects the competition for time deposits in light of recent returns generally provided by mutual funds and equity securities portfolios as well as some rate increases related to the Cohasset (August 1997) and Randolph (April
1998) supermarket branch openings. The Company will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings. The average balances of borrowed funds increased overall, during the second quarter of 1998 as compared to 1997, to $172,236,000 from $153,186,000, an increase of 12.4%. This increase generally relates to the funding of certain loan portfolio purchases in the fourth quarter of 1997 and the first half of 1998. The overall weighted average rates paid on borrowed funds decreased to approximately 5.98% for the quarter ended June 30, 1998 from 5.99% in 1997. This decrease represents the renewal of certain borrowing which comes due in the first six months of 1998 at lower rates than they had been obtained for previously. The Company will continue to evaluate the use of borrowing as an alternative funding source for asset growth in future periods. See "Asset/Liability Management" for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds.

NON-INTEREST INCOME. Total non-interest income increased $761,000 or 63.4% in the second quarter of 1998 in comparison to the same period in 1997. Customer service fees, which were $922,000 for the quarter ended June 30, 1998 as compared to $791,000 for 1997, for an increase of $131,000 or 16.6%, rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios. Loan servicing fees and gains on sales of mortgage loans were $124,000 and $146,000, respectively, for the second quarter of 1998 as compared to $119,000 and $40,000, respectively, for the same period in 1997, a combined increase of $111,000 or 69.8%. This generally is reflective of the favorable refinancing market for residential loans in 1998 which has resulted in increased saleable loan production compared to the same period in 1997. Gains on sales of securities were $657,000 for the second quarter of 1998 as compared to $108,000 for 1997 for an increase of $549,000 or 508.3%. These gains are reflective of a consistently strong market for equity securities.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


NON-INTEREST EXPENSES. Non-interest expenses for the quarter ended June 30, 1998 increased $693,000 or 21.1% compared to the same period in 1997. Salaries and employee benefits increased 21.1% or $333,000 primarily due to increases in health insurance costs and staffing levels in the Company's business banking and retail areas, including the Bank's new supermarket branches in Cohasset, which opened during the third quarter of 1997, and Randolph, which opened in April 1998. These increases correspond with the Company's strategic focuses of increasing commercial loans and attracting core deposits. Occupancy expenses increased $32,000 or 5.3% primarily due to increased capital and operating expenditures related to the Cohasset and Randolph branches, and to the general inflationary and capital expenditure increases, particularly in technology. Other non-interest expenses, including trust preferred expenses, also increased $328,000 or 29.7% for the quarter ended June 30, 1998 in comparison to the same period in 1997, generally due to increased costs associated with statement rendering and item processing as well as other operating costs associated with servicing an expanded retail customer base. Additionally, approximately $66,000 of the aforementioned increases relates to accrued expenses related to trust preferred securities which were issued in June 1998. See "Liquidity and Capital Resources" for additional discussion of trust preferred securities.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses was $190,000 for the quarter ended June 30, 1998 as compared to $157,000 for the same period in 1997. This increase of $33,000 primarily reflects management's estimate of general increased risk associated with increases in the Company's commercial loan portfolios over the past year, considering the increased risk associated with these loans as compared to residential real estate.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate for the quarter ended June 30, 1998 was 36.0% compared to 38.4% for the quarter ended June 30, 1997. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non- bank subsidiaries which are taxed, for state tax purposes, at lower rates. Additionally, the overall effective tax rate is influenced by the proportion of income generated by non-bank subsidiaries. In 1998 more income was generated through non-bank subsidiaries as compared to the second quarter of 1997.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

GENERAL. Net income for the six months ended June 30, 1998 was $2,290,000 or $.60 per diluted share compared to a net income of $2,148,000 or $.54 per diluted share in the corresponding period of 1997, a net increase of $142,000 or 6.6%. The overall improvement in net income was mainly attributable to increases in customer service fees and gains on sales of securities.

INTEREST AND DIVIDEND INCOME. Interest and dividend income increased $1,019,000 or 5.7% during the six month period ended June 30, 1998 as compared to the same period in 1997. The increase was attributable to increases in earning assets, particularly loans, offset in part by reductions in the yield earned on those assets. The balance of average earning assets for the six month period ended June 30, 1998 was approximately $510,392,000 as compared to $466,829,000 for the same period in 1997, an overall increase of $43,563,000 or 9.3%. The increase in earning assets was generally due to increases in average loan balances which were $337,020,000 for the six months ended June 30, 1998, as compared to $298,996,000 for the same period in 1997, an increase of $38,024,000 or 12.7%.
This increase was generally caused by larger volumes of commercial loan originations in 1997 and into 1998 as well as higher residential loan balances which were the result of the steady volume of loan originations and purchases in this area throughout 1997 and into 1998. See "Liquidity and Capital Resources" and "Asset/Liability Management" for further discussion of the Company's investment strategies.

The average yield earned on loans decreased for the six months ended June 30, 1998 as compared to the same period in 1997, primarily due to the effect of higher prepayments on higher yielding residential loans and lower rates earned on newer originations on purchases over the past six months. Additionally, loan yields were negatively affected by yield adjustments on loan pools which had been acquired at a premium purchase price, which were the result of unusually heavy prepayment activity on those pools associated with the favorable refinancing market. The yield on loans for the six months ended June 30, 1998 was 7.82% as compared to 8.14% for the same period in 1997. Management estimates that, excluding the unusual prepayment adjustments during the second quarter of 1998, the yield on loans would have been approximately 8.06% or $400,000 higher than reported. Given the current relatively low long term interest rates and relatively strong economy, similar yield adjustments could occur in the future. Yields on loans were positively affected by growth in the Company's commercial loan portfolio, which has grown to approximately $54,000,000 at June 30, 1998 from $38,000,000 at June 30, 1997, an increase of $16,000,000 or 42.1%.
Commercial loans typically carry a higher yield than residential mortgages.

Average balances of mortgage-backed investments and investment securities were $122,146,000 and $37,071,000, respectively, for the six months ended June 30, 1998 as compared to $132,660,000 and $22,350,000, respectively, for the corresponding period in 1997. These balances, when combined, increased by approximately $4,207,000 or 2.7%. The yield on mortgage-backed investments and investment securities decreased to 6.55% and 7.02%, respectively, in the second quarter of 1998 as compared to 6.87% and 7.20%, respectively, in the same period in 1997. The declines in these yields reflects the lower interest rate environment for investment opportunities since mid-1997 as well as the

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


effects of increased prepayments on the Company's higher yielding securities in the mortgage-backed investment portfolio, the proceeds of which were invested at lower rates.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 1998 increased $1,047,000 or 10.7% compared to the same period in 1997, generally due to increases in deposit and borrowed fund balances, which was partially offset by decreases in the average rates paid on deposits. The blended weighted average rate paid on deposits and borrowed funds was 4.31% for the six months ended June 30, 1998 as compared to 4.32% for the same period in 1997. The weighted average rates paid on deposits was 3.49% for the six months ended June 30, 1998 as compared to 3.57% for the same period in 1997. The overall cost of deposits has declined in the first six months of 1998 as compared to the same period in 1997, generally due to the continued success of promotional efforts to attract core deposits (NOW accounts, demand deposits, savings and money markets), which typically have a lower cost of funds than time deposits and borrowings, as well as due to overall declines in the cost of funds related to time deposits. The average balance of core and time deposits rose to $176,243,000 and $154,419,000, respectively, for the six months ended June 30, 1998 as compared to $160,647,000 and $141,261,000, respectively, for the corresponding period in 1997, increases of 9.7% and 9.3%, respectively. Additionally, the weighted average rate paid on time deposits declined to 5.63% for the first six months of 1998, as compared to 5.69% in 1997. This change reflects the re-financing of various certificates as they have matured at lower rates than they had been paying in previous periods and, to a lesser extent, the result of the generally declining rate environment which has existed over the past year despite competition for time deposit accounts which has kept rates at higher levels in 1998 as compared to general economic rates. The Company will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings. The average balances of borrowed funds increased overall, during the six month period ending June 30, 1998 as compared to 1997, to $171,440,000 from $150,418,000, an increase of 14.0%. This increase generally relates to the funding of certain loan portfolio purchases in the fourth quarter of 1997 and the first quarter of 1998. The overall weighted average rates paid on borrowed funds increased to approximately 5.89% for the six months ended June 30, 1998 from 5.82% in 1997. This increase was generally due to economic rate increases in March 1997 as well as a result of management's decision to extend approximately $28 million in borrowings from short term to long term (generally refinanced out 3 and 4 years) at the end of the first and into the second quarter of 1997 to provide further protection against potential interest rate increases. The Company will continue to evaluate the use of borrowing as an alternative funding source for asset growth in future periods. See "Asset/Liability Management" for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds.

NON-INTEREST INCOME. Total non-interest income increased $1,117,000 or 47.8% in the first six months of 1998 in comparison to the same period in 1997. Customer service fees, which were $1,783,000 for the six months ended June 30, 1998 as compared to $1,471,000 for the same period in 1997, for an increase of $312,000 or 21.2%, rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios. Loan servicing fees and gains on sales of mortgage loans were $239,000 and $214,000, respectively, for the first six months of 1998 as compared to $262,000 and $121,000, respectively, for the same period in 1997, a combined increase of $70,000

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


or 18.3%. This generally is reflective of the favorable refinancing market for residential loans in 1998 which has resulted in increased saleable volumes as compared to the same period in 1997. Gains on sales of securities were $1,022,000 for the first six months of 1998 as compared to $218,000 for 1997 for an increase of $804,000 or 368.8%. These gains are reflective of a consistently strong market for equity securities.

NON-INTEREST EXPENSES. Non-interest expenses for the six months ended June 30, 1998 increased $1,007,000 or 15.3% compared to the same period in 1997. Salaries and employee benefits increased 14.6% or $466,000 primarily due to increases in health insurance costs and staffing levels in the Company's business banking and retail areas, including the Bank's new supermarket branches in Cohasset (August
1997) and Randolph (April 1998). These increases correspond with the Company's strategic focuses of increasing commercial loans and attracting core deposits. Occupancy expenses increased $128,000 or 10.8% primarily due to increased capital and operating expenditures related to the supermarket branches, and to the general inflationary and capital expenditure increases, particularly in technology. Other non-interest expenses, including trust preferred securities expense, also increased $413,000 or 18.8% for the six months ended June 30, 1998 in comparison to the same period in 1997, generally due to increased costs associated with statement rendering and item processing as well as other operating costs associated with servicing an expanded retail customer base. Additionally, approximately $66,000 of the aforementioned increase related to accrued expenses related to trust preferred securities which were issued in June 1998. See "Liquidity and Capital Resources" for additional discussion of trust preferred securities.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses was $380,000 for the six months ended June 30, 1998 as compared to $315,000 for the same period in 1997. This increase of $65,000 primarily reflects management's estimate of general increased risk associated with increases in the Company's commercial loan portfolios over the past year, considering the increased risk associated with these loans as compared to residential real estate.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate for the six months ended June 30, 1998 was 35.3% compared to 39.0% for the six months ended June 30, 1997. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non- bank subsidiaries which are taxed, for state tax purposes, at lower rates. Additionally, the overall effective tax rate is influenced by the proportion of income generated by non-bank subsidiaries. In 1998 more income was generated through non-bank subsidiaries as compared to the same period in 1997.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


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

Interest rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term time horizons. The primary objective of interest rate risk management is to control this risk within limits approved by the Board and by ALCO. These limits and guidelines reflect the Company's tolerance for interest rate risk. The Company attempts to control interest rate risk by identifying potential exposures and developing tactical plans to address such potential exposures. The Company quantifies its interest rate risk exposures using sophisticated simulation and valuation models, as well as a more simple gap analysis. The Company manages its interest rate exposures by generally using on-balance sheet strategies, which is most easily accomplished through the management of the durations and rate sensitivities of the Company's investments, including mortgage-backed securities portfolios, and by extending or shortening maturities of borrowed funds. Additionally, pricing strategies, asset sales and, in some cases, hedge strategies are also considered in the evaluation and management of interest rate risk exposures.

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

Rate Change                                 Estimated Exposure as a
(Basis Points)                              % of Net Interest Income
--------------                              ------------------------

       +200                                                (1.7)%
       -200                                                (1.9)%

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


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

The Company's limits on interest rate risk specify that if interest rates were to shift immediately up or down 200 basis points, the estimated economic value of equity should decline by less than 25%. The following table reflects the Company's estimated exposure as a percentage of estimated economic value of equity assuming an immediate shift in interest rates:

Rate Change                                 Estimated Exposure as a
(Basis Points)                              % of Economic Value
--------------                              -------------------

       +200                                                 (8)%
       -200                                                 (19)%

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

The Company's limits on interest rate risk specify that rate sensitive assets be maintained at at least 40% of rate sensitive liabilities at the cumulative 1-year gap, as presented on a basis consistent with methods prescribed by generally accepted accounting principles. As of June 30, 1998, the Company was liability sensitive with rate sensitive assets at 47% of rate sensitive liabilities at the 1-year gap.

The Company's policy is to match, as well as possible, the interest rate sensitivities of its assets and liabilities. Residential mortgage loans, which the Company currently originates or purchases for the Company's own portfolio, are primarily 1-year, 3-year and 5-year adjustable rate mortgages and shorter term (generally 15-year or seasoned 30-year) fixed rate mortgages. Residential mortgage loans currently originated by the Company are primarily sold in the secondary market.

The Company also emphasizes loans with terms to maturity or repricing of 3 years or less, such as certain adjustable rate residential mortgage loans, commercial mortgages, business loans, residential construction loans, second mortgages and home equity loans.

Management desires to expand its interest earning asset base in future periods primarily through growth in the Company's loan portfolio. Loans comprised approximately 66% of the average interest earning assets for the first six months of 1998. In the future, the Company intends to be competitive in

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


the residential mortgage market but plans to place greater emphasis on consumer and commercial loans. The Company also has been, and expects to remain, active in pursuing wholesale opportunities to purchase loans. During the first six months of 1998 and 1997, the Company acquired approximately $43,000,000 and $11,400,000, respectively, of residential first mortgages.

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

However, given the strong performance of money market mutual funds and the equity markets in general, the Company and many of its peers have begun to see lower levels of growth in time deposits as compared to prior years as customers reflect their desire to increase their returns on investment. This pressure has been exacerbated currently by the historically low long-term economic interest rates. Management believes that the markets for future time deposit growth, particularly with terms in excess of 2 years, will remain highly competitive. Management will continue to evaluate future funding strategies and alternatives accordingly as well as to continue to focus its efforts on attracting core, retail deposit relationships.

The Company is also a voluntary member of the Federal Home Loan Bank ("FHLB") of Boston. This borrowing capacity assists the Company in managing its asset/liability growth because, at times, the Company considers it more advantageous to borrow money from the FHLB of Boston than to raise money through non-core deposits (i.e., certificates of deposit). Borrowed funds totaled $148,728,000 at June 30, 1998 compared to $165,910,000 at December 31, 1997.
These borrowings are primarily comprised of FHLB of Boston advances and have primarily funded residential loan originations and purchases as well as mortgage-backed investments and investment securities.

Additionally, the Company has recently obtained funding through the issuance of trust preferred securities which carry a higher interest rate than similar FHLB borrowings but at the same time are included as capital, without diluting earnings per share and are tax deductible. See "Liquidity and Capital Resources" for further discussion.

The following table sets forth maturity and repricing information relating to interest sensitive assets and liabilities at June 30, 1998. The balance of such accounts has been allocated among the various periods based upon the terms and repricing intervals of the particular assets and liabilities. For

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


example, fixed rate mortgage loans and mortgage-backed securities, regardless of held in portfolio or available for sale classification, are shown in the table in the time periods corresponding to projected principal amortization computed based on their respective weighted average maturities and weighted average rates using prepayment data available from the secondary mortgage market.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                                     At June 30, 1998
                                                 Repricing/Maturity Interval
                                     (1)         (2)        (3)          (4)        (5)        (6)
                                                                                               Over
                                   0-6 Mos.    6-12 Mos.  1-2 Yrs.    2-3 Yrs.    3-5 Yrs.    5 Yrs.     Total
                                ------------------------------------------------------------------------------
                                                           (Dollars in thousands)

Assets subject to interest rate adjustment:

  Short-term investments........  $     215    $      -      $       -     $       -     $      -     $      -    $     215
  Bonds and obligations.........      6,850       5,998          2,998         1,063        6,013       16,830       39,752
  Mortgage-backed investments...     29,646      13,029         14,734        12,747       18,616       27,460      116,232
  Mortgage loans subject to
   rate review .................     33,489      15,756         21,358        32,079       27,707            -      130,388
  Fixed-rate mortgage loans.....     29,397      24,538         38,006        28,729       34,039       42,289      196,997
  Commercial and other loans.....     7,728       3,165          2,422         1,851        2,562            -       17,728
                                  ----------   ---------      ---------     ---------    ---------    ---------   ----------
      Total.....................  $ 107,325    $ 62,485      $  79,518     $  76,469     $ 88,937     $ 86,579    $ 501,312
                                  ----------   ---------      ---------     ---------    ---------    ---------   ----------

Liabilities subject to interest
  rate adjustment:

  Money market deposit accounts      14,327           -              -             -            -            -       14,327
  Savings deposits - term

   certificates.................     70,371      44,300         31,550         8,608        4,094            -      158,923
  Other savings accounts........    131,543           -              -             -            -            -      131,543
  Borrowed funds................     79,228      19,000         28,000        22,000            -          500      148,728
                                  ----------   ---------      ---------     ---------    ---------    ---------   ----------
Total...........................    295,469      63,300         59,550        30,608        4,094          500      453,521
                                  ----------   ---------      ---------     ---------    ---------    ---------   ----------
Guaranteed preferred beneficial
interest in junior subordinated
debentures......................  $       -    $      -      $       -     $       -     $      -     $ 11,956    $  11,956

Excess (deficiency) of rate-
 sensitive assets over rate-
                                  ----------   ---------      ---------     ---------    ---------    ---------   ----------
 sensitive liabilities..........  $(188,144)   $   (815)     $  19,968     $  45,861     $ 84,843     $ 74,123    $  35,835
                                  ----------   ---------      ---------     ---------    ---------    ---------   ----------
 Cumulative excess (deficiency)
 of rate-sensitive assets over
 rate sensitive liabilities.....  $(188,144)   $(188,959)    $(168,992)    $(123,130)    $(38,288)    $ 35,835
                                  ----------   ---------      ---------     ---------    ---------    ---------   ----------
                                  ----------   ---------      ---------     ---------    ---------    ---------   ----------

Rate-sensitive assets as a
 percent of rate-sensitive
 liabilities (1)................       36.3%       47.3%          59.6%         72.6%        91.5%       107.7%



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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Liquidity and Capital Resources

Payments and prepayments on the Company's loan and mortgage-backed investment portfolios, sales of fixed rate residential loans, increases in deposits, borrowed funds and maturities of various investments comprise the Company's primary sources of liquidity. The Company is also a voluntary member of the FHLB of Boston and, as such, is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to outside sources. Qualified collateral generally consists of residential first mortgage loans, securities issued, insured or guaranteed by the U.S. Government or its agencies, and funds on deposit at the FHLB of Boston. Short-term advances may be used for any sound business purpose, while long-term advances may be used only for the purpose of providing funds to finance housing. At June 30, 1998, the Company had approximately $115,000,000 in unused borrowing capacity that is contingent upon the purchase of additional FHLB of Boston stock. Use of this borrowing capacity is also impacted by capital adequacy considerations.

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

Non-performing assets were $750,000 at June 30, 1998, compared to $978,000 at December 31, 1997, a decrease of $228,000 or 23.3%. The Company's ratio of delinquent loans to total loans was .33% at June 30, 1998, as compared to .42% at December 31, 1997. Management believes that overall trends in delinquencies and non-performing assets will continue to be favorable in 1998.

During the first six months of 1998, the Company maintained a general reserve for other real estate owned in light of the level of foreclosures, softness of the local real estate market (particularly commercial) and costs associated with selling properties. No provisions were made for possible losses on other real estate owned in the first six months of 1998 or 1997. The balance of the other real estate owned reserves at June 30, 1998 was approximately $60,000.

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

At June 30, 1998, the Company had outstanding commitments to originate and sell residential mortgage loans in the secondary market amounting to $6,737,000 and $1,065,000, respectively. The Company also has outstanding commitments to grant advances under existing home equity lines of credit amounting to $11,742,000. Unadvanced commitments under outstanding commercial and construction loans totaled $8,589,000 as of June 30, 1998. The Company believes it has adequate sources of liquidity to fund these commitments.

The Company's total stockholders' equity was $34,779,000 or 6.4% of total assets at June 30, 1998, compared with $36,321,000 or 6.8% of total assets at December 31, 1997. The decrease in total stockholders' equity of approximately $1,542,000 or 4.3% primarily resulted from dividends paid and the effect of the Company's stock repurchase program, offset in part by earnings of the Company and increases in the market value of its portfolio of available for sale securities, net of applicable taxes. In accordance with current guidelines, the net unrealized gain on available for sale securities has not been included in regulatory capital calculations.

As previously discussed, the Company issued $11,956,000 of trust preferred securities in June 1998, net of issuance costs. Under current regulatory guidelines, trust preferred securities may represent up to 25% of the Company's Tier 1 capital with any excess amounts available as Tier 2 capital. As of June 30, 1998, approximately $10,162,000 of these securities was included in Tier 1 capital.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a "well-capitalized" classification. At June 30, 1998, the Company's Tier 1 leverage capital ratio was approximately 7.44%. In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% (6.00% for "well-capitalized") and a minimum ratio of total capital to risk-weighted assets of 8.00% (10.00% for "well-capitalized"). At June 30, 1998, the Company's Tier 1 and total risk-based capital ratios were approximately 14.47% and 16.05%, respectively. The Company is categorized as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.). The Bank is also categorized as "well-capitalized" as of June 30, 1998.

Impact of the Year 2000

The year 2000 problem, which is common to most companies, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. The Company has completed an assessment of the majority

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Company's financial statements for the fiscal year ending December 31, 1998 and requires the restatement of previously reported segment information for all periods presented.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement does not change the recognition or measurement associated with pension or postretirement plans. It standardizes certain disclosures, requires additional information about changes in the benefit obligations and about change in the fair value of plan assets to facilitate analysis, and it eliminates certain disclosures that were not deemed useful. This Statement is effective for financial statements issued for periods beginning after December 15, 1997. These disclosure requirements will have no material impact on the Company's financial position or results of operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect that the adoption of this Statement will have a material impact on the Company's financial position or results of operation.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item 3 is included in Item 2 of Part I of this Form 10-Q, entitled "Management's Discussion and Analysis."

Part II. OTHER INFORMATION

Item 1.         Legal Proceedings.

During the quarter ended June 30, 1998 there were no new legal proceedings and no material developments to items reported in Part I, Item 3 of the Company's Annual Report for the year ended December 31, 1997 on Form 10-K filed with the Securities and Exchange Commission on March 25, 1998.

Item 2.         Changes in Securities.

         (a) Not applicable.
         (b) Not applicable.
         (c)    Not applicable.
         (d)    Not applicable.

Item 3.         Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (c) The following is a brief description of the matters voted upon at the Annual Meeting, including the tabulation of votes.


         1.     Election of four directors, each for a three-year term

                                                     Votes For                  Votes Withheld
                                                     ---------                  --------------

                Bruce G. Atwood                      3,099,918                  36,220
                Ralph B. Carver, Jr.                 3,098,035                  38,103
                Joel S. Geller                       3,096,191                  39,947
                Jay Timothy Noonan                   3,097,878                  38,260

         2. Deferred Stock Compensation Plan for Directors. The Plan permits non-employee Directors of the Company or any of its subsidiaries to elect to defer payment of compensation for service as a Director.

                Votes For         Votes Against      Abstentions                    Broker Non-Votes
                ---------         -------------      -----------                    ----------------
                2,706,953         389,731            35,940                                0


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

         4.2 Form of Indenture between Abington Bancorp, Inc. and State Street Bank and Trust Company incorporated by reference to
                Exhibit 4.1 of the Registration Statement on Form S-2 of the Company and Abington Bancorp Capital Trust, filed on May 12, 1998.

         4.3 Form of Junior Subordinated Debenture incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-2 of the Company and Abington Bancorp Capital Trust, filed on May 12, 1998.

         4.4 Form of Amended and Restated Trust Agreement by and among the Company, State Street Bank and Trust Company, Wilmington Trust Company and the Administrative Trustees of the Trust incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-2 of the Company and Abington Bancorp Capital Trust, filed on May 12, 1998.

         4.5 Form of Preferred Securities Guarantee Agreement by and between the Company and State Street Bank and Trust Company incorporated by reference to Exhibit 4.6 of the Registration Statement on Form S-2 of the Company and Abington Bancorp Capital Trust, filed on May 12, 1998.

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

         *10.3 Special Termination Agreement dated as of May 28, 1998 among the Company, the Bank and John R. Sylva.

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

                (c) Amendment No. 2 to Amended and Restated Special Termination Agreement, dated as of April 16, 1998, by and among the Company, the Bank and Mario A. Berlinghieri, incorporated by reference to the Company's quarterly report on Form 10-Q for the first quarter of 1998, filed on May 8, 1998.

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

                (b) Amendment No. 1 to Special Termination Agreement, dated April 16, 1998, by and among the Company, the Bank and Robert M. Lallo, incorporated by reference to the Company's quarterly report on Form 10-Q for the first quarter of 1998, filed on May 8, 1998.

         *10.12 Merger Severance Benefit Program dated as of August 28, 1997, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the third quarter of 1997, filed on November 15, 1997.

         *10.13 Supplemental Executive Retirement Agreement between the Bank and
                James P. McDonough dated as of March 26, 1998, incorporated by reference to the Company's quarterly report on Form 10-Q for the first quarter of 1998, filed on May 8, 1998.

         *10.14 Deferred Stock Compensation Plan for Directors, effective July
                1, 1998, incorporated by reference to Annex A to the Company's Proxy Statement for its 1998 Annual Meeting, filed on April 13, 1998.

         11.1 A statement regarding the computation of earnings per share is included in Item 1 (Note E to Notes to Unaudited Consolidated Financial Statements) of this Report.

         27.1   Financial Data Schedule, June 30, 1998.

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

                                     ABINGTON BANCORP, INC.
                                     ----------------------
                                          (Company)

Date:  August 10, 1998              By  /S/James P. McDonough
                                      -----------------------
                                    James P. McDonough
                                    President and Chief
                                    Executive Officer

Date:  August 10, 1998              By  /S/Robert M. Lallo
                                      ---------------------
                                    Robert M. Lallo
                                    Treasurer
                                    (Principal Financial Officer)

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

         4.2 Form of Indenture between Abington Bancorp, Inc. and State Street Bank and Trust Company incorporated by reference to
                Exhibit 4.1 of the Registration Statement on Form S-2 of the Company and Abington Bancorp Capital Trust, filed on May 12, 1998.

         4.3 Form of Junior Subordinated Debenture incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-2 of the Company and Abington Bancorp Capital Trust, filed on May 12, 1998.

         4.4 Form of Amended and Restated Trust Agreement by and among the Company, State Street Bank and Trust Company, Wilmington Trust Company and the Administrative Trustees of the Trust incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-2 of the Company and Abington Bancorp Capital Trust, filed on May 12, 1998.

         4.5 Form of Preferred Securities Guarantee Agreement by and between the Company and State Street Bank and Trust Company incorporated by reference to Exhibit 4.6 of the Registration Statement on Form S-2 of the Company and Abington Bancorp Capital Trust, filed on May 12, 1998.

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

         *10.3 Special Termination Agreement dated as of May 28, 1998 among the Company, the Bank and John R. Sylva.

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

                (c) Amendment No. 2 to Amended and Restated Special Termination Agreement, dated as of April 16, 1998, by and among the Company, the Bank and Mario A. Berlinghieri, incorporated by reference to the Company's quarterly report on form 10-Q for the first quarter of 1998, filed on May 8, 1998.

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

                (b) Amendment No. 1 to Special Termination Agreement, dated as of April 16, 1998, by and among the Company, the Bank and Robert
                M. Lallo, incorporated by reference to the Company's quarterly report on Form 10-Q for the first quarter of 1998, filed on May 8, 1998.

         *10.12 Merger Severance Benefit Program dated as of August 28, 1997, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the third quarter of 1997, filed on November 15, 1997.

         *10.13 Supplemental Executive Retirement Agreement between the Bank and
                James P. McDonough dated as of March 26, 1998, incorporated by reference to the Company's quarterly report on Form 10-Q for the first quarter of 1998, filed on May 8, 1998.

         *10.14 Deferred Stock Compensation Plan for Directors, effective July
                1, 1998, incorporated by reference to Annex A to the Company's Proxy Statement for its 1998 Annual Meeting, filed on April 13, 1998.

         11.1 A statement regarding the computation of earnings per share is included in Item 1 (Note E to Notes to Unaudited Consolidated Financial Statements) of this Report.

         27.1   Financial Data Schedule, June 30, 1998

------------------------------------------

*  Management Compensatory Plan