Form 10-Q
period 1998-09-30
ABINGTON BANCORP INC
filed 1998-11-12
CIK 812146

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                    ----------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES
            EXCHANGE ACT OF 1934 for Quarter Ended September 30, 1998

                    ----------------------------------------


                         Commission File Number 0-16018


                             ABINGTON BANCORP, INC.
           ----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



        Massachusetts                                       04-3334127
---------------------------------                   ---------------------------
(State or Other Jurisdiction                        (I.R.S. Identification No.)
of Incorporation or Organization)


536 Washington Street, Abington, Massachusetts                02351
----------------------------------------------             ----------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code       (781) 982-3200
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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 3,347,300 shares as of November 5, 1998.

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

                             ABINGTON BANCORP, INC.
                                    FORM 10-Q

                                      INDEX


                                                                          Page
                                                                          ----
Part I    Financial Information

Item 1.   Financial Statements

            Consolidated Balance Sheets as of September 30, 1998
            (Unaudited) and December 31, 1997............................   4

            Consolidated Statements of Operations (Unaudited) for the
            Three and Nine Months Ended September 30, 1998 and
            1997.........................................................   5

            Consolidated Statements of Changes in Stockholders'
            Equity (Unaudited) for the Nine Months Ended
            September 30, 1998 and 1997..................................   6

            Consolidated Statements of Cash Flows (Unaudited)
            for the Nine Months Ended September 30, 1998 and 1997........   7

            Notes to Unaudited Consolidated Financial Statements.........   9

Item 2.   Management's Discussion and Analysis of Consolidated
            Financial Condition and Results of Operations................  15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk......  34

Part II   Other Information

Item 1.     Legal Proceedings ...........................................  35

Item 2.     Change in Securities ........................................  35

Item 3.     Defaults upon Senior Securities..............................  35

Item 4.     Submission of Matters to a Vote of Security Holders..........  35

Item 5.     Other Information............................................  35

Item 6.     Exhibits and Reports on Form 8-K.............................  35

Signature Page...........................................................  39

Index to  Exhibits.......................................................  40


--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                   (Unaudited)

                                                               September 30,   December 31,
                                                                   1998            1997
                                                               -------------   ------------
                                                                      (In Thousands)
ASSETS

Cash and due from banks .................................      $  12,872        $  13,312
Short-term investments ..................................            216              163
                                                               ---------        ---------

  Total cash and cash equivalents .......................         13,088           13,475
                                                               ---------        ---------

Loans held for sale .....................................          2,550            1,332
Securities:
  Mortgage-backed investments - held for
    investment - market value of $64,129
    in 1997 .............................................           --             64,021
  Securities available for sale - at
    market value ........................................        190,551          101,031
Loans ...................................................        327,828          331,740
  Less:
    Allowance for possible loan losses ..................         (2,908)          (2,280)
                                                               ---------        ---------
    Loans, net ..........................................        324,920          329,460
                                                               ---------        ---------

Federal Home Loan Bank stock ............................          9,205            8,151
Banking premises and equipment, net .....................          8,157            6,294
Other real estate owned, net ............................           --                265
Intangible assets .......................................          2,981            3,284
Other assets ............................................          8,326            4,673
                                                               ---------        ---------
                                                               $ 559,778        $ 531,986
                                                               ---------        ---------
                                                               ---------        ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits ................................................      $ 348,792        $ 324,934
Short-term borrowings ...................................         27,657           55,910
Long-term debt ..........................................        130,500          110,000
Accrued taxes and expenses ..............................          4,567            3,337
Other liabilities .......................................          2,071            1,484
                                                               ---------        ---------
    Total liabilities ...................................        513,587          495,665
                                                               ---------        ---------

Guaranteed preferred beneficial interest in the Company's
  junior subordinated debentures, net ...................         11,915             --

Commitments and contingencies
Stockholders' equity:
  Serial preferred stock, $.10 par value,
    3,000,000 shares authorized; none issued ............           --               --
  Common stock, $.10 par value 12,000,000
    shares authorized; 4,795,000 and 4,676,000
    shares issued in 1998 and 1997, respectively ........            480              468
  Additional paid-in capital ............................         21,833           21,094
  Retained earnings .....................................         22,333           19,858
                                                               ---------        ---------
                                                                  44,646           41,420
  Treasury stock - 1,448,000 and 1,039,000 shares
  for 1998 and 1997, respectively, at cost ..............        (13,283)          (5,931)
  Unearned compensation - ESOP ..........................           (170)            (231)
  Other accumulated comprehensive income -
  Net unrealized gain on available for
    sale securities, net of taxes .......................          3,083            1,063
                                                               ---------        ---------
    Total stockholders' equity ..........................         34,276           36,321
                                                               ---------        ---------
                                                               $ 559,778        $ 531,986
                                                               ---------        ---------
                                                               ---------        ---------


     See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------
                                   (Unaudited)


                                                      Three Months Ended       Nine Months Ended
                                                         September 30             September 30
                                                   -----------------------   -----------------------
                                                     1998          1997         1998         1997
                                                   ----------   ----------   ----------   ----------
                                                        (In thousands, except per share data)

Interest and dividend income:

  Interest and fees on loans ................      $    6,521   $    6,226   $   19,702   $   18,397
  Interest on mortgage-backed investments ...           2,104        2,315        6,103        6,869
  Interest on bonds and obligations .........             865          440        2,166        1,245
  Dividend income ...........................             161          147          465          439
  Interest on short-term investments ........              15           12           94           35
                                                   ----------   ----------   ----------   ----------
    Total interest and dividend income ......           9,666        9,140       28,530       26,985
                                                   ----------   ----------   ----------   ----------
Interest expense:
 Interest on deposits .......................           3,005        2,803        8,776        8,197
 Interest on short-term borrowings ..........             423          499        1,614        1,952
 Interest on long-term debt .................           1,926        1,767        5,782        4,691
                                                   ----------   ----------   ----------   ----------

    Total interest expense ..................           5,354        5,069       16,172       14,840
                                                   ----------   ----------   ----------   ----------

Net interest income .........................           4,312        4,071       12,358       12,145
Provision for possible loan losses ..........             190          158          570          473
                                                   ----------   ----------   ----------   ----------
Net interest income, after provision for
  Possible loan losses ......................           4,122        3,913       11,788       11,672
                                                   ----------   ----------   ----------   ----------
Non-interest income:
  Loan servicing fees .......................             119          152          358          414
  Other customer service fees ...............             972          834        2,755        2,305
  Gain on sales of securities, net ..........             366          108        1,388          326
  Gain on sales of mortgage loans, net ......             128           49          342          170
  Gain on sales and write-down of
  other real estate owned,  net .............            --           --             43           94
Other .......................................             115           69          269          241
                                                   ----------   ----------   ----------   ----------
    Total non-interest income ...............           1,700        1,212        5,155        3,550
                                                   ----------   ----------   ----------   ----------
Non-interest expense:
  Salaries and employee benefits ............           2,103        1,701        5,766        4,898
  Occupancy and equipment expenses ..........             747          612        2,059        1,796
  Trust preferred securities expense (Note F)             259         --            325         --
  Other non-interest expense ................           1,075          994        3,618        3,190
                                                   ----------   ----------   ----------   ----------
    Total non-interest expense ..............           4,184        3,307       11,768        9,884
                                                   ----------   ----------   ----------   ----------
Income before provision for income
         taxes ..............................           1,638        1,818        5,175        5,338
Provision for income taxes ..................             573          691        1,820        2,063
                                                   ----------   ----------   ----------   ----------
    Net income ..............................      $    1,065   $    1,127   $    3,355   $    3,275
                                                   ----------   ----------   ----------   ----------
                                                   ----------   ----------   ----------   ----------
Earnings per share
   Basic -
       Net income per share .................      $      .31   $      .31   $      .95   $      .88
                                                   ----------   ----------   ----------   ----------
                                                   ----------   ----------   ----------   ----------
       Weighted average common shares .......       3,470,000    3,686,000    3,539,000    3,736,000
                                                   ----------   ----------   ----------   ----------
                                                   ----------   ----------   ----------   ----------
Diluted -
   Net income per share .....................      $      .29   $      .29   $      .89   $      .82
                                                   ----------   ----------   ----------   ----------
                                                   ----------   ----------   ----------   ----------
Weighted average common and common share and
  share  equivalents ........................       3,687,000    3,946,000    3,781,000    3,978,000
                                                   ----------   ----------   ----------   ----------
                                                   ----------   ----------   ----------   ----------

Dividends per  share ........................      $      .05   $      .05   $      .25   $      .15
                                                   ----------   ----------   ----------   ----------
                                                   ----------   ----------   ----------   ----------


     See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------
                                   (Unaudited)


                                                                                               Net
                                                                                            Unrealized
                                                                                                Gain
                                                                                             (Loss) on
                                                       Additional                            Available    Unearned
                                             Common     Paid-In     Retained     Treasury     for Sale    Compensa-
                                             Stock      Capital     Earnings      Stock      Securities   tion-ESOP       Total
                                            --------   ---------    --------     --------   -----------   ----------     --------
                                                                                          (In thousands)
Balance at December 31, 1997 ...........    $    468    $ 21,094    $ 19,858     $ (5,931)    $  1,063     $   (231)    $ 36,321
Net income .............................        --          --         3,355         --           --           --          3,355
Decrease in unearned
 compensation--ESOP ....................        --          --          --           --           --             61           61
Effect of reclassification of securities
 from held-to-maturity to available for
 sale, net of taxes ....................        --          --          --           --            245         --            245
Increase in unrealized gain  on
  available for sale securities,
  net of taxes .........................        --          --          --           --          1,775         --          1,775
Issuance of stock ......................          12         739        --           --           --           --            751
Repurchase of stock ....................        --          --          --         (7,352)        --           --         (7,352)
Dividends declared ($.25 per share) ....        --          --          (880)        --           --           --           (880)
                                            --------    --------    --------     --------     --------     --------     --------
Balance at September 30, 1998 ..........    $    480    $ 21,833    $ 22,333     $(13,283)    $  3,083     $   (170)    $ 34,276
                                            --------    --------    --------     --------     --------     --------     --------
                                            --------    --------    --------     --------     --------     --------     --------
Balance at December 31, 1996 ...........    $    467    $ 20,923    $ 16,221     $ (3,703)    $    (50)    $   (312)    $ 33,546
Net income .............................        --          --         3,275         --           --           --          3,275
Decrease in unearned--
 compensation--ESOP ....................        --          --          --           --           --             61           61
Issuance of stock ......................           1          55        --           --           --           --             56
Increase in unrealized gain on
  available for sale securities,
  net of taxes .........................        --          --          --           --            819         --            819
Repurchase of stock ....................        --          --          --         (1,455)        --           --         (1,455)
Dividends declared ($.15 per share) ....        --          --          (558)        --           --           --           (558)
                                            --------    --------    --------     --------     --------     --------     --------
Balance at September 30, 1997 ..........    $    468    $ 20,978    $ 18,938     $ (5,158)    $    769     $   (251)    $ 35,744
                                            --------    --------    --------     --------     --------     --------     --------
                                            --------    --------    --------     --------     --------     --------     --------


    See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                     Nine Months Ended
                                                       September 30,
                                                  -----------------------
                                                     1998         1997
                                                  ---------     ---------
                                                       (In thousands)
Cash flows from operating activities:
 Net income ..................................    $   3,355     $   3,275

 Adjustments to reconcile net income to net cash provided (used) by operating activities

     Provision for loan losses ...............          570           473
(Gain) loss on sales and write-down of
       other real estate owned, net ..........          (43)          (94)
     Amortization, accretion and depreciation,
       net ...................................        1,310         1,363
Gain on sales of securities, net .............       (1,388)         (326)
Loans originated for sale in the
    secondary market .........................      (23,988)      (14,400)
   Proceeds from sales of loans ..............       23,112        16,160
   Gain on sales of mortgage loans, net ......         (342)         (170)
   Other, net ................................       (3,099)         (426)
                                                  ---------     ---------
Net cash provided (used) by operating
     activities ..............................         (513)    $   5,855
                                                  ---------     ---------

Cash flows from investing activities:
Purchase of held for investment
     securities ..............................       (2,844)       (2,067)
 Proceeds from principal payments received
     on held for investment securities .......        5,562         5,556
 Proceeds from sales of available for sale
  securities .................................       58,584        21,471
 Proceeds from principal payments on
  available for sale securities ..............       33,651        10,756
 Purchase of available for sale securities ...     (115,721)      (39,949)
 Loans (originated/purchased) paid, net ......        3,970       (11,533)
Purchases of FHLB stock ......................       (1,054)         --


     See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

--------------------------------------------------------------------------------

                                   (Unaudited)


                                                          Nine Months Ended
                                                            September 30,
                                                        ---------------------
                                                          1998         1997
                                                        --------     --------
                                                            (In thousands)

Purchase of banking premises and equipment
  and improvements to other real estate
  owned ............................................    $ (2,785)    $   (982)
Proceeds from sales of other real estate
  owned ............................................         308          594
                                                        --------     --------
Net cash provided (used) by investing
  activities .......................................     (29,329)     (16,154)
                                                        --------     --------

Cash flows from financing activities:
 Net increase in deposits ..........................      23,858       15,123
 Net increase (decrease) in borrowings with original
  maturities of three months or less ...............     (33,253)        (301)
Proceeds from short-term borrowings with
  maturities in excess of three months .............      25,000       15,000
Principal payments on short-term borrowings
  with maturities in excess of three months ........     (20,000)     (45,000)
Proceeds from issuance of long-term debt ...........      50,000       39,000
Principal payments on long term debt ...............     (29,500)     (11,353)
Proceeds from exercise of stock options ............         667           56
Net proceeds of issuance of guaranteed preferred
  beneficial interest
  in junior subordinated debentures ................      11,915         --
Purchase of treasury stock .........................      (7,352)      (1,455)
Cash paid for dividends ............................        (880)        (558)
                                                        --------     --------
  Net cash provided from financing
   activities ......................................      20,455       10,512
                                                        --------     --------
Net increase (decrease)in cash and cash
  equivalents ......................................        (387)         213
Cash and cash equivalents at beginning of
  period ...........................................      13,475     $  9,708
                                                        --------     --------
Cash and cash equivalents at end of period .........    $ 13,088     $  9,921
                                                        --------     --------
                                                        --------     --------
Supplemental cash flow information:
   Interest paid on deposits .......................    $  8,753     $  8,196
   Interest paid on borrowed funds .................       7,479        6,623
   Income taxes paid ...............................       1,863        2,876
   Transfers to other real estate owned,
    net ............................................         265          160
Transfers of securities from held-to-maturity to
 available for sale ................................      61,232         --



     See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

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

     The accompanying consolidated financial statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 have been prepared by the Company without audit, and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to reflect a fair statement of the results of the interim periods presented. On January 31, 1997, in connection with the holding company formation, each share of the Bank's common stock previously outstanding was converted automatically into one share of common stock of the Company, and the Bank became a wholly-owned subsidiary of the Company. This reorganization had no impact on the consolidated financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the footnotes contained in the Bank's consolidated financial statements as of and for the year ended December 31, 1997, which are included in the Company's Annual Report to Stockholders. Interim results are not necessarily indicative of results to be expected for the entire year.

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

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (continued)

--------------------------------------------------------------------------------

B)   DIVIDEND DECLARATION

     The Board of Directors of Abington Bancorp., Inc. declared a cash dividend of $.05 per share to holders of its common stock in September 1998. These dividends were payable on October 22, 1998 to stockholders of record as of the close of business on October 8, 1998.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (continued)

--------------------------------------------------------------------------------

C)   Stock Repurchase Program

     On March 27, 1997, the Company announced that its Board of Directors had authorized the Company to repurchase up to 10% (375,000 shares) of its currently outstanding Common stock from time to time at prevailing market prices. Additionally, on February 24, 1998, the Company announced that its Board of Directors had authorized the Company an additional 10% (347,000) of its outstanding Common stock, as adjusted for amounts remaining to be repurchased as under the March 1997 plan. The Board delegated to the discretion of the Company's senior management the authority to determine the timing of the repurchase program's commencement, subsequent purchases and the prices at which the repurchases will be made.

     As of November 5, 1998, the Company had repurchased 574,100 shares of its common stock under these plans at a total cost of approximately $9,581,000. All of the repurchases were subsequent to March 31, 1997.

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

     Below is comprehensive income of the Company reported in accordance with SFAS No. 130 (dollars in 000's):


                                                 Three Months Ended   Nine Months Ended
                                                    September 30,       September 30,
                                                  ----------------    ----------------
                                                   1998      1997      1998      1997
                                                  ------    ------    ------    ------
Net income as reported .................          $1,065    $1,127    $3,355    $3,275
Unrealized gains/(losses) on
  securities, net of tax effects .......           2,085       587     2,608     1,015
  Less:  Reclassification
    Adjustment for securities
    gains included in net
    income, net of tax effects .........             220        65       833       196
                                                  ------    ------    ------    ------
  Comprehensive income before transfers
  of held-to-maturity securities .......           2,930     1,649     5,130     4,094

  Add:  Net unrealized gains on
  securities transferred from held-
  to-maturity to available for sale,
  net of tax effects ...................             --        --        245      --
                                                  $2,930    $1,649    $5,375    $4,094
                                                  ------    ------    ------    ------
                                                  ------    ------    ------    ------


--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (continued)

--------------------------------------------------------------------------------

E)   Earnings Per Share Calculation

     The Company computes earnings per share in accordance with SFAS No. 128. This Statement supersedes APB No. 15 regarding the presentation of earnings per share ("EPS") on the face of the income statement. SFAS No. 128 replaced the presentation of Primary EPS with a Basic EPS calculation that excludes the dilutive effect of common stock equivalents. The Statement requires a dual presentation of Basic and Diluted EPS, which is computed similarly to Fully Diluted EPS pursuant to APB No. 15, for all entities with complex capital structures. This Statement was effective for fiscal years ending after December 15, 1997 and requires restatement of all prior period EPS data presented, including quarterly information. The Company's common stock equivalents consist primarily of dilutive outstanding stock options computed under the treasury stock method. Basic and Diluted EPS computations for the three and nine months ended September 30, 1998 and 1997 are as follows:


                                       Three Months Ended           Nine Months Ended
                                          September 30,               September 30,
                                    ------------------------    ------------------------
                                       1998          1997          1998          1997
                                    ----------    ----------    ----------    ----------
                                      (In thousands except per share and share data)

Net Income .....................    $    1,065    $    1,127    $    3,355         3,275
                                    ----------    ----------    ----------    ----------
                                    ----------    ----------    ----------    ----------
  EARNINGS PER SHARE:
  Basic-
  Earnings per share ...........    $      .31    $      .31    $      .95    $      .88
                                    ----------    ----------    ----------    ----------
                                    ----------    ----------    ----------    ----------
  Weighted average common shares     3,470,000     3,686,000     3,539,000     3,736,000
                                    ----------    ----------    ----------    ----------
                                    ----------    ----------    ----------    ----------
  Diluted-
  Earnings per share ...........    $      .29    $      .29    $      .89    $      .82
                                    ----------    ----------    ----------    ----------
                                    ----------    ----------    ----------    ----------
  Weighted average common shares
  and share equivalents ........     3,687,000     3,946,000     3,781,000     3,978,000
                                    ----------    ----------    ----------    ----------
                                    ----------    ----------    ----------    ----------


--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (continued)

--------------------------------------------------------------------------------

F) Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures

     In May 1998, the Company formed a Delaware business trust, Abington Bancorp Capital Trust (the "Trust"). All of the common securities of this special purpose Trust are owned by the Company ; the Trust exists solely to issue capital securities. For financial reporting purposes, the Trust is reported as a subsidiary and is consolidated into the financial statements of Abington Bancorp, Inc. and subsidiaries. The capital securities are presented as a separate line item on the consolidated balance sheet as a guaranteed preferred beneficial interest in the Company's Junior Subordinated Debentures (trust-preferred securities). The Trust has issued trust preferred securities and invested the net proceeds in junior subordinated deferrable interest debentures (subordinated debentures) issued to the Trust by the Company. The subordinated debentures are the sole assets of the Trust. The Company has the right to defer payment of interest on the subordinated debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debentures are deferred, the distributions on the trust preferred securities are also deferred. Interest on the subordinated debentures is cumulative. The Company, through guarantees and agreements, has fully and unconditionally guaranteed all of the Trust's obligations under the trust-preferred securities.

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

     The trust-preferred securities pay interest at a rate of 8.25% per annum with quarterly distributions commencing on the last day of September 1998. The Trust issued 1,265,000 shares of $10 per share liquidation value per preferred security at a total cost of approximately $735,000 which has been deferred and is netted against the outstanding value of the trust-preferred securities on the accompanying balance sheet. The offering costs are being amortized over the life of the trust-preferred securities, which will mature on June 30, 2029. Distributions, including those accrued and accumulated, of $325,000 relating to these trust preferred securities is reflected in non-interest expense. The maturity date may be shortened to a date not earlier than 2003 if certain conditions are met, including obtaining approval from the Board of Governors of the Federal Reserve System. The redemption price of the trust- preferred securities would equal the liquidation value of each security.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (continued)

--------------------------------------------------------------------------------

G.   Transfer of Held-to-Maturity Securities

     As of June 30, 1998, the Company elected to transfer the balance of its securities classified as held-to-maturity to available for sale in accordance with the guidelines set forth by SFAS No. 115. This decision was made by the Board of Directors and Management of the Company after a review of its policies and practices of accounting for investments in light of recent economic changes and given potential opportunities from an asset-liability management perspective. At this time there have been no sales or transfers of securities which would otherwise necessitate this broad reclassification. However, the reclassification was made as of June 30, 1998 to more accurately reflect the Company's change in intention with respect to securities previously classified as held-to-maturity. Per SEC guidelines, this reclassification prohibits the Company from classifying securities as held-to-maturity for a period of at least two years.

--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

GENERAL

The Company's results of operations depend primarily on its net interest income after provision for possible loan losses, its revenue from other banking services and non-interest expenses. The Company's net interest income depends upon the net interest rate spread between the yield on the Company's loan and investment portfolios and the cost of funds, consisting primarily of interest expense on deposits and Federal Home Loan Bank advances. The interest rate spread is affected by the match between the maturities or repricing intervals of the Company's assets and liabilities, the mix and composition of interest sensitive assets and liabilities, economic factors influencing general interest rates, loan prepayment speeds, loan demand and savings flows, as well as the effect of competition for deposits and loans. The Company's net interest income is also affected by the performance of its loan portfolio, amortization or accretion of premiums or discounts on purchased loans and mortgage - backed securities, and the level of non-earning assets. Revenues from loan fees and other banking services depend upon the volume of new transactions and the market level of prices for competitive products and services. Non-interest expenses depend upon the efficiency of the Company's internal operations and general market and economic conditions.

NET INTEREST INCOME

Net interest income is affected by the mix and volume of assets and liabilities, the movement and level of interest rates, and interest spread, which is the difference between the average yield received on earning assets and the average rate paid on deposits and borrowings. The Company's net interest rate spread was 3.20% and 3.10% for the quarter and nine months ended September 30, 1998, respectively and 3.29% and 3.31% for the quarter and nine months ended September 30, 1997, respectively. The results for the first nine months of 1998 includes approximately $400,000 of accelerated premium amortization related to purchased loan portfolios which had unusually high customer prepayment activity during the first six months of 1998. This reflects the lower long term interest rates which have existed through the latter portion of 1997 and through the third quarter of 1998 which has caused generally lower yields on newly originated or purchased loans and investment securities.

The level of nonaccrual (impaired) loans and other real estate owned can have an impact on net interest income but has generally been immaterial in 1997 or 1998. At September 30, 1998, the Company had $588,000 in nonaccrual loans, and no other real estate owned, compared to $622,000 in nonaccrual loans and $265,000 in other real estate owned as of December 31, 1997.

--------------------------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------



The table below presents the components of interest income and expense for the major categories of assets and liabilities for the periods indicated.


                                                       Three Months Ended           Nine Months Ended
                                                          September 30                 September 30
                                                          ------------                 ------------
                                                      1998            1997          1998          1997
                                                      ----            ----          ----          ----


Interest and dividend income:
 Interest and fees on loans.................         $ 6,521      $  6,226     $  19,702      $ 18,397
 Interest on mortgage-backed investments....           2,104         2,315         6,103         6,869
 Interest on bonds and obligations..........             865           440         2,166         1,245
 Dividend income............................             161           147           465           439
 Interest on short-term investments.........              15            12            94            35
                                                     -------      --------     ---------      --------
  Total interest and dividend income........         $ 9,666      $  9,140     $  28,530        26,985
                                                     -------      --------     ---------      --------

Interest expense:
 Interest on deposits.......................           3,005         2,803         8,776         8,197
 Interest on short-term borrowings..........             423           499         1,614         1,952
 Interest on long-term debt.................           1,926         1,767         5,782         4,691
                                                     -------      --------     ---------      --------
  Total interest expense....................           5,354         5,069        16,172        14,840
                                                     -------      --------     ---------      --------
Net interest income.........................         $ 4,312      $  4,071     $  12,358      $ 12,145
                                                     -------      --------     ---------      --------
                                                     -------      --------     ---------      --------

A breakdown of the components of the Company's net interest-rate spread is as follows:


                                                        Three Months Ended        Nine Months Ended
                                                           September 30              September 30
                                                           --------- --              ------------
                                                          1998         1997      1998           1997
                                                          ----         ----      ----           ----

Weighted average yield earned on:
   Loans.....................................              7.85%    8.17%       7.83%             8.15%
   Mortgage-backed investments...............              6.81     6.87        6.64              6.87
   Bonds and obligations.....................              7.22     7.16        7.09              7.19
   Marketable and other equity securities....              4.55     4.94        4.57              4.91
   Short-term investments....................              6.57     6.88        5.90              6.30

Weighted average yield earned on
   interest-earning assets....................             7.45     7.67        7.39              7.65

Weighted average rate paid on:
   NOW and non-interest NOW deposits..........              .85      .87         .85               .87
     Savings deposits.........................             2.24     2.17        2.22              2.24
     Time deposits.............................            5.62     5.77        5.63              5.72
     Total deposits............................            3.47     3.57        3.48              3.58
     Short-term borrowings.....................            5.57     5.62        5.53              5.50
     Long-term debt............................            6.08     6.21        6.04              6.09

   Weighted average rate paid on
   interest-bearing liabilities..............              4.25     4.38        4.29              4.34

Net interest-rate spread.....................              3.20%    3.29%       3.10%             3.31%

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


                                                                     Three Months Ended September
                                                                  ---------------------------------
                                                                           1998   vs.   1997
                                                                          Increase (decrease)
                                                                          -------------------
                                                                                 Due to
                                                                  ---------------------------------
                                                                  Volume         Rate         Total
                                                                  ------         ----         -----
                                                                            (In thousands)

Interest and dividend income:

  Loans..............................                          $  1,587       $ (1,292)       $  295
  Mortgage-backed investments........                              (191)           (20)         (211)
  Bonds and obligations..............                               422              3           425
  Equity securities..................                                76            (62)           14
  Short-term investments.............                                30            (27)            3
                                                               --------       --------        ------

      Total interest and dividend
       income........................                             1,924         (1,398)          526
                                                               --------       --------        ------
Interest expense:
  NOW deposits.......................                                55            (29)           26
  Savings deposits...................                                32            17             49
  Time deposits......................                               439           (312)          127
  Short-term borrowings..............                               (72)            (4)          (76)
  Long-term debt.....................                               381           (222)          159
                                                               --------       --------        ------
      Total interest expense.........                               835           (550)          285
                                                               --------       --------        ------

Net interest income..................                          $  1,089       $   (848)       $  241
                                                               --------       --------        ------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                                 Nine Months Ended September 30,
                                                              ------------------------------------
                                                                         1998 vs. 1997
                                                                      Increase (decrease)
                                                                      -------------------
                                                                             Due to
                                                              ------------------------------------
                                                              Volume          Rate           Total
                                                              ------          ----           -----
                                                                         (In thousands)

Interest and dividend income:

  Loans..............................                        $ 2,410        $(1,105)        $ 1,305
  Mortgage-backed investments........                           (541)          (225)           (766)
  Bonds and obligations..............                            949            (28)            921
  Equity securities..................                             72            (46)             26
  Short-term investments.............                             63             (4)             59
                                                             -------        -------         -------

      Total interest and dividend
       income.......................                           2,953         (1,408)          1,545
                                                             -------        -------         -------

Interest expense:
  NOW deposits.......................                             93            (16)             77
  Savings deposits...................                             76            (30)             46
  Time deposits......................                            609           (153)            456
  Short-term borrowings..............                           (354)            16            (338)
  Long-term debt.....................                          1,156            (65)          1,091
                                                             -------        -------         -------

      Total interest expense.........                          1,580           (248)          1,332
                                                             -------        -------         -------

Net interest income..................                        $ 1,373        $(1,160)        $   213
                                                             -------        -------         -------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

GENERAL. Net income for the quarter ended September 30, 1998 was $1,065,000 or $.29 per diluted share compared to a net income of $1,127,000 or $.29 per diluted share in the corresponding period of 1997, a net decrease of $62,000 or 5.5%. The overall decline in net income was mainly attributable to lower net interest rate spreads and increases in non-interest expenses offset in part by increases in customer service fees and gains on sales of securities and mortgages.

INTEREST AND DIVIDEND INCOME. Interest and dividend income increased $526,000 or 5.8% during the three month period ended September 30, 1998, as compared to the same period in 1997. The increase was attributable to increases in earning assets, particularly loans, offset in part by reductions in the yield earned on those assets. The balance of average earning assets for the three month period ended September 30, 1998 was approximately $518,986,000 as compared to $476,366,000 for the same period in 1997, an overall increase of $42,620,000 or 8.2%. The increase in earning assets was generally due to increases in average loan balances which were $332,355,000 for the three months ended September 30, 1998, as compared to $304,649,000 for the same period in 1997, an increase of $27,706,000 or 9.1%. This increase was generally caused by larger volumes of commercial loan originations in 1997 and into 1998 as well as higher residential loan balances which were the result of the steady volume of loan originations and purchases throughout 1997 and into 1998. See "Liquidity and Capital Resources" and "Asset/Liability Management" for further discussion of the Company's investment strategies.

The average yield earned on loans decreased for the third quarter of 1998 as compared to 1997 primarily due to the effect of higher prepayments on higher yielding residential loans and lower rates earned on newer originations or purchases, particularly over the past nine months. Additionally, loan yields were negatively affected by yield adjustments on loan pools which had been acquired at a premium purchase price, which were the result of unusually heavy prepayment activity on those pools associated with the favorable refinancing market. The yield on loans for the three months ended September 30, 1998 was 7.85% as compared to 8.17% for the same period in 1997. Given the current relatively low long term interest rates and relatively strong economy, similar yield declines could occur in the future. Yields on loans were positively affected by growth in the Company's commercial loan portfolio which has grown to approximately $59,500,000 at September 30, 1998 from $45,800,000 at September 30, 1997, an increase of $13,700,000 or 29.9%. Commercial loans typically carry a higher yield than residential mortgages.

Average balances of mortgage-backed investments and investment securities were $123,600,000 and $47,954,000, respectively, for the three months ended September 30, 1998 as compared to $134,819,000 and $24,565,000, respectively, for the corresponding period in 1997. These balances, when combined, increased $12,170,000 or 7.6%. The yield on mortgage-backed investments decreased to 6.81% in the third quarter of 1998, as compared to 6.87% in the same period in 1997. The declines in these yields reflects the lower interest rate environment for investment opportunities since mid-1997 as well as the effects of increased prepayments on the Company's higher yielding securities in the mortgage-backed investment portfolio, the proceeds of which were reinvested at lower rates.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


The yield on investment securities increased to 7.22% in the third quarter of 1998 as compared to 7.16% in 1997 generally due to a greater proportion of this portfolio being comprised of corporate securities, which tend to carry a higher yield than government guaranteed securities due to greater credit risk. The Company tends to purchase corporate securities related to those corporations with investment grade credit ratings.

INTEREST EXPENSE. Interest expense for the quarter ended September 30, 1998 increased $285,000 or 5.6% compared to the same period in 1997, generally due to increases in deposit and borrowed fund balances, which was partially offset by decreases in the average rates paid on deposits and borrowed funds. The blended weighted average rate paid on deposits and borrowed funds was 4.25% for the three months ended September 30, 1998 as compared to 4.38% for the same period in 1997. The weighted average rates paid on deposits was 3.47% for the quarter ended September 30, 1998 as compared to 3.57% for the same period in 1997. The overall cost of deposits has declined in the third quarter of 1998 as compared to the same period in 1997, generally due to the continued success of promotional efforts to attract core deposits (NOW accounts, demand deposits, savings and money markets), which typically have a lower cost of funds than time deposits and borrowings. The average balance of core and time deposits rose to $186,911,000 and $159,930,000, respectively, for the third quarter of 1998 as compared to $166,682,000 and $146,969,000, respectively, for the corresponding period in 1997, for increases of 12.1% and 8.8%, respectively. The Company will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings. The average balances of borrowed funds increased overall, during the third quarter of 1998 as compared to 1997, to $156,993,000 from $149,281,000, an increase of 5.2%.
This increase generally relates to the funding of certain loan portfolio purchases in the fourth quarter of 1997 and the first half of 1998. The overall weighted average rates paid on borrowed funds decreased to approximately 5.98% for the quarter ended September 30, 1998 from 6.07% in 1997. This decrease represents the renewal of certain borrowings which came due in 1998 at lower rates than they had been obtained for previously. It is anticipated at this time that the Federal Reserve's recent decisions to drop the inter-bank borrowing rate by 50 basis points may have a further positive effect on the refinancing of borrowed funds in future periods. The Company will continue to evaluate the use of borrowing as an alternative funding source for asset growth in future periods. See "Asset/Liability Management" for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds.

NON-INTEREST INCOME. Total non-interest income increased $488,000 or 40% in the third quarter of 1998 in comparison to the same period in 1997. Customer service fees, which were $972,000 for the quarter ended September 30, 1998 as compared to $834,000 for 1997, for an increase of $138,000 or 16.6%, rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios. Loan servicing fees and gains on sales of mortgage loans were $119,000 and $128,000, respectively, for the third quarter of 1998 as compared to $152,000 and $49,000, respectively, for the same period in 1997, a combined increase of $46,000 or 18.6%. This generally is reflective of the favorable refinancing market for residential loans in 1998 which has resulted in increased saleable loan production compared to the same period in 1997. Gains on sales of securities were $366,000 for the

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


third quarter of 1998 as compared to $108,000 for 1997 for an increase of $258,000 or 238.9%. These gains are reflective of a consistently strong market for equity securities.

NON-INTEREST EXPENSES. Non-interest expenses for the quarter ended September 30, 1998 increased $877,000 or 26.5% compared to the same period in 1997. Salaries and employee benefits increased 23.6% or $402,000 primarily due to increases in health insurance costs and staffing levels in the Company's business banking and retail areas, including the Bank's new supermarket branches in Cohasset, which opened during the third quarter of 1997, Randolph, which opened in April 1998, and Hanson, which opened in September 1998. These increases correspond with the Company's strategic focuses of increasing commercial loans and attracting core deposits. Occupancy expenses increased $135,000 or 22.1% primarily due to increased capital and operating expenditures related to the Cohasset, Randolph and Hanson branches, and to the general inflationary and capital expenditure increases, particularly in technology. Other non-interest expenses, including trust preferred expenses, also increased $340,000 or 34.2% for the quarter ended September 30, 1998 in comparison to the same period in 1997, generally due to increased costs associated with statement rendering and item processing as well as other operating costs associated with servicing an expanded retail customer base. Additionally, approximately $259,000 of the aforementioned increases relates to expenses related to trust preferred securities which were issued in June 1998. See "Liquidity and Capital Resources" for additional discussion of trust preferred securities.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses was $190,000 for the quarter ended September 30, 1998 as compared to $158,000 for the same period in 1997. This increase of $32,000 primarily reflects management's estimate of general increased risk associated with increases in the Company's commercial loan portfolios over the past year, considering the increased risk associated with these loans as compared to residential real estate.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate for the quarter ended September 30, 1998 was 35.0% compared to 38.0% for the quarter ended September 30, 1997. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates. Additionally, the overall effective tax rate is influenced by the proportion of income generated by non-bank subsidiaries. In 1998, a greater portion of income was generated through non-bank subsidiaries as compared to the third quarter of 1997.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

GENERAL. Net income for the nine months ended September 30, 1998 was $3,355,000 or $.89 per diluted share compared to a net income of $3,275,000 or $.82 per diluted share in the corresponding period of 1997, a net increase of $80,000 or 2.4%. The overall improvement in net income was mainly attributable to increases in customer service fees and gains on sales of securities offset in part by lower net interest margins and higher non-interest expenses.

INTEREST AND DIVIDEND INCOME. Interest and dividend income increased $1,545,000 or 5.7% during the nine month period ended September 30, 1998 as compared to the same period in 1997. The increase was attributable to increases in earning assets, particularly loans, offset in part by reductions in the yield earned on those assets. The balance of average earning assets for the nine month period ended September 30, 1998 was approximately $514,511,000 as compared to $470,042,000 for the same period in 1997, an overall increase of $44,469,000 or 9.5%. The increase in earning assets was generally due to increases in average loan balances which were $335,448,000 for the nine months ended September 30, 1998, as compared to $300,901,000 for the same period in 1997, an increase of $34,547,000 or 11.5%. This increase was generally caused by larger volumes of commercial loan originations in 1997 and into 1998 as well as higher residential loan balances which were the result of the steady volume of loan originations and purchases throughout 1997 and into 1998. See "Liquidity and Capital Resources" and "Asset/Liability Management" for further discussion of the Company's investment strategies.

The average yield earned on loans decreased for the nine months ended September 30, 1998 as compared to the same period in 1997, primarily due to the effect of higher prepayments on higher yielding residential loans and lower rates earned on newer originations on purchases over the past nine months. Additionally, loan yields were negatively affected by yield adjustments on loan pools which had been acquired at a premium purchase price, which were the result of unusually heavy prepayment activity on those pools associated with the favorable refinancing market. The yield on loans for the nine months ended September 30, 1998 was 7.83% as compared to 8.15% for the same period in 1997. Management estimates that, excluding the unusual prepayment adjustments realized during the first half of 1998, the yield on loans would have been approximately 7.99% or $400,000 higher than reported. Given the current relatively low long term interest rates and relatively strong economy, similar yield adjustments could occur in the future. Yields on loans were positively affected by growth in the Company's commercial loan portfolio, which has grown to approximately $59,500,000 at September 30, 1998 from $45,800,000 at September 30, 1997, an increase of $13,700,000 or 29.9%. Commercial loans typically carry a higher yield than residential mortgages.

Average balances of mortgage-backed investments and investment securities were $122,636,000 and $40,738,000, respectively, for the nine months ended September 30, 1998 as compared to $133,387,000 and $23,097,000, respectively, for the corresponding period in 1997. These balances, when combined, increased by approximately $6,890,000 or 4.4%. The yield on mortgage-backed investments and investment securities decreased to 6.64% and 7.09%, respectively, in the first nine months of 1998 as compared to 6.87% and 7.19%, respectively, in the same period in 1997. The

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


declines in these yields reflects the lower interest rate environment for investment opportunities since mid-1997 as well as the effects of increased prepayments on the Company's higher yielding securities in the mortgage-backed investment portfolio, the proceeds of which were invested at lower rates.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1998 increased $1,332,000 or 9.0% compared to the same period in 1997, generally due to increases in deposit and borrowed fund balances, which was partially offset by decreases in the average rates paid on deposits. The blended weighted average rate paid on deposits and borrowed funds was 4.29% for the nine months ended September 30, 1998 as compared to 4.34% for the same period in 1997. The weighted average rates paid on deposits was 3.48% for the nine months ended September 30, 1998 as compared to 3.58% for the same period in 1997. The overall cost of deposits has declined in the first nine months of 1998 as compared to the same period in 1997, generally due to the continued success of promotional efforts to attract core deposits (NOW accounts, demand deposits, savings and money markets), which typically have a lower cost of funds than time deposits and borrowings, as well as due to overall declines in the cost of funds related to time deposits. The average balance of core and time deposits rose to $179,896,000 and $156,276,000, respectively, for the nine months ended September 30, 1998 as compared to $162,249,000 and $143,184,000, respectively, for the corresponding period in 1997, increases of 10.9% and 9.1%, respectively. Additionally, the weighted average rate paid on time deposits declined to 5.63% for the first nine months of 1998, as compared to 5.72% in 1997. This change reflects the re-financing of various certificates as they have matured at lower rates than they had been paying in previous periods and, to a lesser extent, the result of the generally declining rate environment which has existed over the past year despite competition for time deposit accounts which has kept rates at higher levels in 1998 as compared to general economic rates. The Company will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings. The average balances of borrowed funds increased overall, during the nine month period ending September 30, 1998 as compared to 1997, to $166,571,000 from $150,035,000, an increase of 11.0%. This increase generally relates to the funding of certain loan portfolio purchases in the fourth quarter of 1997 and the first quarter of 1998. The overall weighted average rates paid on borrowed funds increased to approximately 5.92% for the nine months ended September 30, 1998 from 5.90% in 1997. This increase was generally due to economic rate increases in March 1997 as well as a result of management's decision to extend approximately $28 million in borrowings from short term to long term (generally refinanced out 3 and 4 years) at the end of the first and into the second quarter of 1997 to provide further protection against potential interest rate increases. It is anticipated at this time that the Federal Reserve's recent decisions to drop the inter-bank borrowing rate by 50 basis points may have a further positive effect on the refinancing of borrowed funds in future periods. The Company will continue to evaluate the use of borrowing as an alternative funding source for asset growth in future periods. See "Asset/Liability Management" for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds.

NON-INTEREST INCOME. Total non-interest income increased $1,605,000 or 45.2% in the first nine months of 1998 in comparison to the same period in 1997. Customer service fees, which were $2,755,000 for the nine months ended September 30, 1998 as compared to $2,305,000 for the same

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


period in 1997, for an increase of $450,000 or 19.5%, rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios. Loan servicing fees and gains on sales of mortgage loans were $358,000 and $342,000, respectively, for the first nine months of 1998 as compared to $414,000 and $170,000, respectively, for the same period in 1997, a combined increase of $116,000 or 19.9%. This generally is reflective of the favorable refinancing market for residential loans in 1998 which has resulted in increased saleable volumes as compared to the same period in 1997. Gains on sales of securities were $1,388,000 for the first nine months of 1998 as compared to $326,000 for 1997 for an increase of $1,062,000 or 325.8%. These gains are generally reflective of a consistently strong market for equity securities.

NON-INTEREST EXPENSES. Non-interest expenses for the nine months ended September 30, 1998 increased $1,884,000 or 19.1% compared to the same period in 1997. Salaries and employee benefits increased 17.7% or $868,000 primarily due to increases in health insurance costs and staffing levels in the Company's business banking and retail areas, including the Bank's new supermarket branches in Cohasset (August 1997), Randolph (April 1998) and Hanson (September 1998). These increases correspond with the Company's strategic focuses of increasing commercial loans and attracting core deposits. Occupancy expenses increased $263,000 or 14.6% primarily due to increased capital and operating expenditures related to the supermarket branches, and to the general inflationary and capital expenditure increases, particularly in technology. Other non-interest expenses, including trust preferred securities expense, also increased $753,000 or 23.6% for the nine months ended September 30, 1998 in comparison to the same period in 1997, generally due to increased costs associated with statement rendering and item processing as well as other operating costs associated with servicing an expanded retail customer base. Additionally, approximately $325,000 of the aforementioned increase represents expenses related to trust preferred securities which were issued in June 1998. See "Liquidity and Capital Resources" for additional discussion of trust preferred securities.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses was $570,000 for the nine months ended September 30, 1998 as compared to $473,000 for the same period in 1997. This increase of $97,000, primarily reflects management's estimate of general increased risk associated with increases in the Company's commercial loan portfolios over the past year, considering the increased risk associated with these loans as compared to residential real estate.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate for the nine months ended September 30, 1998 was 35% compared to 39% for the nine months ended September 30, 1997. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates. Additionally, the overall effective tax rate is influenced by the proportion of income generated by non-bank subsidiaries. In 1998, a greater portion of income was generated through non-bank subsidiaries as compared to the same period in 1997.

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



Rate Change                                 Estimated Exposure as a
(Basis Points)                              % of Net Interest Income
--------------                              ------------------------

       +200                                            4.2%
       -200                                             --


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


The Company uses valuation analysis to provide insight into the potential exposure of earnings and equity to changes in interest rates based on the balance sheet position of the Company at a set point in time without regard to potential future strategic changes. Valuation analysis involves projecting future cash flows from the Company's assets, liabilities and off-balance sheet positions and then discounting such cash flows at appropriate interest rates. The Company's economic value of equity is the estimated net present value of its assets, liabilities and off-balance sheet positions.

The following table reflects the Company's estimated exposure as a percentage of estimated economic value of equity assuming an immediate shift in interest rates:


Rate Change                                 Estimated Exposure as a
(Basis Points)                              % of Economic Value
--------------                              -----------------------
       +200                                           (7)%
       -200                                          (27)%



This estimated exposure from an economic value of equity in management's opinion does not put the Company at undue interest rate risk given evaluations of other factors including interest rate simulation results and the overall interest rate GAP position as described below.

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

The Company's limits on interest rate risk specify that rate sensitive assets be maintained at at least 40% of rate sensitive liabilities at the cumulative 1-year gap, as presented on a basis consistent with methods prescribed by generally accepted accounting principles. As of September 30, 1998, the Company was liability sensitive with rate sensitive assets at 49.9% of rate sensitive liabilities at the 1-year gap.

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

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------


Management desires to expand its interest earning asset base in future periods primarily through growth in the Company's loan portfolio. Loans comprised approximately 65.2% of the average interest earning assets for the first nine months of 1998. In the future, the Company intends to be competitive in the residential mortgage market but plans to place greater emphasis on consumer and commercial loans. The Company also has been, and expects to remain, active in pursuing wholesale opportunities to purchase loans. During the first nine months of 1998 and 1997, the Company acquired approximately $46,500,000 and $29,000,000, respectively, of residential first mortgages.

The Company has also used mortgage-backed investments (typically with weighted average lives of 5 to 7 years) as a vehicle for fixed and adjustable rate investments and as an overall asset/liability tool. These securities have been highly liquid given current levels of prepayments in the underlying mortgage pools and, as a result, have provided the Company with greater reinvestment flexibility.

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

The Company is also a voluntary member of the Federal Home Loan Bank ("FHLB") of Boston. This borrowing capacity assists the Company in managing its asset/liability growth because, at times, the Company considers it more advantageous to borrow money from the FHLB of Boston than to raise money through non-core deposits (i.e., certificates of deposit). Borrowed funds totaled $158,157,000 at September 30, 1998 compared to $165,910,000 at December 31,
1997. These borrowings are primarily comprised of FHLB of Boston advances and have primarily funded residential loan originations and purchases as well as mortgage-backed investments and investment securities.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


The following table sets forth maturity and repricing information relating to interest sensitive assets and liabilities at September 30, 1998. The balance of such accounts has been allocated among the various periods based upon the terms and repricing intervals of the particular assets and liabilities. For example, fixed rate mortgage loans and mortgage-backed securities, regardless of held in portfolio or available for sale classification, are shown in the table in the time periods corresponding to projected principal amortization computed based on their respective weighted average maturities and weighted average rates using prepayment data available from the secondary mortgage market.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                                               At September 30, 1998
                                                               ---------------------
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

Assets subject to interest rate
  adjustment:
    Short-term investments........  $     216    $    --      $    --      $    --      $    --      $    --      $     216
    Bonds and obligations.........     17,175        6,999        7,973        8,118       11,735        2,308       54,308
    Mortgage-backed investments...     30,746       15,794       16,335       13,064       19,014       29,912      124,865
    Mortgage loans subject to
      rate review ................     33,242       18,066       26,470       17,425       29,784         --        124,987
    Fixed-rate mortgage loans.....     24,076       26,912       47,696       37,077       29,409       16,956      182,126
    Commercial and other loans....     10,736        2,939        5,032        1,728        2,830         --         23,265
                                    ---------    ---------    ---------    ---------    ---------    ---------    ---------
      Total.......................  $ 116,191    $  70,710    $ 103,506    $  77,412    $  92,772    $  49,176    $ 509,767
                                    ---------    ---------    ---------    ---------    ---------    ---------    ---------

Liabilities subject to interest
  rate adjustment:
    Money market deposit accounts      15,070         --           --           --           --           --         15,070
    Savings deposits - term
      certificates................     75,440       43,439       30,248        7,998        4,496         --        161,621
    Other savings accounts........    132,977         --          --            --           --           --        132,977
    Borrowed funds................     83,657       24,000       28,000       22,000         --            500      158,157
                                    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Total.............................    307,144       67,439       58,248       29,998        4,496          500      467,825
                                    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Guaranteed preferred beneficial
 interest in junior subordinated
 debentures.......................  $   --       $    --      $    --      $    --      $    --      $  11,915    $  11,915
                                    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Excess (deficiency) of rate-
 sensitive assets over rate-
 sensitive liabilities............  $(190,953)       3,271    $  45,258    $  47,414    $  88,276    $  36,761    $  30,027
                                    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Cumulative excess (deficiency)
 of rate-sensitive assets over
 rate sensitive liabilities.......  $(190,953)   $(187,682)   $(142,424)   $ (95,010)   $  (6,734)   $  30,027
                                    ---------    ---------    ---------    ---------    ---------    ---------    ---------
                                    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Rate-sensitive assets as a
 percent of rate-sensitive
 liabilities (1)..................     37.8%        49.9%        67.1%        79.5%        98.6%       106.3%


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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Liquidity and Capital Resources

Payments and prepayments on the Company's loan and mortgage-backed investment portfolios, sales of fixed rate residential loans, increases in deposits, borrowed funds and maturities of various investments comprise the Company's primary sources of liquidity. The Company is also a voluntary member of the FHLB of Boston and, as such, is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to outside sources. Qualified collateral generally consists of residential first mortgage loans, securities issued, insured or guaranteed by the U.S. Government or its agencies, and funds on deposit at the FHLB of Boston. Short-term advances may be used for any sound business purpose, while long-term advances may be used only for the purpose of providing funds to finance housing. At September 30, 1998, the Company had approximately $120,000,000 in unused borrowing capacity that is contingent upon the purchase of additional FHLB of Boston stock. Use of this borrowing capacity is also impacted by capital adequacy considerations.

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

Non-performing assets were $610,000 at September 30, 1998, compared to $978,000 at December 31, 1997, a decrease of $368,000 or 37.6%. The Company's ratio of delinquent loans to total loans was .51% at September 30, 1998, as compared to
 .42% at December 31, 1997. Management believes that overall low levels of delinquencies and non-performing assets will continue to be favorable for the foreseeable future.

During the first nine months of 1998, the Company maintained a general reserve for other real estate owned in light of the level of foreclosures, softness of the local real estate market (particularly commercial) and costs associated with selling properties. No provisions were made for possible losses on other real estate owned in the first nine months of 1998 or 1997. The balance of the other real estate owned reserves at September 30, 1998 was approximately $60,000.

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

At September 30, 1998, the Company had outstanding commitments to originate and sell residential mortgage loans in the secondary market amounting to $3,301,000 and $2,578,000, respectively. The Company also has outstanding commitments to grant advances under existing home equity lines of credit amounting to $11,893,000. Unadvanced commitments under outstanding commercial and construction loans totaled $18,411,000 as of September 30, 1998. The Company believes it has adequate sources of liquidity to fund these commitments.

The Company's total stockholders' equity was $34,276,000 or 6.1% of total assets at September 30, 1998, compared with $36,321,000 or 6.8% of total assets at December 31, 1997. The decrease in total stockholders' equity of approximately $2,045,000 or 5.6% primarily resulted from dividends paid and the effect of the Company's stock repurchase program, offset in part by earnings of the Company and increases in the market value of its portfolio of available for sale securities, net of applicable taxes. In accordance with current guidelines, the net unrealized gain on available for sale securities has not been included in regulatory capital calculations.

As previously discussed, the Company issued, $11,915,000 of trust preferred securities in June 1998, net of issuance costs. Under current regulatory guidelines, trust preferred securities may represent up to 25% of the Company's Tier 1 capital with any excess amounts available as Tier 2 capital. As of June 30, 1998, approximately $10,465,000 of these securities was included in Tier 1.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a "well-capitalized" classification. At September 30, 1998, the Company's Tier 1 leverage capital ratio was approximately 6.89%. In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% (6.00% for "well-capitalized") and a minimum ratio of total capital to risk-weighted assets of 8.00% (10.00% for "well-capitalized"). At September 30, 1998, the Company's Tier 1 and total risk-based capital ratios were approximately 12.52% and 13.93%, respectively. The Company is categorized as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.). The Bank is also categorized as "well-capitalized" as of September 30, 1998.

Impact of the Year 2000

The Year 2000 problem, which is common to most companies, concerns the inability of information systems, primarily (but not exclusively) computer software programs, to properly recognize and process date-sensitive information as the Year 2000 approaches.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


The mission critical information systems of the Company are generally processed in-house using programs or software provided by third party vendors. Thus, the direct effort to correct Year 2000 issues will generally be undertaken by larger companies outside of the Company's control. The Company expects that it will bring its' mission critical systems into compliance with Year 2000 generally through software upgrades and releases, covered generally through pre-existing maintenance contracts on such software, or, for some limited exceptions, through the acquisition and installation of compliant alternative solutions.

Bank regulators have recently issued additional guidance under which they are assessing Year 2000 readiness. The failure of a financial institution, such as the Company, to address deficiencies in the Year 2000 management process may result in enforcement actions which could have a material adverse effect on such institution, result in the imposition of civil money penalties or result in the delay (or receipt of an unfavorable or critical evaluation of management of a financial institution in connection with regulatory review) of applications seeking to expand the institutions activities or to acquire other entities.

The Company has had a Year 2000 Task Force (the "Task Force") comprised of middle and senior management personnel starting in 1997. The managers on this Task Force represent all operating areas of the Company including those who have limited responsibilities for internal system applications but may have Year 2000 exposure resulting from vendor or correspondent relationships. A formal Year 2000 Action Plan has been developed and was approved by the Board of Directors in 1997. The Task Force has had regularly scheduled monthly meetings since its formation with bi-weekly meetings since March 1998 and provides updates to the full Board of Directors on a monthly basis. The Company also established a Year 2000 Committee in June 1998 comprised of the Chief Executive Officer, Chief Information Officer, Director of Management Information Systems and three outside Directors of the Company. This group has reviewed all Year 2000 plans and the Company's progress against the detailed plans and objectives established in the Year 2000 Action Plan. This Committee meets quarterly. The Task Force has completed an assessment, identifying mission critical systems, and has initiated formal communications with all third party vendors, including correspondent financial institutions, to determine the compliance status of all systems utilized by the Company. Mission critical systems include hardware, software, program interfaces, operating systems and network. Based upon the results of the assessment, the Company has not determined a need to replace significant portions of existing hardware or software systems. As previously stated, many of the Company's software programs, include, have included or will include future upgrades which encompass many other functional changes along with Year 2000 modifications. In most cases these upgrades were covered through pre-existing maintenance contracts which are customarily purchased to cover potential maintenance or functionality issues on acquired software or systems.

The Company's plan to resolve the Year 2000 issue was developed along the five phases ((i) awareness; (ii) assessment; (iii) renovation; (iv) validation; and (v) implementation) project management process outlined in the Federal Financial Institutions Examination Council (FFIEC) Year 2000 statement of May 5, 1997. The awareness phase has generally been completed. The assessment phase has consisted of assessing and documenting the Company's business risk, information systems, third party vendors, including those who are not software and hardware or operating system providers.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


This phase also included a full assessment of the Company's exposure to additional credit risk as a result of Year 2000 issues with its customers, particularly for commercial and commercial real estate loans and also for large depositors. At this point in time, after the completion of such assessment, management does not believe that there is a material risk or exposure in these specific areas to credit losses or liquidity problems as a result of Year 2000. Although credit risk associated with Year 2000 appears to be low for the Company based upon current assessments, it is not possible to fully evaluate the true magnitude of increased credit risk associated with Year 2000 at this point in time. The impact that Year 2000 has on borrowers could result in increases in problem loans and credit losses in future years. Management will continue, however, to monitor developments in these areas. The overall assessment phase has certain elements, including outside vendors, which are currently ongoing. The majority of the assessment phase is otherwise complete with no critical issues noted.

The renovation phase, which includes actual testing of software, hardware, network, telecom and programming applications is in process. Thus far, there have not been any material issues or developments as a result of such testing. Nonetheless, management cannot yet conclude on the results of testing until all applications, dates and key testing cycles are complete. All testing of mission critical systems is expected to be completed by December 31, 1998.

The Company is also in the process of developing contingency plans to ensure that critical operations continue in the event that its information systems or other vendors are unable to achieve Year 2000 requirements. The contingency plans will be further initiated if a vendor misses its target date or is not considered Year 2000 compliant by December 31, 1998.

The chief components of the Company's Year 2000 exposure are generally relating to the costs of acquiring testing systems, independent auditors and consultants to assist the Task Force and management in assessing the adequacy of its plan, testing of its systems, and propriety of its conclusions and, in some instances, minor programming for system interfaces and the purchase of non-mission critical software replacements which were necessitated as a result of management's Year 2000 risk assessment and/or testing. It is estimated that the Company has directly incurred an additional $80,000 in expenses in 1998 related to Year 2000 and estimates that approximately $200,000 to $300,000 in additional expenses will be incurred in 1999. Costs of the project, however, are based on current estimates and actual results could vary significantly from such estimates once detailed testing is completed.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


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

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits." This Statement does not change the recognition or measurement associated with pension or post-retirement plans. It standardizes certain disclosures, requires additional information about changes in the benefit obligations and about change in the fair value of plan assets to facilitate analysis, and it eliminates certain disclosures that were not deemed useful. This Statement is effective for financial statements issued for periods beginning after December 15, 1997. These disclosure requirements will have no material impact on the Company's financial position or results of operations.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item 3 is included in Item 2 of Part I of this Form 10-Q, entitled "Management's Discussion and Analysis - Asset/Liability Management."

Part II. OTHER INFORMATION

Item 1.         Legal Proceedings.

During the quarter ended September 30, 1998 there were no new legal proceedings and no material developments to items reported in Part I, Item 3 of the Company's Annual Report for the year ended December 31, 1997 on Form 10-K filed with the Securities and Exchange Commission on March 25, 1998.

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

                  *10.2 Special Termination Agreement dated as of November 2, 1998 among the Company, the Bank and Kevin M. Tierney.

                  *10.3 Special Termination Agreement dated as of May 28, 1998 among the Company, the Bank and John
                               R. Sylva, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1998, filed on August 10, 1998.

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

                   10.8 (a) Lease for office space located at 538 Bedford Street, Abington, Massachusetts ("lease"), used for the Bank's administrative offices dated January 1, 1996 incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997. Northeast Terminal Associates, Limited owns the property. Dennis
                               E. Barry and Joseph L. Barry, Jr., who
                               beneficially own more than 5% of the Company's Common Stock, are the principal beneficial owners of Northeast Terminal Associates, Limited.

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

                   27.1        Financial Data Schedule, September 30, 1998.

              (b) Reports on Form 8-K.

                                 The Company filed no reports on Form 8-K during the third quarter of 1998.
----------------------------------------

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


                                                    ABINGTON BANCORP, INC.
                                                    ----------------------
                                                          (Company)



Date: November 12, 1998                             By  /S/James P. McDonough
                                                     -----------------------
                                                    James P. McDonough
                                                    President and Chief
                                                    Executive Officer



Date: November 12, 1998                             By  /S/Robert M. Lallo
                                                    ---------------------
                                                    Robert M. Lallo
                                                    Treasurer
                                                   (Principal Financial Officer)

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

                    *10.2 Special Termination Agreement dated as of November 2, 1998 among the Company, the Bank and Kevin M. Tierney.

                    *10.3 Special Termination Agreement dated as of May 28, 1998 among the Company, the Bank and John
                               R. Sylva, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1998, filed on August 10, 1998.

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

                       10.8 (a) Lease for office space located at 538 Bedford Street, Abington, Massachusetts ("Lease"), used for the Bank's administrative offices dated January 1, 1996 incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997. Northeast Terminal Associates, Limited owns the property. Dennis
                               E. Barry and Joseph L. Barry, Jr., who
                               beneficially own more than 5% of the Company's Common Stock, are the principal beneficial owners of Northeast Terminal Associates, Limited.

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

                  *10.14 Deferred Stock Compensation Plan for Directors, effective July 1, 1998.

                   11.1 A statement regarding the computation of earnings per share is included in Item 1 (Note E to Notes to Unaudited Consolidated Financial Statements) of this Report.

                   27.1        Financial Data Schedule, September 30, 1998


------------------------------------------

*  Management Compensatory Plan