Form 10-K405
period 1998-12-31
ABINGTON BANCORP INC
filed 1999-03-26
CIK 812146

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20429

                          ----------------------------

                                  FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31,1998

                           Commission File No. 0-16018
                             ABINGTON BANCORP, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)


            MASSACHUSETTS                                     04-3334127
-------------------------------                             -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

536 WASHINGTON STREET, ABINGTON, MASSACHUSETTS                    02351
----------------------------------------------                 ------------
   (Address of Principal Executive Offices)                     (Zip Code)

                                 (617) 982-3200
                        --------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment of this Form 10-K . [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price for the Registrant's Common Stock on March 5, 1999, as reported by the Nasdaq Stock Market, was $45,880,000.

The number of shares outstanding of the Registrant's Common Stock as of March 5, 1999: 3,347,300 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Information required by Part II (Items 6, 7 and 8) of this Form is incorporated by reference herein from the Registrant's Annual Report to Stockholders for the year ended December 31, 1998 (the "Annual Report").

Information required by Part III (Items 10, 11 and 12) of this Form is incorporated by reference herein from the Registrant's definitive proxy statement (the "Proxy Statement") relating to the 1999 Annual Meeting of Stockholders of the Registrant.

When used in this Report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meanings of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company wishes to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various risks and uncertainties, including regional and national economic conditions, changes in the real estate market, changes in levels of market interest rates, credit risks of lending activities, competitive and regulatory factors, and the so-called Year 2000 issue, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

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

     In May 1998, the Company formed a Delaware business trust, Abington Bancorp Capital Trust (the "Trust"). All of the common securities of this special purpose Trust are owned by the Company. The Trust exists solely to issue capital securities for financial reporting purposes, the Trust is reported as a subsidiary and is consolidated into the financial statements of Abington Bancorp, Inc. and subsidiaries. The capital securities are presented as a separate line item on the consolidated balance sheet as a guaranteed preferred beneficial interest in the Company's Junior Subordinated Debentures ("Trust Preferred Securities"). The Trust has issued Trust Preferred Securities and has invested the net proceeds in Junior Subordinated Deferrable interest debentures ("Subordinated Debentures") issued to the Trust by the Company. These Subordinated Debentures are the sole assets of the Trust.

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

     The Company is engaged principally in the business of attracting deposits from the general public, borrowing funds and investing those deposits and funds. In its investments, the Company has emphasized various types of residential and commercial real estate loans, residential construction loans, consumer loans, and investments in securities. The Company considers its principal market area to be Plymouth County, Massachusetts; primarily Abington, Cohasset, Halifax, Hanson, Holbrook, Hull, Kingston, Pembroke, Randolph and Whitman where it has banking offices, and nearby Rockland, Duxbury, Scituate, Plympton, Brockton, Hanover, East Bridgewater, Plymouth, Carver, Weymouth and Bridgewater.

     The Company has grown from $421.8 million in assets and $246.8 million in deposits at December 31, 1994 to $591.2 million in assets and $364.0 million in deposits at December 31, 1998. Deposits in the Company have been insured by the Federal Deposit Insurance Corporation ("FDIC") since 1975. Deposits are insured by the Bank Insurance Fund of the FDIC up to FDIC limits (generally $100,000 per depositor) and by the Depositors Insurance Fund of the Mutual Savings Central Fund, Inc. (the "Depositors Insurance Fund" or "Central Fund") for the portion of deposits in excess of that insured by the FDIC.

     On June 3, 1994, the Company acquired Hull Co-Operative Bank ("Hull") by merger. On June 26, 1995, the Company acquired the deposits and certain assets and other liabilities of the Holbrook branch of The First National Bank of Boston ("Holbrook"). Additionally, in August of 1997, the Company opened, in Cohasset, the first of three planned de novo supermarket branches, with the Randolph and Hanson branches opening in April and September, 1998, respectively. These acquisitions and branch openings are consistent with the Company's ongoing strategy of planned growth which will enable the Company to have a greater regional presence.

MARKET AREA AND OFFICES

     The Company considers its primary service area to be Plymouth County, Massachusetts; primarily the towns of Abington, Cohasset, Halifax, Hanson, Holbrook, Hull, Kingston, Pembroke, Randolph and Whitman, where it has banking offices, and nearby Rockland, Duxbury, Scituate, Plympton, Brockton, Hanover, Bridgewater, Plymouth, Carver, Weymouth and Bridgewater. The Company has its corporate headquarters in Abington, Massachusetts. The Company provides the full range of its services at its offices. An Operations Center is also located in Abington. The Company has an additional branch office at the Abington High School which is open on a part-time basis.

LENDING ACTIVITIES

     GENERAL. Loans currently originated and purchased for the Company's own portfolio primarily have terms to maturity or repricing of 15 years or less, such as residential construction loans and adjustable-rate and fixed-rate mortgages on owner-occupied residential property. See "Item 7 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Liquidity and Capital Resources" for discussion of the Company's asset-liability strategy. The Company also originates one-year and three-year adjustable-rate mortgages on non-owner-occupied residential property as well as commercial and commercial real estate loans. Prior to 1996, commercial, commercial real estate or commercial construction lending had not been a primary source of loan originations. The Company began to emphasize such lending in the latter part of 1996. The Company does anticipate a continued emphasis in 1999 and beyond for this type of loan origination. The Company has stressed the origination or purchase of shorter-term 15-year fixed rate or adjustable residential mortgage loans or seasoned 30-year fixed rate residential mortgage loans for its own portfolio in connection with the asset/liability management. (See "Lending Activities-Residential and Commercial Construction and Commercial Real Estate Loans.") At December 31, 1998, the Company's loan portfolio included $208.9 million in fixed-rate mortgage loans of which $3.9 million were held for sale.

     The Company's net loan portfolio, including loans held for sale, totaled $360.7 million at December 31, 1998, representing approximately 61.0% of its total assets. The majority of the Company's loans are secured by real estate and are made within Plymouth County, although the Company also purchases loans in other areas of the United States. Generally, loans purchased outside of Massachusetts are well collateralized and reflect an adequate payment history. Approximately 34.5% of the Company's total loan portfolio represent owner-occupied first mortgages located outside of Massachusetts. The two states (other than Massachusetts) in which the Company has its largest concentrations of residential loans were California and Rhode Island in which there were $33,000,000 and $18,000,000, of loans, respectively. No other states had a 5% or greater concentration.

     The Company originated $30.1 million in commercial and commercial real estate loans and $47.0 million in residential first mortgage loans during the year ended December 31, 1998. Of the latter amount, loans aggregating $11.0 million were retained for the Company's own portfolio, of which approximately $3.9 million were held for sale at December 31, 1998, and loans aggregating $32.1 million were sold in the secondary market. As of December 31, 1998, loan commitments to borrowers or potential borrowers of $25.3 million were outstanding. These commitments included $2.6 million under existing construction loans, $11.1 million in residential and commercial and commercial real estate loans, $11.6 million under existing lines of credit (including home equity loans). Additionally the Company had outstanding commitments to acquire approximately $26.6 million of primarily 5 - and 7 - year adjustable residential first mortgages.

     RESIDENTIAL LOANS. The Company currently sells in the secondary market most first mortgage loans originated on owner-occupied residential property. The Company generally sells loans it has originated to investors on a non-recourse basis. Prior to 1996, the Company had generally retained the servicing rights on sold loans. Currently, the Company typically sells the servicing rights along with the loans. The Company currently receives annual loan servicing fees, where servicing was retained, generally ranging from .25% to .425% of the principal balance of the loans plus all late charges on previous loan sales (generally before 1996) where servicing rights were retained. At December 31, 1998, the Company's loan servicing portfolio amounted to $153.2 million.

     As of December 31, 1998, the outstanding balance of residential first mortgage loans totaled $270.9 million or 73.8% of the gross loans in the Company's loan portfolio. Residential first mortgage loans purchased or originated are generally written in amounts up to 95% of value if the property is owner-occupied. Borrowers on residential first mortgage loans with a loan-to-value ratio in excess of 80% are required to carry private mortgage insurance. Adjustable-rate mortgage loans to owner occupants of one- to four-family residential property are subject to certain requirements and limitations under guidelines issued by the Massachusetts Commissioner of Banks (the "Commissioner"), including limitations on the amount and frequency of changes in interest rates.

     In most cases, the Company requires the residential first mortgage loans it originates or purchases to meet Federal National Mortgage Association and Federal Home Loan Mortgage Corporation standards in order to provide for the flexibility to sell such loans in the secondary market.

     On March 8, 1999, the Company announced that the Bank had signed a definitive purchase and sale agreement to acquire all of the outstanding capital stock of Old Colony Mortgage Corporation ("Old Colony"). Headquartered in Brockton, Massachusetts, Old Colony has offices in Plymouth, Fall River and Auburn and originated over $125 million in residential mortgages in 1998. This acquisition will enhance the Company's mortgage production capabilities in the future and at the same time expands the products that the Company can offer customers. Currently all of Old Colony's production is sold in the secondary market on a servicing released basis.

     HOME EQUITY AND SECOND MORTGAGE LOANS. The Company offers home equity loans, which are revolving lines of credit secured by the equity in the borrower's residence. The majority of home equity loans have interest rates that adjust with movements in the prime lending rate although the Company does offer fixed rate home equity loans. Home equity loans are currently written in amounts from $7,500 to $100,000, but generally not more than the difference between 80% of the appraised value of the property and the outstanding balance of the existing first mortgage. However, home equity loans with higher loan-to-value ratios up to 90% are available on a limited basis provided certain underwriting criteria are met. Generally home equity loans must have a current appraisal of the value of the mortgaged property at origination. At December 31, 1998, the Company had in its portfolio approximately $20.3 million of outstanding home equity and second mortgage loans and unused commitments amounting to $11.1 million.

     RESIDENTIAL AND COMMERCIAL CONSTRUCTION AND COMMERCIAL AND COMMERCIAL REAL ESTATE LOANS. The Company also originates residential construction loans and, from time to time, commercial construction and other commercial real estate loans. Most construction loans are for residential single-family dwellings. They are usually made with construction terms of no more than one year (residential construction-to-permanent financing loans are offered with a 30-year loan) post-construction mortgage. The Company generally makes construction loans to builders who have pre-sold the homes to the future occupants. In most cases, permanent financing is arranged through the Company on properties for which the Company has been the construction lender. It is the Company's policy to require on-site inspections before releasing funds on construction loans. Inspections on construction loans are generally performed by third-party inspectors. At December 31, 1998, gross construction loans totaled $7.1 million, or 1.9% of the Company's total loan portfolio.

     Commercial real estate loans generally relate to properties which are typically non-owner occupied, income producing such as shopping centers, small apartment buildings and other types of commercial properties. Commercial real estate loans are generally written for maximum terms of 5 years, and interest rates on these loans generally are fixed. Currently, commercial real estate loans are generally written in amounts up to $3,000,000 and are usually made in Massachusetts counties of Plymouth, Norfolk, Bristol and Barnstable. At December 31, 1998, the Company had a total of $50.5 million of commercial real estate loans, or 13.8% of the Company's total loan portfolio. The Company plans to maintain its emphasis on commercial real estate lending into 1999 in an attempt to further expand the portfolio, although commercial (business) loans as described below are preferred.

     Commercial loans are generally provided to small-to-medium-sized businesses located within the Company's market area. Commercial loans may be structured as term loans or as revolving lines of credit. Commercial loans generally have a repayment schedule of five years or less, with interest rates which float in relation to the Wall Street Journal prime rate. The majority of commercial loans are collateralized by equipment, machinery, receivables, inventory or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower for virtually all of its commercial loans. At December 31, 1998, the Company had approximately $9.5 million of commercial (non-real estate) loans outstanding, up from $7.6 million at December 31, 1997. The Company is emphasizing this type of lending as a continued key business focus in the future.

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

     CONSUMER LOANS. The Company also makes a variety of consumer loans, such as new and used automobile and boat loans, unsecured loans, education loans, and passbook and stock-secured loans. Education loans are periodically sold in the secondary market. The Company's consumer loans totaled $8.8 million at December 31, 1998, representing 2.4% of its total loan portfolio.

     COMPOSITION OF LOAN PORTFOLIO. The following table shows the composition of the Company's loan portfolio by type of loan.


                                                                         At December 31,
                                          --------------------------------------------------------------------------
                                                  1998                     1997                         1996
                                          -------------------     ----------------------     ----------------------
                                                       Percent                    Percent                    Percent
                                                       to Gross                   to Gross                   to Gross
                                           Amount       Loans       Amount         Loans      Amount          Loans
                                          ---------     -----     ---------        -----     ---------        -----
                                                                      (Dollars in thousands)
Mortgage loans:
  Conventional                            $ 270,887      73.8%    $ 249,165         74.1%    $ 236,635         77.7%
  Second mortgages and home equity           20,339       5.5        20,392          6.1        17,368          5.7
  Commercial real estate                     50,493      13.8        39,341         11.7        24,718          8.1
  Construction                                7,109       1.9         7,681          2.3         5,956          2.0
                                          ---------     -----     ---------        -----     ---------        -----
   Total mortgage loans                     348,828      95.0       316,579         94.2       284,677         93.5
                                          ---------     -----     ---------        -----     ---------        -----
Less:
  Due to borrowers on incomplete loans       (2,557)                 (2,166)                    (2,758)
  Net deferred loan fees and unearned
  discounts                                    (626)                   (813)                      (986)
                                          ---------               ---------                  ---------
   Subtotal                                 345,645                 313,600                    280,933

Commercial loans:
  Unsecured lines of credit                     211       0.1           245          0.1           324          0.1
  Secured and unsecured                       9,262       2.5         7,399          2.2         4,210          1.4
                                          ---------     -----     ---------        -----     ---------        -----
   Subtotal                                   9,473       2.6         7,644          2.3         4,534          1.5
                                          ---------     -----     ---------        -----     ---------        -----
Consumer loans:
  Indirect automobile                           158      --           1,263          0.4         4,355          1.4
  Personal                                    1,393       0.4         1,562          0.4         1,625          0.5
  Education                                      62      --             423          0.1           509          0.2
  Passbook and stock secured                  6,951       1.9         8,323          2.5         8,416          2.8
  Home improvement                              257       0.1           381          0.1           485          0.1
                                          ---------     -----     ---------        -----     ---------        -----
  Total consumer loans                        8,821       2.4        11,952          3.5        15,390          5.1
                                                                                   -----                      -----
  Net deferred loan costs (fees)               (127)                   (124)                       (76)
                                          ---------               ---------                  ---------
   Subtotal                                   8,694                  11,828                     15,314
                                          ---------               ---------                  ---------
Total loans                                 363,812                 333,072                    300,781
Less allowance for loan losses               (3,077)                 (2,280)                    (1,811)
                                          ---------               ---------                  ---------
Loans, net                                  360,735                 330,792                    298,970
                                          ---------               ---------                  ---------
Add (recapitulation):
  Due to borrowers on incomplete loans        2,557                   2,166                      2,758
  Net deferred loan fees and unearned
  discounts                                     753                     937                      1,062
  Allowance for loan loss                     3,077                   2,280                      1,811
                                          ---------               ---------                  ---------
  Loans, gross                            $ 367,122     100.0%    $ 336,175        100.0%    $ 304,601        100.0%
                                          ---------     -----     ---------        -----     ---------        -----
                                          ---------     -----     ---------        -----     ---------        -----

                                                           At December 31,
                                         ------------------------------------------------
                                                    1995                     1994
                                          ----------------------     --------------------
                                                         Percent                  Percent
                                                         to Gross                 to Gross
                                            Amount        Loans       Amount       Loans
                                          ---------        -----     ---------      -----
                                                     (Dollars in thousands)
Mortgage loans:
  Conventional                            $ 200,368         75.6%     $158,607       65.6%
  Second mortgages and home equity           18,027          6.8        19,756        8.2
  Commercial real estate                     17,622          6.6        26,961       11.1
  Construction                                6,805          2.5         7,017        2.9
                                          ---------        -----     ---------      -----
   Total mortgage loans                     242,822         91.5       212,341       87.8
                                          ---------        -----     ---------      -----
Less:
  Due to borrowers on incomplete loans       (2,499)                    (2,850)
  Net deferred loan fees and unearned
  discounts                                                 (940)                  (1,005)
                                          ---------                  ---------
   Subtotal                                 239,383                    208,486

Commercial loans:
  Unsecured lines of credit                     477          0.2           677        0.2
  Secured and unsecured                       1,861          0.7         1,772        0.8
                                          ---------        -----     ---------      -----
   Subtotal                                   2,338          0.9         2,499          1
                                          ---------        -----     ---------      -----
Consumer loans:
  Indirect automobile                        10,049          3.8        18,738        7.7
  Personal                                    1,715          0.6         1,726        0.7
  Education                                     728          0.3           746        0.3

  Passbook and stock secured                  6,980          2.6         5,320        2.2
  Home improvement                              675          0.3           599        0.3
                                          ---------        -----     ---------      -----
  Total consumer loans                       20,147          7.6        27,129       11.2
                                                           -----                    -----
  Net deferred loan costs (fees)                150                        395
                                          ---------                  ---------
   Subtotal                                  20,297                     27,524
                                          ---------                  ---------
Total loans                                 262,018                               238,459
Less allowance for loan losses               (1,433)                    (2,845)
                                          ---------                  ---------
Loans, net                                  260,585                    233,614
                                          ---------                  ---------
Add (recapitulation):
  Due to borrowers on incomplete loans        2,499                      2,850
  Net deferred loan fees and unearned
  discounts                                     790                        610
  Allowance for loan loss                     1,433                      2,845
                                          ---------                  ---------
  Loans, gross                            $ 265,307        100.0%    $ 241,919      100.0%
                                          ---------        -----     ---------      -----
                                          ---------        -----     ---------      -----


     ORIGINATION AND UNDERWRITING. Residential and consumer loan originations are developed by the Company's officers and lending personnel from a number of sources, including referrals from branches, realtors, builders, attorneys, customers and Directors. The Company employs three retail loan representatives who are paid a base salary plus incentives for consumer and residential loans originated for the Company. Consumer loan services are also solicited by direct mail to existing customers. Advertising media is also used to promote loans. The Company currently receives origination fees on most new first mortgage loans that it originates. Fees to cover the costs of appraisals and credit reports are also collected. In addition, the Company collects late charges on real estate loans.

     Commercial and commercial real estate loan originations are developed by the Company's officers and lending personnel from a number of sources, including referrals from attorneys, CPAs, customers, realtors , direct solicitation and Directors. The Company employs four commercial loan officers who are paid a salary and performance bonus. Loans originated by these officers are maintained in the commercial loan portfolio.

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

     The following table shows the Company's loans by maturity or repricing interval at December 31, 1998.


                                              Within          1 - 5        Over 5
                                              1 Year          Years        Years       Total
                                             -------          -----        ------      -----
                                                       (Dollars in Thousands)


Conventional mortgages ...................   $ 61,457    $169,973    $ 38,831        $270,261
Commercial real estate loans .............     14,159      36,334        --            50,493
Second mortgages and home equity .........     12,425       4,966       2,948          20,339
Construction, net ........................      4,552        --          --             4,552
Commercial loans .........................      9,346        --          --             9,346
Other loans ..............................      2,959       5,862        --             8,821
                                             --------    --------    --------        --------
     Total ...............................   $104,898    $217,135    $ 41,779        $363,812
                                             --------    --------    --------        --------
                                             --------    --------    --------        --------
Percent of total .........................       28.8%       59.7%       11.5%          100.0%



     The following table shows the composition of fixed-rate and adjustable-rate loans, excluding $8.9 million in other loans, as set forth above by maturity or repricing interval at December 31, 1998.

                                                  Within         1 - 5            Over 5
                                                  1 Year         Years            Years           Total
                                                  ------         -----            ------          ------
                                                                  (Dollars in thousands)


Fixed-rate residential mortgages .......        $ 35,808        $129,965        $ 41,779        $207,552
Construction loans, net - all fixed ....           4,552            --              --             4,552
Adjustable-rate residential mortgages             38,074          44,974            --            83,048
Commercial real estate loans - all
fixed rate .............................          14,159          36,334            --            50,493
Commercial loans - all variable rate....           9,346            --              --             9,346
                                                --------        --------        --------        --------
Total fixed and adjustable-rate loans...        $101,939        $211,273        $ 41,779        $354,991
                                                --------        --------        --------        --------
                                                --------        --------        --------        --------


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

     During 1995, the Company sold, at a discount, of a group of approximately $9.2 million of non-performing and high maintenance loans. The loans consisted of approximately $5.7 million of loans which were on non-accrual and certain other loans which, although performing, were expected to require a higher than average level of attention and out of pocket costs in order to maintain performance and/or to potentially foreclose upon or workout. Those loans were sold at approximately 64% of par. The loss associated with this sale was reflected as a charge-off to the allowance for possible loan losses which necessitated an additional provision for possible loan losses of $1,654,000 in 1995.

     At December 31, 1998, non-performing assets were 0.12% of total assets, compared with 0.18% and 0.34% at December 31, 1997 and 1996, respectively.

     The following table sets forth non-performing assets at the dates indicated:


                                                                      AT DECEMBER 31,
                                                      ---------------------------------------------
                                                        1998     1997      1996      1995      1994
                                                                  (Dollars in thousands)

Loans accounted for on a non-accrual basis-
impaired .........................................    $  681    $  622    $1,028    $  485    $5,249

Accruing loans past due 90 days or more
as to principal or interest ......................        50        91       144       243       153
                                                      ------    ------    ------    ------    ------
Total non-performing loans .......................       731       713     1,172       728     5,402

Real estate acquired by foreclosure and other real
estate owned .....................................      --         265       500     1,070     1,272
                                                      ------    ------    ------    ------    ------
Total non-performing assets ......................    $  731    $  978    $1,672    $1,798    $6,674
                                                      ------    ------    ------    ------    ------
                                                      ------    ------    ------    ------    ------


     Impaired loans totaling $77,000 and $293,000, at December 31, 1998 and 1997, respectively, required an allocation of $20,000 and $45,000, respectively of the allowance for possible loan losses. The remaining impaired loans did not require any allocation of the reserve for possible loan losses.

     The average balance of impaired loans was approximately $622,000, $966,000 and $721,000 in 1998, 1997 and 1996, respectively. The total amount of interest income recognized on impaired loans during 1998, 1997 and 1996 was approximately $55,000, $50,000 and $48,500 respectively, which approximated the amount of cash received for interest during that period. The Company has no commitments to lend additional funds to borrowers whose loans have been deemed to be impaired.

     Currently, in the single family home sector, prices are stable and properties are not taking as long to sell. Additionally, Boston area vacancy rates on commercial real estate properties have remained relatively low in comparison to the early 1990's which has helped to support the market values of those properties. The Company cannot predict the impact on future provisions for possible loan losses that may result from future market conditions. While the regional economy is stable and the local residential real estate market has been strong over the past couple of years, it is difficult to predict to what extent such stabilization and overall strong economic conditions will continue.

     ALLOWANCE FOR POSSIBLE LOAN LOSSES. The following table summarizes changes in the allowance for possible loan losses and other selected statistics for the years indicated:


                                                                    YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------------------------
                                                  1998        1997          1996          1995           1994
                                                  ----        ----          ----          ----           ----
                                                                   (Dollars in thousands)


Balance, beginning of year                     $2,280     $    1,811        $1,433        $2,845        $  2,051
Loans charged off:
Real estate - residential                          18            100            48         1,090             245
Real estate - commercial                            -             20             -         2,496              88
Real estate - construction                          -              -             -             -               -
Commercial                                          -              -             -            18              22
Consumer                                          206            246           247           273              66
                                             --------       --------      --------      --------        --------
Total loans charged-off                           224            366           295         3,877             421
                                             --------       --------      --------      --------        --------
Loan recoveries:
Real estate - residential                           7              5            17            32               -
Real estate - commercial                          119             38           120           145               1
Real estate - construction                          -              -             -             -               6
Consumer                                          135            162            56            55              16
Commercial                                          -              -             -             -               5
                                             --------       --------      --------      --------        --------
Total recoveries                                  261            205           193           232              28
                                             --------       --------      --------      --------        --------
Net charge-offs (recoveries)                      (37)           161           102         3,645             393
                                             --------       --------      --------      --------        --------
Reserves acquired from Hull                         -              -           -               -             577
Provision charged to operations                   760            630           480         2,233             610
                                             --------       --------      --------      --------        --------
Balance, end of year                           $3,077      $   2,280      $  1,811      $  1,433        $  2,845
                                             --------       --------      --------      --------        --------
                                             --------       --------      --------      --------        --------
Average loans outstanding, net               $335,871       $304,925      $282,530      $243,949        $222,313
                                             --------       --------      --------      --------        --------
                                             --------       --------      --------      --------        --------
Ratio of net charge-offs (recoveries) to
average loans outstanding, net                   (.01)%          .05%          .04%         1.49%            .18%
                                             --------       --------      --------      --------        --------
                                             --------       --------      --------      --------        --------
Ratio of allowance for possible loan
losses to gross loans at year end                 .85%           .68%          .60%          .55            1.18%
                                             --------       --------      --------      --------        --------
                                             --------       --------      --------      --------        --------
Ratio of allowance for possible loan
losses to non-performing loans                  420.9%         319.8%        154.5%        196.8%           52.7%
                                             --------       --------      --------      --------        --------
                                             --------       --------      --------      --------        --------


The following table summarizes the allocation of the allowance for possible loan losses for the years indicated:


                                                                        At December 31,
                                         1998                1997                   1996                1995              1994
                              -----------------------------------------------------------------------------------------------------
                                       Percent             Percent               Percent             Percent            Percent
                                       of loans            of loans              of loans            of loans           of loans
                                       in category         in category           in category         in category        in category
                                       to gross            to gross              to gross            to gross           to gross
                              Amount   Loans      Amount   Loans         Amount  Loans       Amount  Loans      Amount  Loans
                              ------   -----      ------   -----         ------  -----       ------  -----      ------  -----
                                                                    (Dollars in thousands)
Real estate - residential    $  899      79.3%    $  869    80.2%       $  854     83.5%    $ 743     82.4%    $  863     73.8%
Real estate - commercial        479      13.8        372    11.7           224      8.1       226      6.6        713     11.1
Real estate - construction       71       1.9         77     2.3            60      1.9        68      2.5         70      2.9
Commercial                      189       2.6        153     2.3            91      1.5        47       .9         25      1.0
Consumer                        195       2.4        218     3.5           200      5.0       195      7.6        440     11.2
Unallocated                   1,244       N/A        591     N/A           382      N/A       154      N/A        734      N/A
                             -------    -----     ------   -----        -------    -----    ------   -----     ------    -----
Total                        $3,077     100.0%    $2,280   100.0%       $1,811     100.0%   $1,433   100.0%    $2,845    100.0%
                             -------    -----     ------   -----        ------     -----    ------   -----     ------    -----
                             -------    -----     ------   -----        ------     -----    ------   -----     ------    -----



     The Company uses two methodologies to establish ranges of exposure to measure the adequacy of the allowance for possible loan losses. The first or "base" methodology is the Specific Identification Method. This method relies upon the Company's risk monitoring systems, timely identification of all potential problem credits and an accurate evaluation of related specific loss exposures. Additionally, this methodology employs the use of "normalized" charge-off or loss histories by loan category in order to establish reserves for those loans not specifically reviewed. The Company also utilizes a Risk Rating Approach which uses "actual" loss histories to determine reserve levels on "pass-rated" portions of its loan portfolios while utilizing regulatory reserve percentages for adversely classified loans. The Company then uses a Migration Approach which utilizes the Risk Rating Approach adjusted for potential migration of non-pass rated credits to a more adverse category. This methodology recognizes that no risk identification system has comprehensive knowledge at a point in time and therefore, there is an inherent unidentified risk of loss which is not accurately characterized or identified in the loan portfolio. As of December 31, 1998, it was noted that the Specific Identification Methodology, which was used for the compilation of the table above for consistency purposes, demonstrates the lowest requirement. The Risk Rating/Migration methodologies supported allocated reserve levels of up to $3,015,000 at December 31, 1998. Therefore, the allowance for possible loan losses is within the range of estimated exposures and is deemed adequate but not excessive by management.

     The Company's provision for possible loan losses in 1998 was $760,000, compared to $630,000 and $480,000 in 1997 and 1996, respectively. The provision for 1998 exceeded 1997 levels as did 1997 levels over 1996 levels reflecting the increased risk associated with the Company's emphasis of commercial and commercial real estate lending activities as evidenced by the increase in "watch assets" in the commercial loan portfolio during 1998.

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

     The following table sets forth certain information regarding the carrying value of the Company's investment portfolio, excluding mortgage-backed securities and Federal Home Loan Bank stock:


                                                              AT DECEMBER 31,
                                                     ----------------------------------
                                                                  1997       1996
                                                                  ----       ----
                                                         (Dollars in thousands)

Short-term investments ...........................   $   143    $    88    $    77
Federal funds sold ...............................     4,150         75         75
                                                     -------    -------    -------
Total ............................................   $ 4,293    $   163    $   152
                                                     -------    -------    -------
                                                     -------    -------    -------
Percent of total assets ..........................       .73%       .03%       .03%

Investment securities:
  U. S. Government and federal agency obligations,
at market ........................................   $26,629    $30,890    $18,498
Other bonds and obligations, at market ...........    20,221      3,120      1,138
                                                     -------    -------    -------
Subtotal .........................................    46,850     34,010     19,636
Marketable equity securities, at market ..........     4,796      5,027      4,411
                                                     -------    -------    -------
Total investment securities ......................   $51,646    $39,037    $24,047
                                                     -------    -------    -------
                                                     -------    -------    -------
Percent of total assets ..........................       8.7%       7.3%     4.9 %


     A schedule of the maturity distribution of investment securities held by the Company, other than equity securities and FHLB stock, and the related weighted average yield, at December 31, 1998 follows:


                                  Within one       After one but           After five but             After ten
                                    year          within five years        within ten years             years
                                ---------------   ------------------      ------------------      -------------------
                                Amor-  Weighted   Amor-     Weighted      Amor-     Weighted      Amor-   Weighted
                                tized  Average    tized      Average      tized      Average      tized   Average
                                Cost    Yield     Cost        Yield       Cost        Yield       Cost     Yield
                                ----     ---     -------       ----      -------       ----      -------    ----
                                                               (Dollars in thousands)
U. S. Government and federal
  agency obligations .........   $--      --%    $ 3,700       7.04%     $21,929       6.88%     $ 1,000    6.75%
Other bonds and obligations...    --      --       1,102       7.56%        --          --        19,119    7.15
                                 ---     ---     -------       ----      -------       ----      -------    ----
     Total                       $--      --%    $ 4,802       7.16%     $21,929       6.88%     $20,119    7.13%
                                 ---     ---     -------       ----      -------       ----      -------    ----
                                 ---     ---     -------       ----      -------       ----      -------    ----



     At December 31, 1998, the Company had six mortgage backed securities and two corporate bonds which had a total amortized cost of $39,942,385, each of which individually had a book value in excess of ten percent of stockholders' equity, and were not obligations of the U. S. Government or federal agencies.

SOURCES OF FUNDS

     GENERAL. Deposits and borrowings are the Company's primary sources of funds for investment. The Company also derives funds from operations, amortization and prepayments of loans and sales of assets. Deposit flows vary significantly and are influenced by prevailing interest rates, money market conditions, economic conditions, location of Company offices and competition.

     DEPOSITS. Most of the Company's deposits are derived from customers who work or reside in the Company's primary service area. The Company's deposits consist of passbook savings accounts, special notice accounts, NOW accounts, money market deposit accounts, club accounts, money market certificates, negotiated rate certificates and term deposit certificates. The Company also offers Individual Retirement Accounts, which currently include a one-year variable rate account with monthly interest rate adjustments, a 2.5 year fixed-rate account, or a 3- or 4-year fixed-rate account. In addition, the Company currently offers non-interest NOW accounts for commercial customers and individuals. Although in previous years the Company has solicited brokered deposits, at December 31, 1998 there were no such deposits.

     At December 31, 1998, the Company's outstanding certificates of deposit with balances in excess of $100,000 are scheduled to mature as follows:


                                        (In thousands)
     Three months or less                  $ 9,847
     Over three to six months                7,949
     Over six to twelve months               7,015
     Over twelve months                      7,576
                                           -------
                                           $32,387
                                           -------
                                           -------


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

     INTEREST RATE HEDGE STRATEGY. For a discussion of the Company's interest rate hedge strategy, see "Item 8 - Note 5 to the Consolidated Financial Statements".

     OTHER ACTIVITIES

     SAVINGS BANK LIFE INSURANCE. The Company sells savings bank life insurance as an agent but not as an issuer and receives a commission on the sale.

     OTHER. The Company also offers safe deposit box services, an automated teller machine and drive-up banking services. The Company also provides its borrowers the opportunity to purchase life, accident and disability insurance. The Company offered investment services (including annuities) to its customers in 1998 through a third-party broker-dealer, and its insurance agency affiliate. The third-party paid rent to the Company for the space it occupied, and also paid fees to the Company based upon referrals of the Company's customers to purchase alternative investments, regardless of whether or not a sale was made to the customer. In January 1999, the Company entered into a new third-party contract relating to the sale of non-deposit investment products to the Company's customers. The new contract replaces the original third-party arrangement. Under the new contract, the Company will receive, as compensation, a percentage of the sales of investment products to the Company's customers.

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

     Competition in originating loans comes generally from other thrift institutions, commercial banks, credit unions, finance companies, insurance companies, other institutional lenders and mortgage companies. The Company competes for loans principally on the basis of interest rates and loan fees, the types of loans originated, service and geographic location.

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

EMPLOYEES

     As of December 31, 1998, the Bank had 197 full-time employees, consisting of 25 full-time officers and 115 full-time non-officers, as well as 57 part-time employees. None of the Company's employees is represented by a union or other labor organization. The Company provides its employees with a comprehensive range of employee benefit programs. Management believes that its employee relations are good.

ITEM 2. PROPERTIES.

     The following table sets forth certain information relating to real estate owned or leased by the Company at December 31, 1998.


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

    778 S. Franklin St.
    Holbrook MA                          1995          Leased         10 years       2-5 years

    739 Chief Justice Cushing Way
    Cohasset, MA  02025                  1997          Leased         5 years        2-5 years

    121 Memorial Parkway
    Randolph, MA  02368                  1998          Leased         5 years        2-5 years

    430 Liberty Street
    Hanson, MA  02341                    1998          Leased         5 years        2-5 years



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

     Transactions through January 31, 1997 are for common stock of the Bank. Transactions after that date are for common stock of the Company.


                                             Price                 Dividends
                                      High           Low           Declared
                                      ----           ---           --------


       1999
(through March 5, 1999)           $   15 1/8       $  12 3/4          $ --

   1998
   ----
4th quarter                           17              12              $.05
3rd quarter                           19 1/2          12 1/2          $.05
2nd quarter                           22 3/4          17 1/2          $.05
1st quarter                           22 1/2          18 3/4          $.15

   1997
   ----
4th quarter                           23 1/2          15 5/8          $.05
3rd quarter                           17              12 3/4          $.05
2nd quarter                           13              10 1/4          $.05
1st quarter                           11 5/8           9 1/2          $.05

   1996
   ----
4th quarter                           10 7/8           8 7/16         $.05
3rd quarter                            9               7 3/4          $.05
2nd quarter                            8 1/8           7 1/4          $.05
1st quarter                            8 7/8           7 23/32        $.05


     As of March 6,1999, the Company had approximately 803 stockholders of record who held 3,347,300 outstanding shares of the Company's Common Stock. The number of stockholders indicated does not reflect the number of persons or entities who hold their common stock in nominee or "street" name through various brokerage firms. If all of such persons are included, the Company believes that there are approximately 1,100 beneficial owners of the Company's common stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Information required by Item 7A of this Form is incorporated by reference herein from the section of the Company's Annual Report entitled "Management's Discussion and Analysis."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by Item 8 of this Form is incorporated by reference from the sections of the Company's Annual Report entitled Report of Independent Public Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders' Equity

Consolidated Statements of Comprehensive Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by Item 10 of this Form is incorporated by reference herein from the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders of the Company.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by Item 11 of this Form is incorporated by reference herein from the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Item 12 of this Form is incorporated by reference herein from the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by Item 13 of this Form is incorporated by reference here in from the Company's Proxy Statement related to the 1999 Annual Meeting of Stockholders of the Company.

                                   7 PART IV

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

                *10.1 (a) Amended and Restated Special Termination Agreement dated as of January 1997 among the Company, the Bank and James P. McDonough incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 31, 1997.

                        *(b) Amendment to Amended and Restated Special Termination Agreement, dated as of July 1, 1997 among the Company, the Bank and James P. McDonough, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

                *10.2 Special Termination Agreement dated as of November 2, 1998 among the Company, the Bank and Kevin M. Tierney, incorporated by reference to the Company's quarterly report on Form 10-Q for the third quarter of 1998, filed on November 12, 1998.

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

                *10.14 Deferred Stock Compensation Plan for Directors, effective July 1, 1998 incorporated by reference to Appendix A to the Company's proxy statement (schedule
                        14A) for its 1998 Annual Meeting, filed with the Commission on April 13, 1998.

                11.1 A statement regarding the computation of earnings per share is included in Item 8 of this Report.

                13.1 Annual Report to Stockholders for the Year Ended December 31, 1998 which is furnished for the information of the Securities and Exchange Commission only and is not deemed to be "filed" as part of this Report except to the extent expressly incorporated by reference herein.

                21.1    Subsidiaries of the Company.

                23.1    Consent of Accountants.

                24.1    Power of Attorney is included on signature page

                27.1    Financial Data Schedule, December 31, 1998


     (b) Reports on Form 8-K.

          The Company filed no reports on Form 8-K during the fourth quarter of 1998.


     -------

*    Management contract or compensatory plan or arrangement.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ABINGTON BANCORP, INC.

Date:  March 25, 1999

                                   By:   /S/  JAMES P. MCDONOUGH
                                      -----------------------------------------

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


          Name                               Title                              Date
          ----                               -----                              ----


 /S/ JAMES P. MCDONOUGH                President and                        March 25, 1999
------------------------------        Chief Executive Officer;
James P. McDonough                    Director (Principal
                                      Executive Officer)



          Name                               Title                              Date
          ----                               -----                              ----


 /S/ ROBERT M. LALLO                  Chief Financial Officer & Treasurer   March 25, 1999
--------------------------             (Principal Financial Officer)
Robert M. Lallo

 /S/ BRUCE G. ATWOOD                   Director                             March 25, 1999
--------------------------
Bruce G. Atwood


 /S/ WILLIAM F. BORHEK                Director                              March 25, 1999
---------------------------
William F. Borhek


 /S/ RALPH B. CARVER, JR.             Director                              March 25, 1999
---------------------------
Ralph B. Carver, Jr.


 /S/ JOEL S. GELLER                   Director                              March 25, 1999
------------------------------
Joel S. Geller


 /S/ RODNEY D. HENRIKSON              Director                              March 25, 1999
-------------------------
Rodney D. Henrikson


 /S/ A. STANLEY LITTLEFIELD           Director                              March 25, 1999
----------------------------
A. Stanley Littlefield


 /S/ JAY TIMOTHY NOONAN               Director                              March 25, 1999
------------------------
Jay Timothy Noonan


 /S/ GORDON N. SANDERSON              Director                              March 25, 1999
-------------------------
Gordon N. Sanderson

 /S/ JAMES J. SLATTERY                Director                              March 25, 1999
------------------------------
James J. Slattery

 /S/ WAYNE P. SMITH                   Director                              March 25, 1999
----------------------------
Wayne P. Smith


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

        *10.1 (a) Amended and Restated Special Termination Agreement dated as of January 31, 1997 among the Company, the Bank and James P. McDonough incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 31, 1997.

                *(b) Amendment to Amended and Restated Special Termination Agreement, dated as of July 1, 1997 among the Company, the Bank and James P. McDonough, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

        *10.2 Special Termination Agreement dated as of November 2, 1998 among the Company, the Bank and Kevin M. Tierney, incorporated by reference to the Company's quarterly report on Form 10-Q for the third quarter of 1998, filed on November 12, 1998.

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

        *10.14 Deferred Stock Compensation Plan for Directors, effective July 1, 1998 incorporated by reference to Appendix A to the Company's proxy statement (schedule 14A) for its 1998 Annual Meeting, filed with the Commission on April 13, 1998.

        11.1 A statement regarding the computation of earnings per share is included in Item 8 of this Report.

        13.1 Annual Report to Stockholders for the Year Ended December 31, 1998 which is furnished for the information of the Securities and Exchange Commission only and is not deemed to be "filed" as part of this Report except to the extent expressly incorporated by reference herein.

        21.1    Subsidiaries of the Company.

        23.1    Consent of Accountants.

        24.1    Power of Attorney is included on signature page.

        27.1    Financial Data Schedule, December 31, 1998


------------------------------------------------------

*       Management contract or compensatory plan or arrangement.