Form 10-Q
period 1999-03-31
ABINGTON BANCORP INC
filed 1999-05-12
CIK 812146

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                    ----------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES
              EXCHANGE ACT OF 1934 for Quarter Ended March 31, 1999

                    ----------------------------------------


                         Commission File Number 0-16018
                                                -------


                             ABINGTON BANCORP, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)


   MASSACHUSETTS                                              04-3334127
--------------------------                          ----------------------------
(State or Other Jurisdiction                        (I.R.S.  Identification No.)
of Incorporation or Organization)


536 WASHINGTON STREET, ABINGTON, MASSACHUSETTS                 02351
----------------------------------------------              ----------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code     (781) 982-3200
                                                       ---------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes /X/    No / /

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 3,256,000 shares as of May 7, 1999.

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

                             ABINGTON BANCORP, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                 PAGE
Part I     Finanancial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 1999
           (Unaudited) and December 31, 1998...................................................    4

           Consolidated Statements of Operations (Unaudited)    for the
           Three Months Ended March 31, 1999 and 1998..........................................    5

           Consolidated Statements of Changes in Stockholders'
           Equity (Unaudited) for the Three Months Ended
           March 31, 1999 and 1998.............................................................    6

           Consolidated Statements of Comprehensive Income for the Three
           Months Ended March 31, 1999 and 1998................................................    7

           Consolidated Statements of Cash Flows (Unaudited)
           for the Three Months Ended March 31, 1999 and 1998..................................    8

           Notes to Unaudited Consolidated Financial Statements................................   10

Item 2.  Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations................................   14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk............................   28

Part II  Other Information

Item 1.  Legal Proceedings ....................................................................   29

Item 2.  Change in Securities .................................................................   29

Item 3.  Defaults upon Senior Securities.......................................................   29

Item 4.  Submission of Matters to a Vote of Security Holders...................................   29

Item 5.  Other Information.....................................................................   29

Item 6.  Exhibits and Reports on Form 8-K......................................................   29

Signature Page.................................................................................   33


Index to  Exhibits.............................................................................   34

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
--------------------------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS

                                                                       (Unaudited)
                                                                          March 31,   December 31,
                                                                           1999           1998
                                                                            (In Thousands)
         ASSETS

Cash and due from banks ..............................................   $  13,229    $  15,424
Short-term investments ...............................................         220        4,293
                                                                         ---------    ---------

  Total cash and cash equivalents ....................................      13,449       19,717
                                                                         ---------    ---------

Loans held for sale ..................................................         988        3,901
  Securities available for sale - at
    market value .....................................................     197,934      181,346
Loans ................................................................     361,428      359,911
  Less:
    Allowance for possible loan losses ...............................      (3,243)      (3,077)
                                                                         ---------    ---------
    Loans, net .......................................................     358,185      356,834
                                                                         ---------    ---------

Federal Home Loan Bank stock .........................................       9,538        9,538
Banking premises and equipment, net ..................................       8,747        8,328
Other real estate owned, net .........................................        --           --
Intangible assets ....................................................       2,705        2,789
Other assets .........................................................       8,435        8,698
                                                                         ---------    ---------
                                                                         $ 599,981    $ 591,151
                                                                         ---------    ---------
                                                                         ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits .............................................................   $ 367,700    $ 363,953
Short-term borrowings ................................................      61,252       66,628
Long-term debt .......................................................     120,500      110,500
Accrued taxes and expenses ...........................................       3,466        3,286
Other liabilities ....................................................       2,062        1,790
                                                                         ---------    ---------
    Total liabilities ................................................     554,980      546,157
                                                                         ---------    ---------
Guaranteed preferred beneficial interest in the Company's
  junior subordinated debentures, net ................................      11,952       11,934

Commitments and contingencies
Stockholders' equity:
  Serial preferred stock, $.10 par value,
    3,000,000 shares authorized; none issued .........................          --           --

  Common stock, $.10 par value 12,000,000
    shares authorized; 4,795,000 and 4,795,000
    shares issued in 1999 and 1998, respectively .....................         480          480
  Additional paid-in capital .........................................      21,844       21,830
  Retained earnings ..................................................      23,573       23,182
                                                                         ---------    ---------
                                                                            45,897       45,492
  Treasury stock - 1,448,000 and 1,448,000 shares
  for 1999 and 1998, respectively, at cost ...........................     (13,283)     (13,283)
  Compensation plans .................................................         (74)        (114)
  Other accumulated comprehensive income -
  Net unrealized gain on available for
    sale securities, net of taxes ....................................         509          965
                                                                         ---------    ---------
    Total stockholders' equity .......................................      33,049       33,060
                                                                         ---------    ---------
                                                                         $ 599,981    $ 591,151
                                                                         ---------    ---------
                                                                         ---------    ---------

See accompanying notes to unaudited consolidated financial statements

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------
                                   (Unaudited)



                                                 Three Months Ended
                                                       MARCH 31,
                                                  1999         1998
                                           (In thousands, except per share data)
Interest and dividend income:
  Interest and fees on loans ...............   $    6,782   $    6,508
  Interest on mortgage-backed investments ..        2,158        2,098
  Interest on bonds and obligations ........          846          594
  Dividend income ..........................          169          150
  Interest on short-term investments .......            9           32
                                               ----------   ----------
    Total interest and dividend income .....        9,964        9,382
                                               ----------   ----------
Interest expense:
 Interest on deposits ......................        2,829        2,841
 Interest on short-term borrowings .........          828          604
 Interest on long-term debt ................        1,634        1,902
                                               ----------   ----------

    Total interest expense .................        5,291        5,347
                                               ----------   ----------

Net interest income ........................        4,673        4,035
Provision for possible loan losses .........          190          190
                                               ----------   ----------
Net interest income, after provision for
  Possible loan losses .....................        4,483        3,845
                                               ----------   ----------
Non-interest income:
  Loan servicing fees ......................           97          115
  Other customer service fees ..............          947          861
  Gain on sales of securities, net .........          177          365
  Gain on sales of mortgage loans, net .....          163           68
  Gain on sales and write-down of
  other real estate owned,  net ............         --           --
Other ......................................           95           84
                                               ----------   ----------
    Total non-interest income ..............        1,479        1,493
                                               ----------   ----------
Non-interest expense:
  Salaries and employee benefits ...........        2,090        1,753
  Occupancy and equipment expenses .........          753          676
  Trust preferred securities expense .......          261         --
  Other non-interest expense ...............        1,195        1,176
                                               ----------   ----------
    Total non-interest expense .............        4,299        3,605
                                               ----------   ----------
Income before provision for income
   taxes ...................................        1,663        1,733
Provision for income taxes .................          602          597
                                               ----------   ----------
    Net income .............................   $    1,061   $    1,136
                                               ----------   ----------
                                               ----------   ----------
Earnings per share
    Basic -
       Net income per share ................   $      .32   $      .32
                                               ----------   ----------
                                               ----------   ----------
       Weighted average common shares ......    3,347,000    3,586,000
                                               ----------   ----------
                                               ----------   ----------
  Diluted -
     Net income per share ..................   $      .30   $      .30
                                               ----------   ----------
                                               ----------   ----------
Weighted average common and common share and
  share equivalents ........................    3,537,000    3,852,000
                                               ----------   ----------
                                               ----------   ----------

Dividends per share ........................   $      .20   $      .15
                                               ----------   ----------
                                               ----------   ----------


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


                                                                                                       Net
                                                                                                    Unrealized
                                                                                                       Gain
                                                                                                     (Loss) on
                                                               Additional                            Available
                                                     Common      Paid-In    Retained    Treasury      for Sale   Compensa-
                                                     Stock       Capital    Earnings      Stock      Securities  tion Plans  Total

------------------------------------------------------------------------------------------------------------------------------------

                                                                                          (In thousands)

Balance at December 31, 1998.....................     $  480     $ 21,830     $ 23,182    $ (13,283)    $  965   $ (114)   $33,060
Net income.......................................          -            -        1,061            -          -        -      1,061
Change in obligation related to directors deferred
  stock plan.....................................          -            -            -            -          -       19         19
Decrease in unearned compen-
  sation - ESOP..................................          -            -            -            -          -       21         21
Decrease in unrealized gain  on
  available for sale securities,
  net of taxes...................................          -            -            -            -       (456)       -       (456)
Issuance of stock ...............................          -           14            -            -          -        -         14
Repurchase of stock.............................           -            -            -            -          -        -          -
Dividends declared ($.20 per share)..............          -            -         (670)           -          -        -       (670)
                                                      ------     --------     --------    ---------     ------   ------    -------
Balance at March 31, 1999 .......................     $  480     $ 21,844     $ 23,573    $ (13,283)    $  509   $  (74)   $33,049
                                                      ------     --------     --------    ---------     ------   ------    -------
                                                      ------     --------     --------    ---------     ------   ------    -------
Balance at December 31, 1997.....................     $  468     $ 21,094     $ 19,858    $  (5,931)    $1,063   $ (231)   $36,321
Net income.......................................          -            -        1,136            -          -        -      1,136
Decrease in unearned compensation - ESOP.........          -            -            -            -          -       21         21
Issuance of stock ..............................           7          273            -            -          -        -        280
Increase in unrealized gain on
  available for sale securities,
  net of taxes...................................          -            -            -            -        315        -        315
Repurchase of stock..............................          -            -            -       (2,953)         -        -     (2,953)
Dividends declared ($.15 per share)..............          -            -         (536)           -          -        -       (536)
                                                      ------     --------     --------    ---------     ------   ------    -------
Balance at March 31, 1998........................     $  475     $ 21,367     $ 20,458    $  (8,884)    $1,378   $ (210)   $34,584
                                                      ------     --------     --------    ---------     ------   ------    -------
                                                      ------     --------     --------    ---------     ------   ------    -------



See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)
--------------------------------------------------------------------------------


Three Months Ended March 31,                              1999       1998
                                                          ----       ----

(Dollars in thousands)

Net income, as reported ..............................   $ 1,061    $ 1,136
Unrealized gains/(losses) on securities, net of taxes       (346)       541
Less: Reclassification adjustment for securities gains
 included in net income, net of taxes ................       110        226
                                                         -------    -------

Comprehensive income .................................       825    $ 1,451
                                                         -------    -------
                                                         -------    -------

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                           Three Months Ended
                                                                                 MARCH 31,

                                                                           1999         1998
                                                                             In thousands)
Cash flows from operating activities:
 Net income ..........................................................   $  1,061    $  1,136

 Adjustments to reconcile net income to net cash provided (used) by operating activities

     Provision for loan losses .......................................        190         190
(Gain) loss on sales and write-down of
       other real estate owned, net ..................................       --          --
     Amortization, accretion and depreciation,
       net ...........................................................        428         545
Gain on sales of securities, net .....................................       (177)       (365)
Loans originated for sale in the
    secondary market .................................................     (7,529)     (7,308)
   Proceeds from sales of loans ......................................     10,605       7,509
   Gain on sales of mortgage loans, net ..............................       (163)        (68)
   Other, net ........................................................        516      (2,419)
                                                                         --------    --------
Net cash provided (used) by operating
     activities ......................................................      4,931    $   (780)
                                                                         --------    --------

Cash flows from investing activities:
Purchase of held for investment
     securities ......................................................       --        (1,982)
 Proceeds from principal payments received
     on held for investment securities ...............................       --         2,363
 Proceeds from sales of available for sale
  securities .........................................................      4,602       7,045
 Proceeds from principal payments on
  available for sale securities ......................................      8,661      12,995
 Purchase of available for sale securities ...........................    (30,374)    (25,762)
 Loans (originated/purchased) paid, net ..............................     (1,541)    (10,911)
Purchases of FHLB stock ..............................................       --          (642)

See accompanying notes to unaudited consolidated financial statements

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
--------------------------------------------------------------------------------

                                   (Unaudited)

                                                         Three Months Ended
                                                            MARCH 31,
                                                        1999         1998
                                                        ----         ----
                                                           (In thousands)
 Purchase of banking premises and equipment
  and improvements to other real estate
  owned ............................................   $   (764)   $ (1,177)
 Proceeds from sales of other real estate
  owned ............................................       --          --
                                                       --------    --------
 Net cash provided (used) by investing
  activities .......................................    (19,416)    (18,071)
                                                       --------    --------

Cash flows from financing activities:
 Net increase in deposits ..........................      3,747       8,276
 Net increase (decrease) in borrowings with original
  maturities of three months or less ...............       (376)    (20,150)
 Proceeds from short-term borrowings with
  maturities in excess of three months .............      5,000      10,000
  Principal payments on short-term borrow-
  ings with maturities in excess of
  three months .....................................    (10,000)     (5,000)
 Proceeds from issuance of long-term debt ..........     10,000      30,000
 Principal payments on long term debt ..............       --        (4,500)
 Proceeds from issuance of stock ...................         14         256
 Purchase of treasury stock ........................       --        (2,953)
Cash paid for dividends ............................       (168)       (187)
                                                       --------    --------

  Net cash provided from financing
   activities ......................................      8,217      15,742
                                                       --------    --------
Net increase (decrease)in cash and cash
  equivalents ......................................     (6,268)     (3,109)
Cash and cash equivalents at beginning of
  period ...........................................     19,717      13,475
                                                       --------    --------
Cash and cash equivalents at end of period .........   $ 13,449    $ 10,366
                                                       --------    --------
                                                       --------    --------
Supplemental cash flow information:
   Interest paid on deposits .......................   $  2,838    $  2,833
   Interest paid on borrowed funds .................      2,534       2,491
   Income taxes paid ...............................         27         355


See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENT
                                  March 31 1999
--------------------------------------------------------------------------------

A)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The consolidated financial statements include the accounts of Abington Bancorp, Inc. (the "Company") and its wholly-owned subsidiaries, Abington Savings Bank (the "Bank") and Abington Bancorp Capital Trust. The Bank also includes its wholly-owned subsidiaries, Holt Park Place Development Corporation and Norroway Pond Development Corporation, each typically owning properties being marketed for sale, ABBK Corporation, which invested in real estate limited partnerships and was dissolved in January 1997, Abington Securities Corporation, which invests primarily in obligations of the United States Government and its agencies and equity securities and Old Colony Mortgage Corporation which originates and sell primarily first lien residential mortgages.

Abington Bancorp, Inc. was reestablished as the Bank's holding company on January 31, 1997. Previously, the Company's predecessor, also known as Abington Bancorp, Inc., had served as the Bank's holding company from February 1988 until its dissolution in December 1992. The Company's primary business is serving as the holding company of the Bank.

The accompanying consolidated financial statements as of March 31, 1999 and for the three month period ended March 31, 1999 and 1998 have been prepared by the Company without audit, and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to reflect a fair statement of the results of the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the footnotes contained in the Company's consolidated financial statements as of and for the year ended December 31, 1998, which are included in the Company's Annual Report to Stockholders. Interim results are not necessarily indicative of results to be expected for the entire year. All significant intercompany balances and transactions have been eliminated in consolidation.

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1999 (continued)
--------------------------------------------------------------------------------


B)   DIVIDEND DECLARATION

     The Board of Directors of Abington Bancorp., Inc. declared a cash dividend of $.05 per share and a special cash dividend of $.15 per share to holders of its common stock in March, 1999. These dividends were payable on April 29, 1999 to stockholders of record as of the close of business on April 15, 1999.

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1999 (continued)
--------------------------------------------------------------------------------

C)   Stock Repurchase Program

On March 27, 1997, the Company announced that its Board of Directors had authorized the Company to repurchase up to 10% (375,000 shares) of its currently outstanding common stock from time to time at prevailing market prices. On February 24, 1998, the Company announced that its Board of Directors had authorized the Company to repurchase an additional 10% (347,000) of its outstanding common stock, as adjusted for amounts remaining to be repurchased as under the March 1997 plan. On March 25, 1999, the Board of Directors authorized the Company to repurchase an additional 10% (320,000) of its outstanding common stock, as adjusted for amounts remaining to be purchased under the previously authorized plans. The Board delegated to the discretion of the Company's senior management the authority to determine the timing of the repurchase program's commencement, subsequent purchases and the prices at which the repurchases will be made.

As of May 7, 1999, the Company had repurchased 665,400 shares of its common stock under these plans at a total cost of approximately $10,901,000. All of the repurchases were subsequent to March 31, 1997.

D)       Acquisition of Old Colony Mortgage

On April 1, 1999, the Company acquired all of the outstanding common stock of Old Colony Mortgage Corporation (OCM) for $1.3 million in cash. OCM is headquartered in Brockton, Massachusetts and has loan production offices in Plymouth, Fall River and Auburn, Massachusetts. OCM originated over $125 million in new home mortgages and refinancings in 1998. OCM primarily originates residential first-lien mortgages which are subsequently sold on a servicing released basis to investors, which include a number of banks and mortgage companies.

As of April 1, 1999 OCM has approximately $4.1 million in assets, which were primarily loans held for sale, and liabilities of approximately $3.3 million, most of which were borrowings outstanding on a warehouse line with an independent third party. This transaction will be accounted for under the purchase method of accounting.

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1999 (continued)
--------------------------------------------------------------------------------


E)       Business Segments


March 31, 1999:

                                                     Community Banking    Other      Consolidated

 Securities, available for sale and held to maturity      $197,934      $   --         $197,934
 Net loans .........................................       359,173          --          359,173
 Net assets ........................................       599,743           238        599,981
 Total deposits ....................................       367,700          --          367,700
 Total borrowings ..................................       181,752          --          181,752
 Total liabilities .................................      $554,742      $    238       $554,980

 Total interest income .............................         9,964          --            9,964
 Total interest expense ............................         5,291          --            5,291
 Net interest income ...............................         4,673          --            4,673
 Provisions for possible loan losses ...............           190          --              190
 Total non-interest income .........................         1,479          --            1,479
 Total non-interest expense ........................         3,985           314          4,299
 Net income ........................................      $  1,269      $   (208)      $  1,061


March 31, 1998:

 Securities, available for sale and held to maturity      $171,250      $   --         $171,250
 Net loans .........................................       341,380          --          341,380
 Net assets ........................................       549,708           130        549,838
 Total deposits ....................................       333,210          --          333,210
 Total borrowings ..................................       176,260          --          176,260
 Total liabilities .................................      $515,060      $    194       $515,254

 Total interest income .............................      $  9,382      $   --         $  9,382
 Total interest expense ............................         5,347          --            5,347
 Net interest income ...............................         4,035          --            4,035
 Provisions for possible loan losses ...............           190          --              190
 Total non-interest income .........................         1,493          --            1,493
 Total non-interest expense ........................         3,550            55          3,605
 Net income ........................................      $  1,172      $    (36)      $  1,136

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

NET INTEREST INCOME

Net interest income is affected by the mix and volume of assets and liabilities, the movement and level of interest rates and interest spread, which is the difference between the average yield received on earning assets and the average rate paid on deposits and borrowings. The Company's net interest rate spread was 3.27% for the quarter ended March 31, 1999 and 3.06% for the quarter ended March 31, 1998. The results for the first quarter of 1998 included approximately $250,000 of accelerated premium amortization related to purchased loan portfolios which experienced unusually high customer prepayment activity during the first three months of 1998. This reflects the lower long term interest rates which existed in 1998 and into 1999 which has caused generally lower yields on newly originated or purchased loans and investment securities.

The level of nonaccrual (impaired) loans and other real estate owned can have an impact on net interest income but has generally been immaterial in 1998 and 1999. At March 31, 1999, the Company had $697,000 in nonaccrual loans, and no other real estate owned, compared to $681,000 in nonaccrual loans and no other real estate owned as of December 31, 1998.

--------------------------------------------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


The table below presents the components of interest income and expense for the major categories of assets and liabilities for the periods indicated.

                                            Three Months Ended
                                                   MARCH 31
                                                   --------
                                               1999        1998
                                               ----        ----

Interest and dividend income:
 Interest and fees on loans ............      $6,782      $6,508
 Interest on mortgage-backed investments       2,158       2,098
 Interest on bonds and obligations .....         846         594
 Dividend income .......................         169         150
 Interest on short-term investments ....           9          32
                                              ------      ------
  Total interest and dividend income ...      $9,964      $9,382
                                              ------      ------

Interest expense:
 Interest on deposits ..................       2,829       2,841
 Interest on short-term borrowings .....         828         604
 Interest on long-term debt ............       1,634       1,902
                                              ------      ------
  Total interest expense ...............       5,291       5,347
                                              ------      ------
Net interest income ....................      $4,673      $4,035
                                              ------      ------
                                              ------      ------


A breakdown of the components of the Company's net interest-rate spread is as follows:


                                                       Three Months Ended
                                                              MARCH 31
                                                       1999            1998
                                                       ----            ----
Weighted average yield earned on:
   Loans ................................              7.58%           7.81%
   Mortgage-backed investments ..........              6.66            6.63
   Bonds and obligations ................              6.62            6.98
   Marketable and other equity securities              4.37            4.68
   Short-term investments ...............              5.35            5.69

Weighted average yield earned on
   interest-earning assets ..............              7.19            7.37

Weighted average rate paid on:
   NOW and non-interest NOW deposits ....               .53             .81
     Savings deposits ...................              2.15            2.24
     Time deposits ......................              5.22            5.60
     Total deposits .....................              3.13            3.49
     Short-term borrowings ..............              5.01            5.48
     Long-term debt .....................              5.79            6.01

   Weighted average rate paid on
   interest-bearing liabilities .........              3.91            4.31

Net interest-rate spread ................              3.28%           3.06%

--------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
--------------------------------------------------------------------------------


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


                                            THREE MONTHS ENDED MARCH
                                            ------------------------
                                               1999   vs.   1998
                                               INCREASE (DECREASE)
                                               -------------------
                                                     DUE TO
                                       ----------------------------------
                                       VOLUME           RATE        TOTAL
                                       ------           ----        -----
                                                (In thousands)
Interest and dividend income:
  Loans .........................      $ 1,282       $(1,008)      $   274
  Mortgage-backed investments ...           50            10            60
  Bonds and obligations .........          451          (199)          252
  Equity securities .............           75           (56)           19
  Short-term investments ........          (21)           (2)          (23)
                                       -------       -------       -------

      Total interest and dividend
       income ...................        1,837        (1,255)          582
                                       -------       -------       -------
Interest expense:
  NOW deposits ..................          148          (179)          (31)
  Savings deposits ..............          151          (116)           35
  Time deposits .................          558          (574)          (16)
  Short-term borrowings .........          546          (322)          224
  Long-term debt ................         (201)          (67)         (268)
                                       -------       -------       -------
      Total interest expense ....        1,202        (1,258)          (56)
                                       -------       -------       -------

Net interest income .............      $   635       $     3       $   638
                                       -------       -------       -------
                                       -------       -------       -------

--------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
--------------------------------------------------------------------------------


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

GENERAL. Net income for the quarter ended March 31, 1999 was $1,061,000 or $.30 per diluted share compared to a net income of $1,136,000 or $.30 per diluted share in the corresponding period of 1998, a net decrease of $75,000 or 6.6%. The overall decline in net income was mainly attributable to lower gains on sales of securities and increases in non-interest expenses, including trust preferred securities, offset in part by increases in net interest income, customer service fees and gains on sales of mortgages.

INTEREST AND DIVIDEND INCOME. Interest and dividend income increased $582,000 or 6.2% during the three month period ended March 31, 1999, as compared to the same period in 1998. The increase was attributable to increases in earning assets, particularly loans, offset in part by reductions in the yield earned on those assets. The balance of average earning assets for the three month period ended March 31, 1999 was approximately $554,704,000 as compared to $509,084,000 for the same period in 1998, an overall increase of $45,620,000 or 9.0%. The increase in earning assets was generally due to increases in average loan balances which were $357,833,000 for the three months ended March 31, 1999, as compared to $333,375,000 for the same period in 1998, an increase of $24,458,000 or 7.3%. This increase was generally caused by larger volumes of commercial loan originations in 1998 and into 1999 as well as higher residential loan balances which were the result of the steady volume of loan originations and purchases throughout 1998 and into 1999. See "Liquidity and Capital Resources" and "Asset/Liability Management" for further discussion of the Company's investment strategies.

The average yield earned on loans decreased for the first quarter of 1999 as compared to 1998 primarily due to the effect of higher prepayments on higher yielding residential loans and lower rates earned on newer originations or purchases, particularly over the past three months. The yield on loans for the three months ended March 31, 1999 was 7.58% as compared to 7.81% for the same period in 1998. Loan yields in 1999 have been affected by consistently high levels of prepayment activity experienced throughout 1998 into 1999 on higher yielding residential loans which were in turn replaced by lower yielding loans due to the lower interest rate environment. Loan yields for the first quarter of 1998 had been adversely affected by approximately $250,000 of unfavorable yield adjustments or higher yielding loans which had been purchased at a premium which was caused by unusually high prepayment activity. Given the current relatively low long term interest rates and relatively strong economy, similar yield declines could occur in the future. Yields on loans were positively affected by growth in the Company's commercial loan portfolio which has grown to approximately $61,500,000 at March 31, 1999 from $49,300,000 at March 31, 1998, an increase of $12,200,000 or 24.7%. Commercial loans typically carry a higher yield than residential mortgages.

Average balances of mortgage-backed investments and investment securities were $129,581,000 and $51,135,000, respectively, for the three months ended March 31, 1999 as compared to $126,587,000 and $34,051,000, respectively, for the corresponding period in 1998. These balances, when combined, increased $20,078,000 or 12.5%. The yield on mortgage-backed investments remained relatively flat at 6.66% in the first quarter of 1999, as compared to 6.63% in the same period in 1998. The yield on this portfolio did not materially decline despite the decreasing yield environment due to management's plan to sell some of the Company's more interest rate sensitive securities and to purchase more securities which were less sensitive to rate declines.

--------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
--------------------------------------------------------------------------------

The yield on investment securities decreased to 6.62% in the first quarter of 1999 as compared to 6.98% in 1998 generally due to some of the Company's higher yielding bonds being called by the issuers with proceeds being reinvested at lower rates.

INTEREST EXPENSE. Interest expense for the quarter ended March 31, 1999 decreased $56,000 or 1.1% compared to the same period in 1998, generally due to decreases in the rates paid on deposit and borrowed funds, which was partially offset by increases in the average balances of deposits and borrowed funds. The blended weighted average rate paid on deposits and borrowed funds was 3.91% for the three months ended March 31, 1999 as compared to 4.31% for the same period in 1998. The weighted average rates paid on deposits was 3.13% for the quarter ended March 31, 1999 as compared to 3.49% for the same period in 1998. The overall cost of deposits has declined in the first quarter of 1999 as compared to the same period in 1998, generally due to the continued success of promotional efforts to attract core deposits (NOW accounts, demand deposits, savings and money markets), which typically have a lower cost of funds than time deposits and borrowings. The average balance of core and time deposits rose to $199,176,000 and $162,754,000, respectively, for the first quarter of 1999 as compared to $172,722,000 and $152,886,000, respectively, for the corresponding period in 1998, for increases of 15.3% and 6.5%, respectively. The Company will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings. The average balances of borrowed funds increased overall, during the first quarter of 1999 as compared to 1998, to $178,923,000 from $170,636,000, an increase of 4.9%.
This increase generally relates to the funding of certain loan portfolio purchases in the fourth quarter of 1998 and the first quarter of 1999. The overall weighted average rates paid on borrowed funds decreased to approximately 5.50% for the quarter ended March 31, 1999 from 5.87% in 1998. This decrease represents the renewal of certain borrowings which came due in 1998 at lower rates than they had been obtained for previously. It is anticipated at this time that the Federal Reserve's decisions to drop the inter-bank borrowing rate by 75 basis points in the third and fourth quarter of 1998 may have a further positive effect on the refinancing of borrowed funds in future periods. The Company will continue to evaluate the use of borrowing as an alternative funding source for asset growth in future periods. See "Asset/Liability Management" for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds.

NON-INTEREST INCOME. Total non-interest income decreased $14,000 or .9% in the first quarter of 1999 in comparison to the same period in 1998. Customer service fees, which were $947,000 for the quarter ended March 31, 1999 as compared to $861,000 for 1998, for an increase of $86,000 or 10.0%, rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios. Loan servicing fees and gains on sales of mortgage loans were $97,000 and $ 163,000, respectively, for the first quarter of 1999 as compared to $115,000 and $68,000, respectively, for the same period in 1998, a combined increase of $77,000 or 42.1%. This generally is reflective of the favorable refinancing market for residential loans in 1999 which has resulted in increased saleable loan production compared to the same period in 1998. As the Company has been selling loans generally on a servicing released basis since 1996, the portfolio of loans serviced for others has declined which has caused the continued drop in loan servicing income.

--------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
--------------------------------------------------------------------------------


Gains on sales of securities were $177,000 for the first quarter of 1999 as compared to $365,000 for 1998 for a decrease of $188,000 or 51.5%. While the equity markets remained relatively strong through the first quarter of 1999, management elected to sell fewer holdings.

NON-INTEREST EXPENSES. Non-interest expenses for the quarter ended March 31, 1999 increased $694,000 or 19.3% compared to the same period in 1998. Salaries and employee benefits increased 19.2% or $337,000 primarily due to increases in health insurance costs and staffing levels in the Company's retail banking area, including the Bank's new supermarket branches in Randolph, which opened in April 1998, and Hanson, which opened in September 1998. These increases correspond with the Company's strategic focus of attracting core deposits and new customer relationships. Occupancy expenses increased $77,000 or 11.4% primarily due to increased capital and operating expenditures related to the Randolph and Hanson branches, and to the general inflationary and capital expenditure increases, particularly in technology. Other non-interest expenses, including trust preferred expenses, also increased $280,000 or 23.8% for the quarter ended March 31, 1999 in comparison to the same period in 1998. Of this amount, approximately $261,000 of the aforementioned increases relates to expenses related to trust preferred securities which were issued in June 1998. See "Liquidity and Capital Resources" for additional discussion of trust preferred securities.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses was $190,000 for each of the quarters ended March 31, 1999 and March 31, 1998. This continued provision primarily reflects management's estimate of general increased risk associated with increases in the Company's commercial loan portfolios over the past year, considering the increased risk associated with these loans as compared to residential real estate.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate for the quarter ended March 31, 1999 was 36.2% compared to 34.5% for the quarter ended March 31, 1998. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates. Additionally, the overall effective tax rate is influenced by the proportion of income generated by non-bank subsidiaries. In 1998, a greater portion of income was generated through non-bank subsidiaries as compared to the first quarter of 1999.

--------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
--------------------------------------------------------------------------------


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

Rate Change                                 Estimated Exposure as a
(Basis Points)                              % of Net Interest Income
--------------                              ------------------------

   +200                                           (4.8%)
   -200                                            1.5%

--------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
--------------------------------------------------------------------------------


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

The following table reflects the Company's estimated exposure as a percentage of estimated economic value of equity assuming an immediate shift in interest rates:

Rate Change                                 Estimated Exposure as a
(Basis Points)                              % of Economic Value
--------------                              -----------------------

    +200                                         (21.6)%
    -200                                         (16.4)%

This estimated exposure from an economic value of equity, in management's opinion, does not put the Company at undue interest rate risk given evaluations of other factors including interest rate simulation results and the overall interest rate gap position as described below.

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

The Company's limits on interest rate risk specify that rate sensitive assets be maintained at at least 40% of rate sensitive liabilities at the cumulative 1-year gap, as presented on a basis consistent with methods prescribed by generally accepted accounting principles. As of March 31, 1999, the Company was liability sensitive with rate sensitive assets at 47% of rate sensitive liabilities at the 1-year gap.

The Company's policy is to match, as well as possible, the interest rate sensitivities of its assets and liabilities. Residential mortgage loans that the Company currently originates or purchases for the Company's own portfolio are primarily 1-year, 3-year and 5-year adjustable rate mortgages and shorter term (generally 15-year or seasoned 30-year) fixed rate mortgages. Residential mortgage loans currently originated by the Company are primarily sold in the secondary market.

The Company also emphasizes loans with terms to maturity or repricing of 3 years or less, such as certain adjustable rate residential mortgage loans, commercial mortgages, business loans, residential construction loans, second mortgages and home equity loans.

--------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
--------------------------------------------------------------------------------


Management desires to expand its interest earning asset base in future periods primarily through growth in the Company's loan portfolio. Loans comprised approximately 64.5% of the average interest earning assets for the first three months of 1999. In the future, the Company intends to continue to be competitive in the residential mortgage market but plans to place greater emphasis on consumer and commercial loans. The Company also has been, and expects to remain, active in pursuing wholesale opportunities to purchase loans. During the first quarter of 1999 and 1998, the Company acquired approximately $25,800,000 and $26,000,000, respectively, of residential first mortgages.

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

The Company is also a voluntary member of the Federal Home Loan Bank ("FHLB") of Boston. This borrowing capacity assists the Company in managing its asset/liability growth because, at times, the Company considers it more advantageous to borrow money from the FHLB of Boston than to raise money through non-core deposits (i.e., certificates of deposit). Borrowed funds totaled $181,752,000 at March 31, 1999 compared to $177,128,000 at December 31, 1998.
These borrowings are primarily comprised of FHLB of Boston advances and have primarily funded residential loan originations and purchases as well as mortgage-backed investments and investment securities.

Additionally, the Company has recently obtained funding through the issuance of trust preferred securities which carry a higher interest rate than similar FHLB borrowings but at the same time are included as capital, without diluting earnings per share and are tax deductible. See "Liquidity and Capital Resources" for further discussion.

--------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
--------------------------------------------------------------------------------


The following table sets forth maturity and repricing information relating to interest sensitive assets and liabilities at March 31, 1999. The balance of such accounts has been allocated among the various periods based upon the terms and repricing intervals of the particular assets and liabilities. For example, fixed rate mortgage loans and mortgage-backed securities, regardless of "available for sale" classification, are shown in the table in the time periods corresponding to projected principal amortization computed based on their respective weighted average maturities and weighted average rates using prepayment data available from the secondary mortgage market.

Adjustable rate loans and securities are allocated to the period in which the rates would be next adjusted. The following table does not reflect partial or full prepayment of certain types of loans and investment securities prior to scheduled contractual maturity. Additionally, all securities or borrowings which are callable at the option of the issuer or lender are reflected in the following table based upon the likelihood of call options being exercised by the issuer on certain investments or borrowings in a most likely interest rate environment. Since regular passbook savings and NOW accounts are subject to immediate withdrawal, such accounts have been included in the "Other Savings Accounts" category and are assumed to mature within 6 months. This table does not include non-interest bearing deposits.

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

--------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
--------------------------------------------------------------------------------


                                                                                   AT MARCH 31, 1999
                                                                              ---------------------------
                                                                              REPRICING/MATURITY INTERVAL
                                                                              ---------------------------
                                                           (1)         (2)         (3)            (4)           (5)
                                                                                                 Over
                                                        0-6 MOS.    6-12 MOS.    1-2 YRS.       2-3 YRS.      3-5 YRS.
                                                  ------------------------------------------------------------------------
                                                           (Dollars in thousands)
Assets subject to interest rate adjustment:
  Short-term investments .......................    $     220      $    --        $    --        $    --        $    --
  Bonds and obligations ........................       24,906          4,314         10,131          2,986         11,721
  Mortgage-backed investments ..................       32,537         12,104         16,735         14,533         22,814
  Mortgage loans subject to
   rate review .................................       27,576          7,039         19,681          7,492         28,069
  Fixed-rate mortgage loans ....................       35,542         25,920         38,309         46,545         62,378
  Commercial and other loans ...................       10,355          2,720          1,938          1,481          2,935
                                                                   ---------      ---------      ---------      ---------
      Total ....................................    $ 131,136      $  52,097      $  86,794      $  73,037      $ 127,917
                                                                   ---------      ---------      ---------      ---------
Liabilities subject to interest rate adjustment:
  Money market deposit accounts ................       16,206           --             --             --             --
  Savings deposits - term
   certificates ................................       79,458         39,917         32,465          5,876          4,869
  Other savings accounts .......................      145,524           --             --             --             --
  Borrowed funds ...............................       91,252         19,000         33,000          8,000           --
                                                                   ---------      ---------      ---------      ---------
Total ..........................................      332,440         58,917         65,465         13,876          4,869
                                                                   ---------      ---------      ---------      ---------
Guaranteed preferred beneficial
interest in junior subordinated
debentures .....................................    $    --        $    --        $    --        $    --        $    --
                                                                   ---------      ---------      ---------      ---------
Excess (deficiency) of rate-
 sensitive assets over rate-
 sensitive liabilities .........................    $(201,304)     $  (6,820)     $  21,329      $  59,161      $ 123,048
                                                                   ---------      ---------      ---------      ---------
 Cumulative excess (deficiency)
 of rate-sensitive assets over
 rate sensitive liabilities ....................    $(201,304)     $(208,124)     $(186,795)     $(127,634)     $  (4,586)
                                                    ---------      ---------      ---------      ---------      ---------
                                                    ---------      ---------      ---------      ---------      ---------

Rate-sensitive assets as a
 percent of rate-sensitive
 liabilities (1) ...............................        39.4%          46.8%          59.1%          72.9%          99.0%




                                                     AT MARCH 31, 1999
                                                   REPRICING/MATURITY INTERVAL
                                                         (6)
                                                        5 YRS.       TOTAL
                                                       ------       ------
Assets subject to interest rate adjustment:
  Short-term investments .......................    $    --       $     220
  Bonds and obligations ........................        2,051        56,109
  Mortgage-backed investments ..................       36,164       134,887
  Mortgage loans subject to
   rate review .................................         --          89,857
  Fixed-rate mortgage loans ....................       44,279       252,973
  Commercial and other loans ...................           61        19,490
                                                    ---------     ---------
      Total ....................................    $  82,555     $ 553,536
                                                    ---------     ---------
Liabilities subject to interest rate adjustment:
  Money market deposit accounts ................         --          16,206
  Savings deposits - term
   certificates ................................         --         162,585
  Other savings accounts .......................         --         145,524
  Borrowed funds ...............................       30,500       181,752
                                                    ---------     ---------
Total ..........................................       30,500       506,067
                                                    ---------     ---------
Guaranteed preferred beneficial
interest in junior subordinated
debentures .....................................    $  11,953     $  11,953
                                                    ---------     ---------
Excess (deficiency) of rate-
 sensitive assets over rate-
 sensitive liabilities .........................    $  40,102     $  35,516
                                                    ---------     ---------
 Cumulative excess (deficiency)
 of rate-sensitive assets over
 rate sensitive liabilities ....................    $  35,516
                                                    ---------
                                                    ---------

Rate-sensitive assets as a
 percent of rate-sensitive
 liabilities (1) ...............................       106.9%



  (1) Cumulative as to the amounts previously repriced or matured. Assets held for sale are reflected in the period in which sales are expected to take place. Securities classified as available for sale are shown at repricing/maturity intervals as if they are to be held to maturity as there is no definitive plan of disposition. They are also shown at amortized cost.

--------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
--------------------------------------------------------------------------------


Liquidity and Capital Resources

Payments and prepayments on the Company's loan and mortgage-backed investment portfolios, sales of fixed rate residential loans, increases in deposits, borrowed funds and maturities of various investments comprise the Company's primary sources of liquidity. The Company is also a voluntary member of the FHLB of Boston and, as such, is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to outside sources. Qualified collateral generally consists of residential first mortgage loans, securities issued, insured or guaranteed by the U.S. Government or its agencies, and funds on deposit at the FHLB of Boston. Short-term advances may be used for any sound business purpose, while long-term advances may be used only for the purpose of providing funds to finance housing. At March 31, 1999, the Company had approximately $130,000,000 in unused borrowing capacity that is contingent upon the purchase of additional FHLB of Boston stock. Use of this borrowing capacity is also impacted by capital adequacy considerations.

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

The Company regularly monitors its asset quality to determine the level of its loan loss reserves through periodic credit reviews by members of the Company's Management Credit Committee. The Management Credit Committee, which reports to the Executive Committee of the Company's Board of Directors, also works on the collection of non-accrual loans and disposition of real estate acquired by foreclosure. The allowance for possible loan losses is determined by the Management Credit Committee after consideration of several key factors including, without limitation potential risk in the current portfolio, levels and types of non-performing assets and delinquency, levels of potential problem loans on the watched asset reports and the impact that they may have on loan collateral and repayment. Workout approach and financial condition of borrowers are also key considerations to the evaluation of non-performing loans.

Non-performing assets were $765,000 at March 31, 1999, compared to $731,000 at December 31, 1998, a increase of $34,000 or 4.7%. The Company's ratio of delinquent loans to total loans was .19% at March 31, 1999, as compared to .36% at December 31, 1998. Management believes that while delinquency rates and non-performing assets remain at relatively low levels at March 31, 1999, it is likely that at some point in the near future some degree of economic slow down is likely which in turn may result in future increases in problem assets and loan loss provisions. Management continues to monitor the overall economic environment and its potential effects on future credit quality on an ongoing basis.

At March 31, 1999, the Company had outstanding commitments to originate, purchase and sell residential mortgage loans in the secondary market amounting to $2,065,000, $8,680,000 and $988,000 respectively. The Company also has outstanding commitments to grant advances under existing home

--------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
--------------------------------------------------------------------------------


equity lines of credit amounting to $11,201,000. Unadvanced commitments under outstanding commercial and construction loans totaled $8,789,000 as of March 31, 1999. The Company believes it has adequate sources of liquidity to fund these commitments.

The Company's total stockholders' equity was $33,049,000 or 5.5% of total assets at March 31, 1999, compared with $33,060,000 or 5.6% of total assets at December 31, 1998. The decrease in total stockholders' equity of approximately $11,000 or
 .03% primarily resulted from dividends paid, offset in part by earnings of the Company and decreases in the market value of available for sale securities, net of taxes.

The Company issued $12,650,000 of 8.25% Trust Preferred Securities in June 1998. Under current regulatory guidelines, trust preferred securities are allowed to represent up to approximately 25% of the Company's Tier 1 capital with any excess amounts available as Tier 2 capital. As of March 31, 1999, approximately $10,846,000 of these securities was included in Tier 1.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a "well-capitalized" classification. At March 31, 1999, the Company's Tier 1 leverage capital ratio was approximately 6.78%. In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% (6.00% for "well-capitalized") and a minimum ratio of total capital to risk-weighted assets of 8.00% (10.00% for "well-capitalized"). At March 31, 1999, the Company's Tier 1 and total risk-based capital ratios were approximately 12.47% and 13.88%, respectively. The Company is categorized as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.). The Bank is also categorized as "well-capitalized" as of March 31, 1999.

Impact of the Year 2000

The Year 2000 problem, which is common to most companies, concerns the inability of information systems, primarily (but not exclusively) computer software programs, to properly recognize and process date-sensitive information as the Year 2000 approaches. The following constitutes the Company's Year 2000 readiness disclosure under the Year 2000 Information and Readiness Disclosure Act.

The mission critical information systems of the Company are generally processed in-house using programs or software provided by third party vendors. Thus, the direct effort to correct Year 2000 issues will generally be undertaken by larger companies outside of the Company's control. The Company believes that it will bring its mission critical systems into compliance with Year 2000 generally through software upgrades and releases, covered primarily through pre-existing maintenance contracts on such software or, for some limited exceptions, through the acquisition and installation of compliant alternative solutions.

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

--------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
--------------------------------------------------------------------------------


an unfavorable or critical evaluation of management of a financial institution in connection with regulatory review) of applications seeking to expand the institutions activities or to acquire other entities.

The Company has had a Year 2000 Task Force (the "Task Force") comprised of middle and senior management personnel starting in 1997. The managers on this Task Force represent all operating areas of the Company including those who have limited responsibilities for internal system applications but may have Year 2000 exposure resulting from vendor or correspondent relationships. A formal Year 2000 Action Plan has been developed and was approved by the Board of Directors in 1997. The Task Force has had regularly scheduled monthly meetings since its formation with bi-weekly meetings since March 1998 and provides updates to the full Board of Directors on a monthly basis. The Company also established a Year 2000 Committee in June 1998 comprised of the Chief Executive Officer, Chief Operations Officer, Director of Management Information Systems and three outside Directors of the Company. This group has reviewed all Year 2000 plans and the Company's progress against the detailed plans and objectives established in the Year 2000 Action Plan. This Committee meets quarterly. The Task Force has completed an assessment, identifying mission critical systems, and has initiated formal communications with all third party vendors, including correspondent financial institutions, to determine the compliance status of all systems utilized by the Company. Mission critical systems include hardware, software, program interfaces, operating systems and network. Based upon the results of the assessment, the Company did not determine a need to replace significant portions of existing hardware or software systems.

The Company's plan to address the Year 2000 issue was developed along the five-phase project management process outlined in the Federal Financial Institutions Examination Council (FFIEC) Year 2000 statement of May 5, 1997 ((i) awareness; (ii) assessment; (iii) renovation; (iv) validation; and (v) implementation). The awareness phase has generally been completed. The assessment phase has consisted of assessing and documenting the Company's business risk, information systems, and third party vendors, including those who are not software and hardware or operating system providers.

This phase also included an assessment of the Company's exposure to additional credit risk as a result of Year 2000 issues with its customers, particularly for commercial and commercial real estate loans and also for large depositors. At this point in time, after the completion of such assessment, management does not believe that there is a material risk or exposure in these specific areas to credit losses or liquidity problems as a result of Year 2000. Although credit risk associated with Year 2000 appears to be low for the Company based upon current assessments, it is not possible to fully evaluate the true magnitude of increased credit risk associated with Year 2000 at this point in time. The impact that Year 2000 has on borrowers could result in increases in problem loans and credit losses in future years. Management will continue, however, to monitor developments in these areas. The overall assessment phase has certain elements, including impact of reliance upon outside vendors, which are currently ongoing. The majority of the assessment phase is otherwise complete with no critical issues noted.

The validation phase, which includes actual testing of software, hardware, network, telecom and programming applications, is substantially complete. There have not been any material issues or developments as a result of such testing.

--------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
--------------------------------------------------------------------------------

The Company is also in the process of developing contingency plans to ensure that critical operations continue in the event that its information systems or other vendors are unable to achieve Year 2000 requirements. At this point, the Company has not identified any mission critical vendors who have missed target dates or appear to be at material risk of not achieving Year 2000 requirements.

The chief components of the Company's Year 2000 expenses are generally relating to the costs of acquiring testing systems, independent auditors and consultants to assist the Task Force and management in assessing the adequacy of its plan, testing of its systems, and propriety of its conclusions and, in some instances, minor programming for system interfaces and the purchase of non-mission critical software replacements which were necessitated as a result of management's Year 2000 risk assessment and/or testing. It is estimated that the Company directly incurred $150,000 in expenses in 1998 related to Year 2000 and management conservatively estimates that approximately $100,000 to $150,000 in additional expenses may be incurred in 1999. Costs of the project, however, are based on current estimates and actual results could vary significantly from such estimates once detailed testing and contingency planning is completed.

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

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is a defendant in various legal matters, more of which is believed by management to be material to the consolidated financial statements.

Item 2.   Changes in Securities.

     (a) Not applicable.
     (b) Not applicable.
     (c) Not applicable.
     (d) Not applicable.


Item 3.   Defaults Upon Senior Securities.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

Item 5.   Other Information.

     None.

Item 6.   Exhibits and Reports on Form 8-K.

     a)   Exhibits

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

        27.1    Financial Data Schedule, March 31, 1999


     (b)  Reports on Form 8-K.

          The Company filed no reports on Form 8-K during the first quarter of 1999.


---------------------------------------------------



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


                                           ABINGTON BANCORP, INC.
                                           ----------------------
                                                (Company)



Date:  May 13, 1999                        BY /s/JAMES P. MCDONOUGH
                                             -----------------------------------
                                           James P. McDonough
                                           President and Chief Executive Officer



Date:  May 13, 1999                        BY /s/ROBERT M. LALLO
                                             -----------------------------------
                                           Robert M. Lallo
                                           Treasurer
                                           (Principal Financial Officer)

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

27.1    Financial Data Schedule, March 31, 1999.


-----------------------------------------------------



*    Management contract or compensatory plan or arrangement.