Form 10-Q
period 1999-06-30
ABINGTON BANCORP INC
filed 1999-08-11
CIK 812146

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                   -------------------------------------------


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES
              EXCHANGE ACT OF 1934 for Quarter Ended June 30, 1999

                   -------------------------------------------


                         Commission File Number 0-16018


                             ABINGTON BANCORP, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)


  MASSACHUSETTS                                             04-3334127
  -------------                                             ----------
(State or Other Jurisdiction                        (I.R.S.  Identification No.)
of Incorporation or Organization)


536 WASHINGTON STREET, ABINGTON, MASSACHUSETTS                  02351
----------------------------------------------              ---------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code        (781) 982-3200
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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 3,296,500 shares as of August 5, 1999.

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

                             ABINGTON BANCORP, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                             PAGE
                                                                                             ----
Part I          Financial Information

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of June 30, 1999
                  (Unaudited) and December 31, 1998....................................        4


                  Consolidated Statements of Operations (Unaudited) for the
                  Three and Six Months Ended June 30, 1999 and 1998....................        5

                  Consolidated Statements of Changes in Stockholders'
                  Equity (Unaudited) for the Six Months Ended
                  June 30, 1999 and 1998...............................................        6

                  Consolidated Statements of Comprehensive Income for the Six
                  Months Ended June 30, 1999 and 1998..................................        7

                  Consolidated Statements of Cash Flows (Unaudited)
                  for the Six Months Ended June 30, 1999 and 1998......................        8

                  Notes to Unaudited Consolidated Financial Statements.................       10

Item 2.           Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations........................       15

Item 3.           Quantitative and Qualitative Disclosures about Market Risk...........       33

Part II         Other Information

Item 1.           Legal Proceedings ...................................................       34

Item 2.           Change in Securities ................................................       34

Item 3.           Defaults upon Senior Securities......................................       34

Item 4.           Submission of Matters to a Vote of Security Holders..................       34

Item 5.           Other Information....................................................       34

Item 6.           Exhibits and Reports on Form 8-K.....................................       34

Signature Page.........................................................................       38

Index to  Exhibits ....................................................................       39

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
--------------------------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                       June 30,                   December 31,
                                                                         1999                        1998
                                                                         ----                        ----
                                                                                 (In Thousands)
         ASSETS
         Cash and due from banks.................................     $   15,860                $   15,424
         Short-term investments..................................            222                     4,293
                                                                          ------                   -------
           Total cash and cash equivalents.......................         16,082                    19,717
                                                                          ------                    ------

         Loans held for sale.....................................          5,006                     3,901
           Securities available for sale - at
             market value........................................        215,156                   181,346
         Loans...................................................        364,970                   359,911
           Less:
             Allowance for possible loan losses..................         (3,382)                   (3,077)
                                                                         -------                   -------
             Loans, net..........................................        361,588                   356,834
                                                                         -------                   -------

         Federal Home Loan Bank stock............................         10,135                     9,538
         Banking premises and equipment, net.....................          8,955                     8,328
         Other real estate owned, net............................             --                        --
         Intangible assets.......................................          3,387                     2,789
         Other assets............................................         10,328                     8,698
                                                                          ------                     -----
                                                                      $  630,637                $  591,151
                                                                      ----------                ----------
                                                                      ----------                ----------
         LIABILITIES AND STOCKHOLDERS' EQUITY

         Deposits................................................     $  378,972                $  363,953
         Short-term borrowings...................................         87,444                    66,628
         Long-term debt..........................................        118,200                   110,500
         Accrued taxes and expenses..............................          2,339                     3,286
         Other liabilities.......................................          1,357                     1,790
                                                                           -----                     -----
             Total liabilities...................................        588,312                   546,157
                                                                         -------                   -------
         Guaranteed preferred beneficial interest in the Company's
           junior subordinated debentures, net...................         11,972                    11,934

         Commitments and contingencies
         Stockholders' equity:
           Serial preferred stock, $.10 par value,
             3,000,000 shares authorized; none issued.............            --                        --

           Common stock, $.10 par value 12,000,000
             shares authorized; 4,795,000 and 4,795,000
             shares issued in 1999 and 1998, respectively                    480                       480
           Additional paid-in capital............................         21,858                    21,830
           Retained earnings.....................................         24,493                    23,182
                                                                          ------                 ---------
                                                                          46,831                    45,492
           Treasury stock - 1,539,000 and 1,448,000 shares
           for 1999 and 1998, respectively, at cost..............        (14,603)                  (13,283)
           Compensation plans....................................            (39)                     (114)
           Other accumulated comprehensive income -
           Net unrealized gain (loss) on available for
             sale securities, net of taxes.......................         (1,836)                       965
                                                                         -------                       ---
             Total stockholders' equity..........................         30,353                    33,060
                                                                          ------                    ------
                                                                      $  630,637                $  591,151
                                                                      ----------                ----------
                                                                      ----------                ----------

         See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------
                                   (Unaudited)


                                                                  Three Months Ended             Six Months Ended
                                                                        June 30                        June 30
                                                                  -------------------            ------------------
                                                                  1999           1998            1999          1998
                                                                  ----           ----            ----          ----
                                                                        (In thousands, except per share data)
Interest and dividend income:
  Interest and fees on loans..................................   $    6,762     $    6,673     $   13,544    $   13,181
  Interest on mortgage-backed investments.....................        2,261          1,901          4,419         3,999
  Interest on bonds and obligations...........................        1,040            707          1,886         1,301
  Dividend income.............................................          166            154            335           304
  Interest on short-term investments..........................            8             47             17            79
                                                                 ----------     ----------     ----------    ----------
    Total interest and dividend income........................       10,237          9,482         20,201        18,864
                                                                 ----------     ----------     ----------    ----------
Interest expense:
 Interest on deposits.........................................        2,752          2,930          5,581         5,771
 Interest on short-term borrowings............................        1,016            587          1,844         1,191
 Interest on long-term debt...................................        1,701          1,954          3,335         3,856
                                                                 ----------     ----------     ----------    ----------

    Total interest expense....................................        5,469          5,471         10,760        10,818
                                                                 ----------     ----------     ----------    ----------
Net interest income...........................................        4,768          4,011          9,441         8,046
Provision for possible loan losses............................           70            190            260           380
                                                                 ----------     ----------     ----------    ----------
Net interest income, after provision for
  Possible loan losses........................................        4,698          3,821          9,181         7,666
                                                                 ----------     ----------     ----------    ----------
Non-interest income:
  Loan servicing fees.........................................           91            124            188           239
  Other customer service fees.................................        1,088            922          2,035         1,783
  Gain on sales of securities, net............................          228            657            405         1,022
  Gain on sales of mortgage loans, net........................          359            146            522           214
  Gain on sales and write-down of
  other real estate owned,  net...............................           68             43             68            43
Other.........................................................          124             70            219           154
                                                                 ----------     ----------     ----------    ----------
    Total non-interest income.................................        1,958          1,962          3,437         3,455
                                                                 ----------     ----------     ----------    ----------
Non-interest expense:
  Salaries and employee benefits..............................        2,389          1,910          4,479         3,663
  Occupancy and equipment expenses............................          821            636           1574         1,312
  Trust preferred securities expense .........................          299             66            560            66
  Other non-interest expense..................................        1,452          1,367          2,647         2,543
                                                                 ----------     ----------     ----------    ----------
    Total non-interest expense................................        4,961          3,979          9,260         7,584
                                                                 ----------     ----------     ----------    ----------
Income before provision for income
   taxes......................................................        1,695          1,804          3,358         3,537
Provision for income taxes....................................          613            650          1,215         1,247
                                                                 ----------     ----------     ----------    -----------
    Net income ...............................................   $    1,082     $    1,154     $    2,143    $    2,290
                                                                 ----------     ----------     ----------    ----------
                                                                 ----------     ----------     ----------    ----------
Earnings per share
   Basic -
       Net income per share...................................   $      .33     $      .32     $      .65    $      .64
                                                                 ----------     ----------     ----------    ----------
                                                                 ----------     ----------     ----------    ----------
       Weighted average common shares.. ......................    3,272,000      3,560,000      3,310,000     3,573,000
                                                                 ----------     ----------     ----------    ----------
                                                                 ----------     ----------     ----------    ----------
Diluted -
   Net income per share.......................................   $      .31     $      .30     $      .61    $      .60
                                                                 ----------     ----------     ----------    ----------
                                                                 ----------     ----------     ----------    ----------
Weighted average common and common share and
  share equivalents..........................................     3,464,000      3,803,000      3,501,000     3,828,000
                                                                 ----------     ----------     ----------    ----------
                                                                 ----------     ----------     ----------    ----------
Dividends per share..........................................    $      .05     $      .05     $      .25    $     .20
                                                                 ----------     ----------     ----------    ----------
                                                                 ----------     ----------     ----------    ----------

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

                                                                        Additional
                                                           Common        Paid-In         Retained         Treasury
                                                            Stock        Capital         Earnings           Stock

-------------------------------------------------------------------------------------------------------------------
                                                                                                     (In thousands)
Balance at December 31, 1998 .........................    $    480       $ 21,830       $ 23,182        $(13,283)

Net income ...........................................          --             --          2,143              --
Change in obligation related to directors deferred
   stock plan ........................................          --             --             --              --
Decrease in unearned compensation - ESOP .............          --             --             --              --
Decrease in  unrealized gain on
  available for sale securities, net of taxes ........          --             --             --              --
Issuance of stock ....................................          --             28             --              --
Repurchase of stock ..................................          --             --             --          (1,320)
Dividends declared ($.25 per share) ..................          --             --           (832)             --
                                                          --------       --------       --------        --------
Balance at June 30, 1999 .............................    $    480       $ 21,858       $ 24,493        $(14,603)
                                                          --------       --------       --------        --------
                                                          --------       --------       --------        --------

Balance at December 31, 1997 .........................    $    468       $ 21,094       $ 19,858        $ (5,931)
Net income ...........................................          --             --          2,290              --

Decrease in unearned compensation - ESOP .............          --             --             --              --
Effect of reclasification of securities from held-to
  maturity to available for sale, net of taxes .......          --             --             --              --
Issuance of stock ....................................           8            373             --              --
Decrease is unrealized gain on
  available for sale securities, net of taxes ........          --             --             --              --
Repurchase of stock ..................................          --             --             --          (3,698)
Dividends declared ($.20 per share) ..................          --             --           (711)             --
                                                          --------       --------       --------        --------
Balance at June 30, 1998 .............................    $    476       $ 21,467       $ 21,437        $ (9,629)
                                                          --------       --------       --------        --------
                                                          --------       --------       --------        --------

       See accompanying notes to unaudited consolidated financial statements.

                                                           Net
                                                        Unrealized
                                                           Gain
                                                         (Loss) on
                                                        Available
                                                         for Sale      Compensa-
                                                        Securities     tion Plans    Total
-----------------------------------------------------------------------------------------------
Balance at December 31, 1998 .........................  $    965     $   (114)    $ 33,060

Net income ...........................................        --           --        2,143
Change in obligation related to directors deferred
   stock  plan .......................................        --           34           34
Decrease in unearned compen-
  sation - ESOP ......................................        --           41           41
Decrease in unrealized gain  on
  available for sale securities, net of taxes ........    (2,801)          --       (2,801)
Issuance of stock ....................................        --           --           28
Repurchase of stock ..................................        --           --       (1,320)
Dividends declared ($.25 per share) ..................        --           --         (832)
                                                         --------    ---------    --------
Balance at June 30, 1999 .............................   $(1,836)     $   (39)    $ 30,353
                                                         --------    ---------    --------
                                                         --------    ---------    --------

Balance at December 31, 1997 .........................   $ 1,063     $   (231)    $ 36,321
Net income ...........................................        --           --        2,290
Decrease in unearned compen-
  sation - ESOP ......................................        --           41           41
Effect of reclassification of securities from held-to-
  maturity to available for sale, net of taxes .......       245           --          245
Issuance of stock ....................................        --           --          381
Decrease in unrealized gain on
  available for sale securities, net of taxes ........       (90)          --          (90)
Repurchase of stock ..................................        --           --       (3,698)
Dividends declared ($.20 per share) ..................        --           --         (711)
                                                         ---------   ---------    ---------
Balance at June 30, 1998 .............................   $ 1,218     $   (190)    $ 34,779
                                                         ---------   ---------    ---------
                                                         ---------   ---------    ---------

-----------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

-----------------------------------------------------------------------------

                                                            Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,


                                                           1999            1998        1999          1998
                                                           ----            ----        ----          ----

(Dollars in thousands)


Net income, as reported ..............................     $ 1,082      $ 1,154      $ 2,143      $ 2,290
Unrealized gains/(losses) on securities, net of taxes       (2,204)         (10)      (2,550)         523
Less: Reclassification adjustment for securities gains
 included in net income, net of taxes ................         141          395          251          613
                                                           -------      -------      -------      -------

Comprehensive income (loss) before transfers of
  held-to-maturity securities ........................      (1,263)         749         (658)       2,200

Add:  Net unrealized gains on securities transferred

  from held-to-maturity, net of taxes ................          --          245           --          245
                                                           -------      -------      -------      -------
Comprehensive income (loss) ..........................     $(1,263)     $   994         (658)       2,445
                                                           -------      -------      -------      -------

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                Six Months Ended
                                                                                     JUNE 30,
                                                                                     --------
                                                                               1999          1998
                                                                               ----          ----
                                                                                 (In thousands)

Cash flows from operating activities:
Net income ...........................................................     $  2,143      $  2,290

Adjustments to reconcile net income to net cash provided (used) by operating activities

Provision for loan losses ............................................          260           380
(Gain) loss on sales and write-down of
  other real estate owned, net .......................................          (68)          (43)
Amortization, accretion and depreciation,
  net ................................................................          860         1,030
Gain on sales of securities, net .....................................         (405)       (1,022)
Loans originated for sale in the
  secondary market ...................................................      (57,200)       (7,308)
  Proceeds from sales of loans .......................................       56,617         7,789
  Gain on sales of mortgage loans, net ...............................         (522)         (214)
  Other, net .........................................................       (1,223)       (3,021)
                                                                           --------      --------
Net cash provided (used) by operating
  activities .........................................................          462      $   (119)
                                                                           --------      --------

Cash flows from investing activities:
Net cash paid for Old Colony acquisition .............................       (1,113)           --
Purchase of held for investment
  securities .........................................................           --        (2,844)
  Proceeds from principal payments received
  on held for investment securities ..................................           --         5,562
Proceeds from sales of available for sale
  securities .........................................................        5,858        29,575
Proceeds from principal payments on
  available for sale securities ......................................       22,669        21,461
Purchase of available for sale securities ............................      (66,501)      (49,960)
Loans (originated/purchased) paid, net ...............................       (1,442)      (12,317)
Purchases of FHLB stock ..............................................         (597)       (1,054)

See accompanying notes to unaudited consolidated financial statements

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

--------------------------------------------------------------------------------
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                           JUNE 30,
                                                                                  1999                 1998
                                                                                  ----                 ----
                                                                                        (In thousands)
Purchase of banking premises and equipment
  and improvements to other real estate
  owned ..............................................................          $ (1,280)          $ (1,869)
Proceeds from sales of other real estate
  owned ..............................................................                68                308
                                                                                --------           --------
Net cash provided (used) by investing
  activities .........................................................           (42,338)           (11,138)
                                                                                --------           --------

Cash flows from financing activities:
Net increase in deposits .............................................            15,019             20,904
Net increase (decrease) in borrowings with original
  maturities of three months or less .................................            42,612            (22,682)
Proceeds from short-term borrowings with
  maturities in excess of three months ...............................             5,000             15,000
Principal payments on short-term borrow-
  ings with maturities in excess of
  three months .......................................................           (30,000)           (20,000)
Proceeds from issuance of long-term debt .............................            32,700             30,000
Principal payments on long term debt .................................           (25,000)           (19,500)
Proceeds from exercise of stock options ..............................                62                327
Net proceeds of issuance of guaranteed preferred beneficial interest
  in junior subordinated debentures ..................................                --             11,956
Purchase of treasury stock ...........................................            (1,320)            (3,698)
Cash paid for dividends ..............................................              (832)              (711)
                                                                                --------           --------
Net cash provided from financing
  activities .........................................................            38,241             11,596
                                                                                --------           --------
Net increase (decrease)in cash and cash
  equivalents ........................................................            (3,635)               339
Cash and cash equivalents at beginning of
  period .............................................................            19,717             13,475
                                                                                --------           --------
Cash and cash equivalents at end of period ...........................          $ 16,082           $ 13,814
                                                                                --------           --------
                                                                                --------           --------
Supplemental cash flow information:
Interest paid on deposits ............................................          $  5,607           $  5,758
Interest paid on borrowed funds ......................................             5,361              5,117
Income taxes paid ....................................................             1,234              1,305
Transfer to other real estate owned,
  net ................................................................                --                265
Transfers of securities from held-to-maturity to available for sale ..                --             61,232

Acquisitions:
  Liabilities assumed ................................................          $  3,370           $     --
  Less:  Assets purchased ............................................             3,688                 --
        Premium paid .................................................               795                 --
                                                                                --------           --------
Net cash paid ........................................................          $ (1,113)          $     --
                                                                                --------           --------
                                                                                --------           --------

     See accompanying notes to unaudited consolidated financial statements

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENT
                                  June 30 1999

--------------------------------------------------------------------------------


A)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The consolidated financial statements include the accounts of Abington Bancorp, Inc. (the "Company") and its wholly-owned subsidiaries, Abington Savings Bank (the "Bank") and Abington Bancorp Capital Trust. The Bank also includes its wholly-owned subsidiaries and Abington Securities Corporation, which invests primarily in obligations of the United States Government and its agencies and equity securities, Old Colony Mortgage Corporation, which originates and sells primarily first lien residential mortgages, and Holt Park Place Development Corporation and Norroway Pond Development Corporation, each typically owning properties being marketed for sale.

Abington Bancorp, Inc. was reestablished as the Bank's holding company on January 31, 1997. Previously, the Company's predecessor, also known as Abington Bancorp, Inc., had served as the Bank's holding company from February 1988 until its dissolution in December 1992. The Company's primary business is serving as the holding company of the Bank.

The accompanying consolidated financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 have been prepared by the Company without audit, and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to reflect a fair statement of the results of the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the footnotes contained in the Company's consolidated financial statements as of and for the year ended December 31, 1998, which are included in the Company's Annual Report to Stockholders. Interim results are not necessarily indicative of results to be expected for the entire year. All significant intercompany balances and transactions have been eliminated in consolidation.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1999 (continued)
--------------------------------------------------------------------------------


B)   DIVIDEND DECLARATION

     The Board of Directors of Abington Bancorp., Inc. declared a cash dividend of $.05 per share to holders of its common stock in June, 1999. These dividends were payable on July 23, 1999 to stockholders of record as of the close of business on July 9, 1999.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1999 (continued)

--------------------------------------------------------------------------------


C)   Stock Repurchase Program


On March 27, 1997, the Company announced that its Board of Directors had authorized the Company to repurchase up to 10% (375,000 shares) of its currently outstanding common stock from time to time at prevailing market prices. On February 24, 1998, the Company announced that its Board of Directors had authorized the Company to repurchase an additional 10% (347,000) of its outstanding common stock, as adjusted for amounts remaining to be repurchased under the March 1997 plan. On March 25, 1999, the Board of Directors authorized the Company to repurchase an additional 10% (320,000) of its outstanding common stock, as adjusted for amounts remaining to be purchased under the previously authorized plans. The Board delegated to the discretion of the Company's senior management the authority to determine the timing of the repurchase program's commencement, subsequent purchases and the prices at which the repurchases will be made.

As of August 5, 1999, the Company had repurchased 665,400 shares of its common stock under these plans at a total cost of approximately $10,901,000. All of the repurchases were subsequent to March 31, 1997.

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

As of April 1, 1999, OCM has approximately $4.1 million in assets, which were primarily loans held for sale, and liabilities of approximately $3.3 million, most of which were borrowings outstanding on a warehouse line with an independent third party. This transaction was accounted for under the purchase method of accounting.

E)   Earnings per Share

The primary difference between basic and fully diluted average common shares outstanding for the periods presented relates to options issued to officers and directors which are currently exercisable and are not anti-dilutive. The calculation of common stock equivalents for fully diluted per share computations excludes shares which are not yet currently exercisable and /or have an exercise price in excess of the average closing price of the Company's stock for the period presented. At June 30, 1999, there were approximately 44,000 options with an exercise price of $14.875 to $15.50 which were vested but anti-dilutive and non-vested options of approximately 164,000 shares with exercise prices ranging from $14.00 to $20.75 which were excluded from fully diluted calculations.

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1999 (continued)
--------------------------------------------------------------------------------


F)   Business Segments



June 30, 1999:


                                              Community         Mortgage
                                              Banking           Banking              Other             Total
                                              -------           -------              -----             -----

 Securities ........................          $215,156          $     --           $     --           $215,156
 Net loans .........................           365,874             5,006                 --            366,594
 Net assets ........................           628,200             5,903                820            630,637
 Total deposits ....................           378,972                --                 --            378,972
 Total borrowings ..................           205,644             4,286                 --            205,644
 Total liabilities .................           579,572             4,454                 --            588,312


Three months ended


 Total interest income .............          $ 10,185          $     52           $     --           $ 10,237
 Total interest expense ............             5,420                49                 --              5,469
 Net interest margin ...............             4,765                 3                 --              4,768
 Provisions for possible loan losses                70                --                 --                 70
 Total non-interest income .........             1,599               359                 --              1,958
 Total non-interest expense ........             4,252               395                314              4,961
 Net income ........................             1,293               (20)              (191)             1,082


Six months ended


Total interest income ..............          $ 20,149          $     52           $     --           $ 20,201
 Total interest expense ............            10,760                --                 --             10,760
 Net interest margin ...............             9,438                 3                 --              9,441
 Provisions for possible loan losses               260                --                 --                260
 Total non-interest income .........             3,078               359                 --              3,437
 Total non-interest expense ........             8,237               395                628              9,260
 Net income ........................             2,544               (20)              (381)             2,143

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1999 (continued)
--------------------------------------------------------------------------------


F)   Business Segments (continued)


June 30, 1998:



                                        Community     Mortgage
                                         Banking       Banking        Other          Total
                                         -------       -------        -----          -----
 Securities ........................     $181,346     $     --       $   --        $181,346
 Net loans .........................      360,735           --           --         360,735
 Net assets ........................      591,036           --          115         591,151
 Total deposits ....................      363,953           --           --         363,953
 Total borrowings ..................      177,128           --           --         177,128
 Total liabilities .................      591,079           --           72         591,151

Three months ended


 Total interest income .............     $  9,482     $     --       $   --        $  9,482
 Total interest expense ............        5,471           --           --           5,471
 Net interest margin ...............        4,011           --           --           4,011
 Provisions for possible loan losses          190           --           --             190
 Total non-interest income .........        1,962           --           --           1,962
 Total non-interest expense ........        3,853           --          126           3,979
 Net income ........................        1,234           --          (80)          1,154


Six months ended


Total interest income ..............     $ 18,864     $     --       $   --        $ 18,864
 Total interest expense ............       10,818           --           --          10,818
 Net interest margin ...............        8,046           --           --           8,046
 Provisions for possible loan losses          380           --           --             380
 Total non-interest income .........        3,455           --           --           3,455
 Total non-interest expense ........        7,403           --          181           7,584
 Net income ........................        2,406           --         (116)          2,290


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

NET INTEREST INCOME

Net interest income is affected by the mix and volume of assets and liabilities, the movement and level of interest rates and interest spread, which is the difference between the average yield received on earning assets and the average rate paid on deposits and borrowings. The Company's net interest rate spread was 3.25% and 3.14% for the quarter and six months ended June 30, 1999, respectively and 3.05% and 3.08% for the quarter and six months ended June 30, 1998, respectively. The results for the first six months of 1998 included approximately $400,000 of accelerated premium amortization related to purchased loan portfolios which experienced unusually high customer prepayment activity. This reflects the lower long term interest rates which existed in 1998 and into 1999 which has caused generally lower yields on newly originated or purchased loans and investment securities.

The level of nonaccrual (impaired) loans and other real estate owned can have an impact on net interest income but has generally been immaterial in 1998 and 1999. At June 30, 1999, the Company had $685,000 in nonaccrual loans, and no other real estate owned, compared to $681,000 in nonaccrual loans and no other real estate owned as of December 31, 1998 and $744,000 in non-accrual loans and no other real estate owned as of June 30, 1998.

--------------------------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


The table below presents the components of interest income and expense for the major categories of assets and liabilities for the periods indicated.


                                             Three Months Ended      Six Months Ended
                                                  JUNE 30                 JUNE 30
                                            --------------------     ------------------
                                            1999            1998     1999          1998
                                            ----            ----     ----          ----

Interest and dividend income:
 Interest and fees on loans ............     $ 6,762     $ 6,673     $13,544     $13,181
 Interest on mortgage-backed investments       2,261       1,901       4,419       3,999
 Interest on bonds and obligations .....       1,040         707       1,886       1,301
 Dividend income .......................         166         154         335         304
 Interest on short-term investments ....           8          47          17          79
                                             -------     -------     -------     -------
  Total interest and dividend income ...     $10,237     $ 9,482     $20,201      18,864
                                             -------     -------     -------     -------

Interest expense:
 Interest on deposits ..................       2,752       2,930       5,581       5,771
 Interest on short-term borrowings .....       1,016         587       1,844       1,191
 Interest on long-term debt ............       1,701       1,954       3,335       3,856
                                             -------     -------     -------     -------

  Total interest expense ...............       5,469       5,471      10,760      10,818
                                             -------     -------     -------     -------
Net interest income ....................     $ 4,768     $ 4,011     $ 9,441     $ 8,046
                                             -------     -------     -------     -------
                                             -------     -------     -------     -------

A breakdown of the components of the Company's net interest-rate spread is as follows:


                                                Three Months Ended   Six Months Ended
                                                     JUNE 30              JUNE 30
                                                ------------------   ----------------
                                                 1999     1998       1999       1998
                                                 ----     ----       ----       ----

Weighted average yield earned on:
   Loans ................................        7.57%     7.84%     7.58%      7.82%
   Mortgage-backed investments ..........        6.42      6.46      6.54       6.55
   Bonds and obligations ................        6.54      7.06      6.57       7.02
   Marketable and other equity securities        4.08      4.50      4.22       4.58
   Short-term investments ...............        6.31      5.36      5.78      17.69

Weighted average yield earned on
   interest-earning assets ..............        7.08      7.36      7.13       7.39

Weighted average rate paid on:
   NOW and non-interest NOW deposits ....         .43       .89       .58        .85
     Savings deposits ...................        2.12      2.17      2.13       2.20
     Time deposits ......................        5.05      5.67      5.13       5.63
     Total deposits .....................        2.95      3.49      3.17       3.49
     Short-term borrowings ..............        4.99      5.52      4.99       5.50
     Long-term debt .....................        5.87      6.02      5.83       6.02

   Weighted average rate paid on
   interest-bearing liabilities .........        3.83      4.31      3.99       4.31

Net interest-rate spread ................        3.25%     3.05%     3.14%      3.08%

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


                                        THREE MONTHS ENDED JUNE 30
                                        --------------------------
                                           1999   vs.   1998
                                           INCREASE (DECREASE)
                                           -------------------
                                                   DUE TO
                                                   ------
                                      VOLUME         RATE         TOTAL
                                  -------------------------------------
                                              (In thousands)

Interest and dividend income:

  Loans .........................     $   456      $  (367)     $    89
  Mortgage-backed investments ...         377          (17)         360
  Bonds and obligations .........         425          (92)         333
  Equity securities .............          36          (24)          12
  Short-term investments ........         (53)          14          (39)
                                      -------      -------      -------

      Total interest and dividend
       income ...................       1,241         (486)         755
                                      -------      -------      -------
Interest expense:
  NOW deposits ..................          68         (139)         (71)
  Savings deposits ..............          87          (21)          66
  Time deposits .................         173         (346)        (173)
  Short-term borrowings .........         529         (100)         429
  Long-term debt ................        (239)         (14)        (253)
                                      -------      -------      -------
      Total interest expense ....         618         (620)          (2)
                                      -------      -------      -------

Net interest income .............     $   623      $   134      $   757
                                      -------      -------      -------
                                      -------      -------      -------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                                SIX MONTHS ENDED JUNE 30
                                                ------------------------
                                                  1999   vs.   1998
                                                  INCREASE (DECREASE)
                                                  -------------------
                                                          DUE TO
                                                          ------
                                       VOLUME            RATE          TOTAL
                                       --------------------------------------
                                                  (In thousands)

Interest and dividend income:

  Loans .........................       $   944        $  (581)       $   363
  Mortgage-backed investments ...           431            (11)           420
  Bonds and obligations .........           711           (126)           585
  Equity securities .............            66            (35)            31
  Short-term investments ........           (31)           (31)           (62)
                                        -------        -------        -------

      Total interest and dividend
       income ...................         2,121           (784)         1,337
                                        -------        -------        -------

Interest expense:
  NOW deposits ..................             5           (107)          (102)
  Savings deposits ..............           151            (50)           101
  Time deposits .................           306           (495)          (189)
  Short-term borrowings .........           820           (167)           653
  Long-term debt ................          (456)           (65)          (521)
                                        -------        -------        -------

      Total interest expense ....           826           (884)           (58)
                                        -------        -------        -------

Net interest income .............       $ 1,295        $   100        $ 1,395
                                        -------        -------        -------
                                        -------        -------        -------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

GENERAL. Net income for the quarter ended June 30, 1999 was $1,082,000 or $.33 per diluted share compared to net income of $1,154,000 or $.30 per diluted share in the corresponding period of 1998, a net decrease of $72,000 or 6.2%. The overall decline in net income was mainly attributable to lower gains on sales of securities and increases in non-interest expenses, including salaries expense and trust preferred securities, offset in part by increases in net interest income, customer service fees and gains on sales of mortgages.

INTEREST AND DIVIDEND INCOME. Interest and dividend income increased $755,000 or 8.0% during the three month period ended June 30, 1999, as compared to the same period in 1998. The increase was attributable to increases in earning assets offset in part by reductions in the yield earned on those assets. The balance of average earning assets for the three month period ended June 30, 1999 was approximately $578,321,000 as compared to $515,660,000 for the same period in 1998, an overall increase of $62,661,000 or 12.2%. The increase in earning assets was, in part, due to increases in average loan balances which were $357,119,000 for the three months ended June 30, 1999, as compared to $340,646,000 for the same period in 1998, an increase of $16,473,000 or 4.8%.
This increase was generally caused by larger volumes of commercial loan originations in 1998 and into 1999 as well as higher residential loan balances which were the result of the steady volume of loan originations and purchases throughout 1998 and into 1999. See "Liquidity and Capital Resources" and "Asset/Liability Management" for further discussion of the Company's investment strategies.

The average yield earned on loans decreased for the second quarter of 1999 as compared to 1998 primarily due to the effect of higher prepayments on higher yielding residential loans and lower rates earned on newer originations or purchases, particularly over the past year. The yield on loans for the three months ended June 30, 1999 was 7.57% as compared to 7.84% for the same period in 1998. Loan yields in 1999 have been affected by consistently high levels of prepayment activity experienced throughout 1998 into 1999 on higher yielding residential loans which were in turn replaced by lower yielding loans due to a generally lower interest rate environment. Loan yields for the second quarter of 1998 had been adversely affected by approximately $150,000 of unfavorable yield adjustments on higher yielding loans which had been purchased at a premium which was caused by unusually high prepayment activity. Given the current relatively low long term interest rates and relatively strong economy, similar yield declines could occur in the future. Yields on loans were positively affected by growth in the Company's commercial loan portfolio which has grown to approximately $64,000,000 at June 30, 1999 from $54,000,000 at June 30, 1998, an increase of $10,000,000 or 18.5%. Commercial loans typically carry a higher yield than residential mortgages.

Average balances of mortgage-backed investments and investment securities were $140,782,000 and $63,656,000, respectively, for the three months ended June 30, 1999 as compared to $117,754,000 and $40,054,000, respectively, for the corresponding period in 1998. These balances, when combined, increased $36,393,000 or 21.7%. The yield on mortgage-backed investments and bonds declined slightly to 6.42% and 6.54%, respectively, in the second quarter of 1999, as compared to 6.46% and 7.06%, respectively, in the same period in 1998. The yields on these portfolios also declined as a result of the lower interest rate environment, which has generally existed over the past year.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



INTEREST EXPENSE. Interest expense for the quarter ended June 30, 1999 decreased $2,000 compared to the same period in 1998, generally due to decreases in the rates paid on deposit and borrowed funds, which were partially offset by increases in the average balances of deposits and borrowed funds. The blended weighted average rate paid on deposits and borrowed funds was 3.83% for the three months ended June 30, 1999 as compared to 4.31% for the same period in 1998. The weighted average rates paid on deposits was 2.95% for the quarter ended June 30, 1999 as compared to 3.49% for the same period in 1998. The overall cost of deposits has declined in the second quarter of 1999 as compared to the same period in 1998, generally due to the continued success of promotional efforts to attract core deposits (NOW accounts, demand deposits, savings and money markets), which typically have a lower cost of funds than time deposits and borrowings. The average balance of core and time deposits rose to $211,863,000 and $161,343,000, respectively, for the second quarter of 1999 as compared to $179,905,000 and $155,935,000, respectively, for the corresponding period in 1998, for increases of 17.8% and 3.5%, respectively. The Company will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings. The average balances of borrowed funds increased overall during the second quarter of 1999 as compared to 1998, to $197,395,000 from $172,236,000, an increase of 14.6%.
This increase generally relates to the funding earning asset growth over the past year. The overall weighted average rates paid on borrowed funds decreased to approximately 5.50% for the quarter ended June 30, 1999 from 5.90% in 1998. This decrease represents the renewal of certain borrowings which came due in 1998 at lower rates than they had been obtained for previously, which is reflective of the net cumulative effect of recent actions taken by the Federal Reserve over the past year to reduce the inter-bank borrowing rate by 50 basis points. The Company will continue to evaluate the use of borrowing as an alternative funding source for asset growth in future periods. See "Asset/Liability Management" for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds.

NON-INTEREST INCOME. Total non-interest income decreased $4,000 in the second quarter of 1999 in comparison to the same period in 1998. Customer service fees, which were $1,088,000 for the quarter ended June 30, 1999 as compared to $922,000 for 1998, for an increase of $166,000 or 18.0%, rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios. Loan servicing fees and gains on sales of mortgage loans were $91,000 and $ 359,000, respectively, for the second quarter of 1999 as compared to $124,000 and $146,000, respectively, for the same period in 1998, a combined increase of $180,000 or 66.6%. This generally is reflective of the Company's acquisition of Old Colony Mortgage and continued strength of the overall refinance market for residential consumers in 1999. As the Company has been selling loans generally on a servicing released basis since 1996, the portfolio of loans serviced for others has declined which has caused the continued drop in loan servicing income.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Gains on sales of securities were $228,000 for the second quarter of 1999 as compared to $657,000 for 1998 for a decrease of $429,000 or 65.3%. While the equity markets remained relatively strong through the second quarter of 1999, management has elected to sell fewer holdings.

NON-INTEREST EXPENSES. Non-interest expenses for the quarter ended June 30, 1999 increased $982,000 or 24.7% compared to the same period in 1998. Salaries and employee benefits increased 25.1% or $479,000 primarily due to the acquisition of Old Colony Mortgage (approximately $300,000) and increases in supermarket branch staffing (approximately $110,000). The increases in supermarket branch staff are related to two additional branches: Hanson (September 1998) and Brockton (May 1999), which have opened since June 1998. These increases correspond with the Company's strategic focus of attracting core deposits and new customer relationships. Occupancy expenses increased $185,000 or 29.1% primarily due to the acquisition of Old Colony Mortgage (approximately $28,000), the two new supermarket branches as previously noted (approximately $47,000) and the general inflationary and capital expenditure increases, particularly in technology. Other non-interest expenses, including trust preferred expenses, also increased $318,000 or 22.2% for the quarter ended June 30, 1999 in comparison to the same period in 1998. Of this amount, approximately $233,000 of the aforementioned increases relates to expenses related to trust preferred securities which were issued in June 1998 and the acquisition of Old Colony Mortgage (approximately $110,000).

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses was $70,000 for the quarter ended June 30, 1999 as compared to $190,000 for the quarter ended June 30, 1998, a decrease of $120,000 or 63.2%. The decrease was reflective of a large recovery of approximately $90,000 on a previously charged-off commercial real estate loan as well as the continued strength of other asset quality factors that management uses to evaluate the adequacy of loan loss reserve levels.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate for the quarter ended June 30, 1999 was 36.2% compared to 36.0% for the quarter ended June 30, 1998. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

GENERAL. Net income for the six months ended June 30, 1999 was $2,143,000 or $.61 per diluted share compared to a net income of $2,290,000 or $.60 per diluted share in the corresponding period of 1998, a net decrease of $147,000 or 6.4%. The overall decline in net income was mainly attributable to lower gains on sales of securities and increases in non-interest expenses, including salaries expense and trust preferred securities, offset in part by increases in net interest income, customer service fees and gains on sales of mortgages.

INTEREST AND DIVIDEND INCOME. Interest and dividend income increased $1,337,000 or 7.1% during the six month period ended June 30, 1999, as compared to the same period in 1998. The increase was attributable to increases in earning assets offset in part by reductions in the yield earned on those assets. The balance of average earning assets for the six month period ended June 30, 1999 was approximately $566,580,000 as compared to $510,392,000 for the same period in 1998, an overall increase of $56,188,000 or 11.0%. The increase in earning assets was in part due to increases in average loan balances which were $357,479,000 for the six months ended June 30, 1999, as compared to $337,020,000 for the same period in 1998, an increase of $20,459,000 or 6.1%. This increase was generally caused by larger volumes of commercial loan originations in 1998 and into 1999 as well as higher residential loan balances which were the result of the steady volume of loan originations and purchases throughout 1998 and into 1999. See "Liquidity and Capital Resources" and "Asset/Liability Management" for further discussion of the Company's investment strategies.

The average yield earned on loans decreased for the six months ended June 30, 1999 as compared to 1998 primarily due to the effect of higher prepayments on higher yielding residential loans and lower rates earned on newer originations or purchases, particularly over the past six months. The yield on loans for the six months ended June 30, 1999 was 7.58% as compared to 7.82% for the same period in 1998. Loan yields in 1999 have been affected by consistently high levels of prepayment activity experienced throughout 1998 into 1999 on higher yielding residential loans which were in turn replaced by lower yielding loans due to the lower interest rate environment. Loan yields for the first half of 1998 had been adversely affected by approximately $400,000 of unfavorable yield adjustments or higher yielding loans which had been purchased at a premium which was caused by unusually high prepayment activity. Given the current relatively low long term interest rates and relatively strong economy, similar yield declines could occur in the future. Yields on loans were positively affected by growth in the Company's commercial loan portfolio which has grown to approximately $64,000,000 at June 30, 1999 from $54,000,000 at June 30, 1998, an increase of $10,000,000 or 18.5%. Commercial loans typically carry a higher yield than residential mortgages.

Average balances of mortgage-backed investments and bond investments were $135,212,000 and $57,430,000, respectively, for the six months ended June 30, 1999 as compared to $122,146,000 and $37,071,000, respectively, for the corresponding period in 1998. These balances, when combined, increased $33,425,000 or 21.0%. The yield on mortgage-backed investments remained relatively flat at 6.54% in the first half of 1999, as compared to 6.55% in the same period in 1998. The yield on this portfolio did not materially decline despite the decreasing yield environment due to management's plan to sell some of the Company's more interest rate sensitive securities and to purchase more securities which were less sensitive to rate declines in 1998.

--------------------------------------------------------------------------------

-
-------------------------------------------------------------------------------


The yield on bond investments decreased to 6.57% in the first six months of 1999 as compared to 7.02% in 1998 generally due to some of the Company's higher yielding bonds being called by the issuers with proceeds being reinvested at lower rates.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 1999 decreased $58,000 or .5% compared to the same period in 1998, generally due to decreases in the rates paid on deposit and borrowed funds, which was partially offset by increases in the average balances of deposits and borrowed funds. The blended weighted average rate paid on deposits and borrowed funds was 3.99% for the six months ended June 30, 1999 as compared to 4.31% for the same period in 1998. The weighted average rates paid on deposits was 3.17% for the six months ended June 30, 1999 as compared to 3.49% for the same period in 1998. The overall cost of deposits has declined in the first six months of 1999 as compared to the same period in 1998, generally due to the continued success of promotional efforts to attract core deposits (NOW accounts, demand deposits, savings and money markets), which typically have a lower cost of funds than time deposits and borrowings. The average balance of core and time deposits rose to $189,521,000 and $162,045,000, respectively, for the six months ended 1999 as compared to $176,243,000 and $154,419,000, respectively, for the corresponding period in 1998, for increases of 7.5% and 4.9%, respectively. The Company will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings. The average balances of borrowed funds increased overall, during the six month period ending June 30, 1999 as compared to 1998, to $188,210,000 from $171,440,000, an increase of 9.8%. This increase generally relates to the funding of certain loan portfolio purchases in the fourth quarter of 1998 and the first half of 1999. The overall weighted average rates paid on borrowed funds decreased to approximately 5.50% for the six months ended June 30, 1999 from 5.89% in 1998. This decrease represents the renewal of certain borrowings which came due in 1998 at lower rates than they had been obtained for previously. The decrease in the cost of borrowed money is consistent with the cumulative net effect of the Federal Reserve's actions taken since June 1998 to reduce the inter-bank borrowing rate by 50 basis points. The Company will continue to evaluate the use of borrowing as an alternative funding source for asset growth in future periods. See "Asset/Liability Management" for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds.

NON-INTEREST INCOME. Total non-interest income decreased $18,000 or .5% in the first six months of 1999 in comparison to the same period in 1998. Customer service fees, which were $2,035,000 for the six months ended June 30, 1999 as compared to $1,783,000 for 1998, for an increase of $252,000 or 14.1%, rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios. Loan servicing fees and gains on sales of mortgage loans were $188,000 and $522,000, respectively, for the first six months of 1999 as compared to $239,000 and $214,000, respectively, for the same period in 1998, a combined increase of $257,000 or 56.7%. The increase in gains on sales is generally reflective of the Company's acquisition of Old Colony Mortgage and also the favorable consumer rates for residential loans in 1999 which has resulted in increased saleable loan production compared to the same period in 1998. As the Company has been selling loans generally on a servicing released basis since 1996, the portfolio of loans serviced for others has declined which has caused the continued drop in loan servicing income.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Gains on sales of securities were $405,000 for the first six months of 1999 as compared to $1,022,000 for 1998 for a decrease of $617,000 or 60.4%. While the equity markets remained relatively strong through the first six months of 1999, management elected to sell fewer holdings.

NON-INTEREST EXPENSES. Non-interest expenses for the six months ended June 30, 1999 increased $1,676,000 or 22.1% compared to the same period in 1998. Salaries and employee benefits increased 22.3% or $816,000 primarily due to the acquisition of Old Colony Mortgage (approximately $300,000), increase in supermarket branch staff (approximately $234,000) and other increases in health insurance costs and other staffing levels in the Company's business banking and retail banking areas. The increases in supermarket staffing are result of more supermarket branches being open during the six month period ended June 30, 1999 than compared to the same period in 1998. The branches primarily effecting this difference, with their opening dates in parenthesis, were Randolph (April 1998), Hanson (September 1998) and Brockton (May 1999). These increases correspond with the Company's strategic focus of attracting core deposits and new customer relationships. Occupancy expenses increased $262,000 or 20.0% primarily due to the acquisition of Old Colony Mortgage (approximately $28,000), the effect of increasing supermarket branches (approximately $110,000), and increases in other capital and technology expenditures. Other non-interest expenses, including trust preferred expenses, also increased $598,000 or 22.9% for the six months ended June 30, 1999 in comparison to the same period in 1998. Of this amount, approximately $494,000 of the aforementioned increases relates to expenses related to trust preferred securities which were issued in June 1998, and approximately $110,000 related to Old Colony Mortgage and additional $92,000 related to increases in supermarket branches net of other decreases of approximately $100,000 resulting from reduced other costs, including the Year 2000 compliance effort.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses reduced to $260,000 for the six months ended June 30, 1999 from $380,000 for the same period in 1998, a decline of $120,000 or 31.6%. The primary reason for the reduction was due to the recovery of approximately $90,000 on a previously charged-off commercial real estate loan as well as the continued strength of other asset quality factors that management uses to evaluate the adequacy of loan loss reserve levels.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate for the six months ended June 30, 1999 was 36.1% compared to 35.3% for the six months ended June 30, 1998. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates. Additionally, the overall effective tax rate is influenced by the proportion of income generated by non-bank subsidiaries. In 1998, a greater portion of income was generated through non-bank subsidiaries as compared to the same period in 1999.

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


Rate Change                                 Estimated Exposure as a
(Basis Points)                              % of Net Interest Income
--------------                              ------------------------

   +200                                           (4.6%)
   -200                                           (1.0%)

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


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

The Company's limits on interest rate risk specify that rate sensitive assets be maintained at at least 40% of rate sensitive liabilities at the cumulative 1-year gap, as presented on a basis consistent with methods prescribed by generally accepted accounting principles. As of June 30, 1999, the Company was liability sensitive with rate sensitive assets at 43% of rate sensitive liabilities at the 1-year gap.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Management desires to expand its interest earning asset base in future periods primarily through growth in the Company's loan portfolio. Loans comprised approximately 63.1% of the average interest earning assets for the first six months of 1999. In the future, the Company intends to continue to be competitive in the residential mortgage market but plans to place greater emphasis on consumer and commercial loans. The Company also has been, and expects to remain, active in pursuing wholesale opportunities to purchase loans. During the first half of 1999 and 1998, the Company acquired approximately $47,500,000 and $43,000,000, respectively, of residential first mortgages.

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

The Company is also a voluntary member of the Federal Home Loan Bank ("FHLB") of Boston. This borrowing capacity assists the Company in managing its asset/liability growth because, at times, the Company considers it more advantageous to borrow money from the FHLB of Boston than to raise money through non-core deposits (i.e., certificates of deposit). Borrowed funds totaled $205,644,000 at June 30, 1999 compared to $177,128,000 at December 31, 1998.
These borrowings are primarily comprised of FHLB of Boston advances and have primarily funded residential loan originations and purchases as well as mortgage-backed investments and investment securities.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


The following table sets forth maturity and repricing information relating to interest sensitive assets and liabilities at June 30, 1999. The balance of such accounts has been allocated among the various periods based upon the terms and repricing intervals of the particular assets and liabilities. For example, fixed rate mortgage loans and mortgage-backed securities, regardless of "available for sale" classification, are shown in the table in the time periods corresponding to projected principal amortization computed based on their respective weighted average maturities and weighted average rates using prepayment data available from the secondary mortgage market.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                                                   AT JUNE 30, 1999
                                             ------------------------------------------------------------------------------------
                                                              REPRICING/MATURITY INTERVAL
                                             ------------------------------------------------------------------------------------
                                                  (1)         (2)           (3)         (4)         (5)        (6)
                                                                                                              Over
                                                0-6 Mos.    6-12 Mos.     1-2 Yrs.    2-3 Yrs.    3-5 Yrs.    5 Yrs.       Total
                                             ------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
Assets subject to interest rate
  adjustment:
  Short-term investments ..................   $     222    $      --    $      --   $      --   $      --   $      --   $     222
  Bonds and obligations ...................      29,636        9,345        8,104       2,989      14,687       2,011      66,772
  Mortgage-backed investments .............      29,648       15,517       15,745      14,151      27,627      43,207     145,895
  Mortgage loans subject to
   rate review ............................      27,782        7,439       16,321       9,872      29,847          --      91,261
  Fixed-rate mortgage loans ...............      28,756       21,185       38,469      42,384      79,117      49,209     259,120
  Commercial and other loans ..............      10,356        3,018        1,811       1,374       2,708         171      19,438
                                              ---------    ---------    ---------   ---------   ---------   ---------   ---------
      Total ...............................   $ 126,400    $  56,504    $  80,450   $  70,770   $ 153,986   $  94,598   $ 582,708
                                              ---------    ---------    ---------   ---------   ---------   ---------   ---------
Liabilities subject to interest
  rate adjustment:
  Money market deposit accounts ...........      16,005           --           --          --          --          --      16,005
  Savings deposits - term
   certificates ...........................      65,507       57,160       29,875       4,667       5,239          --     162,448
  Other savings accounts ..................     153,067           --           --          --          --          --     153,067
  Borrowed funds ..........................     118,444       13,000       43,700          --          --      30,500     205,644
                                              ---------    ---------    ---------   ---------   ---------   ---------   ---------
Total .....................................     353,023       70,160       73,575       4,667       5,239      30,500     537,164
                                              ---------    ---------    ---------   ---------   ---------   ---------   ---------
Guaranteed preferred beneficial
interest in junior subordinated
debentures ................................   $      --    $      --    $      --   $      --   $      --   $  11,972   $  11,972
                                              ---------    ---------    ---------   ---------   ---------   ---------   ---------
Excess (deficiency) of rate-
 sensitive assets over rate-
 sensitive liabilities ....................   $(226,623)   $ (13,656)       6,875   $  66,103   $ 148,747   $  52,186   $  33,572
                                              ---------    ---------    ---------   ---------   ---------   ---------   ---------
 Cumulative excess (deficiency)
 of rate-sensitive assets over
 rate sensitive liabilities................   $(226,623)   $(240,279)   $(233,404)  $(167,301)  $ (18,554)  $  33,572
                                              ---------    ---------    ---------   ---------   ---------   ---------
                                              ---------    ---------    ---------   ---------   ---------   ---------

Rate-sensitive assets as a
 percent of rate-sensitive
 liabilities (1)..........................         35.8%        43.2%        53.0%       66.6%       96.3%      106.1%


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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



Liquidity and Capital Resources

Payments and prepayments on the Company's loan and mortgage-backed investment portfolios, sales of fixed rate residential loans, increases in deposits, borrowed funds and maturities of various investments comprise the Company's primary sources of liquidity. The Company is also a voluntary member of the FHLB of Boston and, as such, is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to outside sources. Qualified collateral generally consists of residential first mortgage loans, securities issued, insured or guaranteed by the U.S. Government or its agencies, and funds on deposit at the FHLB of Boston. Short-term advances may be used for any sound business purpose, while long-term advances may be used only for the purpose of providing funds to finance housing. At June 30, 1999, the Company had approximately $170,000,000 in unused borrowing capacity that is contingent upon the purchase of additional FHLB of Boston stock. Use of this borrowing capacity is also impacted by capital adequacy considerations.

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

Non-performing assets were $685,000 at June 30, 1999, compared to $731,000 at December 31, 1998, a decrease of $46,000 or 6.3%. The Company's percentage of delinquent loans to total loans was .40% at June 30, 1999, as compared to .36% at December 31, 1998. Management believes that while delinquency rates and non-performing assets remain at relatively low levels at June 30, 1999, it is likely that at some point in the near future some degree of economic slow down is likely which in turn may result in future increases in problem assets and loan loss provisions. Management continues to monitor the overall economic environment and its potential effects on future credit quality on an ongoing basis.

At June 30, 1999, the Company had outstanding commitments to originate, purchase and sell residential mortgage loans in the secondary market amounting to $12,177,000, $9,882,000 and $5,006,000, respectively. The Company also has outstanding commitments to grant advances under existing home equity lines of credit amounting to $11,295,000. Unadvanced commitments under outstanding commercial and construction loans totaled $8,614,000 as of June 30, 1999. The Company believes it has adequate sources of liquidity to fund these commitments.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


The Company's total stockholders' equity was $30,353,000 or 4.8% of total assets at June 30, 1999, compared with $33,060,000 or 5.6% of total assets at December 31, 1998. The decrease in total stockholders' equity of approximately $2,707,000 or 8.2% primarily resulted from decreases in the unrealized gain on market value of available for sale securities, net of taxes, stock repurchases and dividends paid, offset in part by earnings of the Company.

The Company issued $12,650,000 of 8.25% Trust Preferred Securities in June 1998. Under current regulatory guidelines, trust preferred securities are allowed to represent up to approximately 25% of the Company's Tier 1 capital with any excess amounts available as Tier 2 capital. As of June 30, 1999, approximately $10,730,000 of these securities was included in Tier 1 capital.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a "well-capitalized" classification. At June 30, 1999, the Company's Tier 1 leverage capital ratio was approximately 6.27%. In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% (6.00% for "well-capitalized") and a minimum ratio of total capital to risk-weighted assets of 8.00% (10.00% for "well-capitalized"). At June 30, 1999, the Company's Tier 1 and total risk-based capital ratios were approximately 11.43% and 12.84%, respectively. The Company is categorized as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.). The Bank is also categorized as "well-capitalized" as of June 30, 1999.

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

The mission critical information systems of the Company are generally processed in-house using programs or software provided by third party vendors. Thus, the direct effort to correct Year 2000 issues has generally been undertaken by larger companies outside of the Company's control. The Company believes that it has brought its mission critical systems into compliance with Year 2000 generally through software upgrades and releases, covered primarily through pre-existing maintenance contracts on such software or, for some limited exceptions, through the acquisition and installation of compliant alternative solutions.

Bank regulators have issued additional guidance under which they are assessing Year 2000 readiness. The failure of a financial institution, such as the Company, to address deficiencies in the Year 2000 management process may result in enforcement actions which could have a material adverse effect on such institution, result in the imposition of civil money penalties or result in the delay (or receipt of an unfavorable or critical evaluation of management of a financial institution in connection with regulatory review) of applications seeking to expand the institutions activities or to acquire other entities.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


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

The validation phase, which includes actual testing of software, hardware, network, telecom and programming applications, is also complete. There have not been any material issues or developments as a result of such testing.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


The Company has developed contingency plans to ensure that critical operations continue in the event that its information systems or other vendors are unable to achieve Year 2000 requirements. At this point, the Company has not identified any mission critical vendors who have missed target dates or appear to be at material risk of not achieving Year 2000 requirements.

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

         (a) Not applicable.
         (b) Not applicable.
         (c) Not applicable.
         (d) Not applicable.


Item 3.       Defaults Upon Senior Securities.

         None.

Item 4.       Submission of Matters to a Vote of Security Holders.

         (c) The following is a brief description of the matters voted upon at the Annual Meeting, including the tabulation of votes.

         1.   Election of four directors, each for a three-year term.


                                            Votes For       Votes Withheld
                                            ---------       --------------

              James P. McDonough            2,956,254       18,208
              Gordon N. Sanderson           2,952,254       22,208
              James J. Slattery             2,946,035       28,427
              Wayne P. Smith                2,952,254       22,208


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

                *10.1 (a) Amended and Restated Special Termination Agreement dated as of January 1997 among the Company, the Bank and James P. McDonough incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 31, 1997.

                        *(b) Amendment to Amended and Restated Special
                          Termination Agreement dated as of July 1, 1997 among the Company, the Bank and James P. McDonough, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

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

                          (b) Amendment to Amended and Restated Special Termination Agreement dated as of July 1, 1997 among the Company, the Bank and Mario A. Berlinghieri, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

                          (c) Amendment No. 2 to Amended and Restated Special Termination Agreement, dated as of April 16, 1998 by and among the Company, the Bank and Mario A. Berlinghieri, incorporated by reference to the Company's quarterly report on Form 10-Q for the first quarter of 1998, filed on May 8, 1998.

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

                          (b) Amendment to Lease dated December 31, 1997, incorporated by reference to the Company's Annual Report for the year ended December 31, 1997 on Form 10-K, filed on March 25, 1998.

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

                          (b) Amendment No. 1 to Special Termination Agreement dated April 16, 1998 by and among the Company, the Bank and Robert M. Lallo, incorporated by reference to the Company's quarterly report on Form 10-Q for the first quarter of 1998, filed on May 8, 1998.

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

                *10.14 Deferred Stock Compensation Plan for Directors effective July 1, 1998, incorporated by reference to Appendix A to the Company's proxy statement (schedule
                          14A) for its 1998 Annual Meeting, filed with the Commission on April 13, 1998.

                 11.1 A statement regarding the computation of earnings per share is included in Item 8 of this Report.

                 27.1     Financial Data Schedule, June 30, 1999


    (b) Reports on Form 8-K.

        The Company filed no reports on Form 8-K during the second quarter of 1999.


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


                                             ABINGTON BANCORP, INC.
                                             ----------------------
                                                  (Company)



Date:  August 6, 1999                     BY     /S/JAMES P. MCDONOUGH
                                          ----------------------------
                                          James P. McDonough
                                          President and Chief Executive Officer



Date:  August 6, 1999                     BY  /S/ROBERT M. LALLO
                                          ----------------------
                                          Robert M. Lallo
                                          Treasurer
                                          (Principal Financial Officer)

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

            *10.1 (a) Amended and Restated Special Termination Agreement dated as of January 31, 1997 among the Company, the Bank and James P. McDonough incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 31, 1997.

                     *(b) Amendment to Amended and Restated Special
                      Termination Agreement dated as of July 1, 1997 among the Company, the Bank and James P. McDonough, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

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

                      (b) Amendment to Amended and Restated Special Termination Agreement dated as of July 1, 1997 among the Company, the Bank and Mario A. Berlinghieri, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

                      (c) Amendment No. 2 to Amended and Restated Special Termination Agreement, dated as of April 16, 1998 by and among the Company, the Bank and Mario A. Berlinghieri, incorporated by reference to the Company's quarterly report on Form 10-Q for the first quarter of 1998, filed on May 8, 1998.

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

                      (b) Amendment to Lease dated December 31, 1997, incorporated by reference to the Company's Annual Report for the year ended December 31, 1997 on Form 10-K, filed on March 25, 1998.

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

                      (b) Amendment No. 1 to Special Termination Agreement dated April 16, 1998 by and among the Company, the Bank and Robert M. Lallo, incorporated by reference to the Company's quarterly report on Form 10-Q for the first quarter of 1998, filed on May 8, 1998.

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

            *10.14 Deferred Stock Compensation Plan for Directors effective July 1, 1998, incorporated by reference to Appendix A to the Company's proxy statement (schedule 14A) for its 1998 Annual Meeting, filed with the Commission on April 13, 1998.

            11.1 A statement regarding the computation of earnings per share is included in Item 8 of this Report.

            27.1      Financial Data Schedule, June 30, 1999.


-----------------------------------------------------



*    Management contract or compensatory plan or arrangement.