Form 10-Q
period 1999-09-30
ABINGTON BANCORP INC
filed 1999-11-12
CIK 812146

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                   -------------------------------------------


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES
            EXCHANGE ACT OF 1934 for Quarter Ended September 30, 1999

                   -------------------------------------------


                         Commission File Number 0-16018


                             ABINGTON BANCORP, INC.
             (Exact name of Registrant as specified in its charter)


          MASSACHUSETTS                                      04-3334127
  (State or Other Jurisdiction                      (I.R.S.  Identification No.)
of Incorporation or Organization)


536 WASHINGTON STREET, ABINGTON, MASSACHUSETTS                   02351
  (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code (781) 982-3200


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 3,275,000 shares as of November 5, 1999.

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

                             ABINGTON BANCORP, INC.
                                    FORM 10-Q

                                      INDEX


                                                                            PAGE
                                                                           ------
Part I  Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1999
          (Unaudited) and December 31, 1998.............................     4

          Consolidated Statements of Operations (Unaudited)    for the
          Three and Nine Months Ended September 30, 1999 and 1998.......     5

          Consolidated Statements of Changes in Stockholders'
          Equity (Unaudited) for the Nine Months Ended
          September 30, 1999 and 1998...................................     6

          Consolidated Statements of Comprehensive Income for the Nine
          Months Ended September 30, 1999 and
          1998..........................................................     7

            Consolidated Statements of Cash Flows (Unaudited)
            for the Nine Months Ended September 30, 1999 and 1998.......     8

            Notes to Unaudited Consolidated Financial Statements........     10

Item 2.  Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations.........     15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....     33

Part II     Other Information

Item 1.       Legal Proceedings ........................................     34

Item 2.       Change in Securities .....................................     34

Item 3.       Defaults upon Senior Securities...........................     34

Item 4.       Submission of Matters to a Vote of Security Holders.......     34

Item 5.       Other Information.........................................     34

Item 6.       Exhibits and Reports on Form 8-K..........................     34

Signature Page..........................................................     38

Index to Exhibits ......................................................     39

                             ABINGTON BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                   September 30,   December 31,
                                                      1999            1998
                                                    -----------    ------------
                                                          (In Thousands)
ASSETS

Cash and due from banks .........................     $  16,167      $  15,424
Short-term investments ..........................           224          4,293
                                                      ---------      ---------

  Total cash and cash equivalents ...............        16,391         19,717
                                                      ---------      ---------

Loans held for sale .............................         4,269          3,901
  Securities available for sale - at
    market value ................................       220,767        181,346
Loans ...........................................       384,058        359,911
  Less:
    Allowance for possible loan losses ..........        (3,543)        (3,077)
                                                      ---------      ---------
    Loans, net ..................................       380,515        356,834
                                                      ---------      ---------

Federal Home Loan Bank stock ....................        11,383          9,538
Banking premises and equipment, net .............         8,895          8,328
Other real estate owned, net ....................          --             --
Intangible assets ...............................         3,275          2,789
Other assets ....................................        10,866          8,698
                                                      ---------      ---------
                                                      $ 656,361      $ 591,151
                                                      =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits ........................................     $ 382,783      $ 363,953
Short-term borrowings ...........................       105,654         66,628
Long-term debt ..................................       122,200        110,500
Accrued taxes and expenses ......................         2,434          3,286
Other liabilities ...............................         1,540          1,790
                                                      ---------      ---------
    Total liabilities ...........................       614,611        546,157
                                                      ---------      ---------
Guaranteed preferred beneficial interest in
  the Company's junior subordinated
  debentures, net ...............................        11,991         11,934

Commitments and contingencies
Stockholders' equity:
  Serial preferred stock, $.10 par value,
    3,000,000 shares authorized; none issued ....          --             --
  Common stock, $.10 par value 12,000,000
    shares authorized; 4,826,000 and 4,795,000
    shares issued in 1999 and 1998, respectively            483            480
  Additional paid-in capital ....................        21,970         21,830
  Retained earnings .............................        25,363         23,182
                                                      ---------      ---------
                                                         47,816         45,492
  Treasury stock - 1,551,000 and 1,448,000 shares
  for 1999 and 1998, respectively, at cost ......       (14,759)       (13,283)
  Compensation plans ............................            (3)          (114)
  Other accumulated comprehensive income -
  Net unrealized gain (loss) on available for
    sale securities, net of taxes ...............        (3,295)           965
                                                      ---------      ---------
    Total stockholders' equity ..................        29,759         33,060
                                                      ---------      ---------
                                                        656,361      $ 591,151
                                                      =========      =========



 See accompanying notes to unaudited consolidated financial statements.

                             ABINGTON BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    Three Months Ended             Nine Months Ended
                                                       September 30                   September 30
                                                       ------------                   ------------
                                                   1999           1998            1999          1998
                                                   ----           ----            ----          ----
                                                        (In thousands, except per share data)
Interest and dividend income:
  Interest and fees on loans ...............   $    7,004    $    6,521     $   20,548     $   19,702
  Interest on mortgage-backed investments ..        2,443         2,104          6,862          6,103
  Interest on bonds and obligations ........        1,185           865          3,071          2,166
  Dividend income ..........................          174           161            509            465
  Interest on short-term investments .......           15            15             32             94
                                               ----------    ----------     ----------     ----------
    Total interest and dividend income .....       10,821         9,666         31,022         28,530
                                               ----------    ----------     ----------     ----------
Interest expense:
 Interest on deposits ......................        2,878         3,005          8,459          8,776
 Interest on short-term borrowings .........        1,280           423          3,124          1,614
 Interest on long-term debt ................        1,813         1,926          5,148          5,782
                                               ----------    ----------     ----------     ----------

    Total interest expense .................        5,971         5,354         16,731         16,172
                                               ----------    ----------     ----------     ----------

Net interest income ........................        4,850         4,312         14,291         12,358
Provision for possible loan losses .........          190           190            450            570
                                               ----------    ----------     ----------     ----------
Net interest income, after provision for
  Possible loan losses .....................        4,660         4,122         13,841         11,788
                                               ----------    ----------     ----------     ----------
Non-interest income:
  Loan servicing fees ......................           91           119            279            358
  Other customer service fees ..............        1,194           972          3,229          2,755
  Gain on sales of securities, net .........          152           366            557          1,388
  Gain on sales of mortgage loans, net .....          384           128            906            342
  Gain on sales and write-down of
  other real estate owned,  net ............         --            --               68             43
Other ......................................           82           115            301            269
                                               ----------    ----------     ----------     ----------
    Total non-interest income ..............        1,903         1,700          5,340          5,155
                                               ----------    ----------     ----------     ----------
Non-interest expense:
  Salaries and employee benefits ...........        2,289         2,103          6,768          5,766
  Occupancy and equipment expenses .........          837           747          2,411          2,059
  Trust preferred securities expense .......          280           259            840            325
  Other non-interest expense ...............        1,555         1,075          4,202          3,618
                                               ----------    ----------     ----------     ----------
    Total non-interest expense .............        4,961         4,184         14,221         11,768
                                               ----------    ----------     ----------     ----------
Income before provision for income
   taxes ...................................        1,602         1,638          4,960          5,175
Provision for income taxes .................          569           573          1,784          1,820
                                               ----------    ----------     ----------     ----------
    Net income .............................   $    1,033    $    1,065     $    3,176     $    3,355
                                               ==========    ==========     ==========     ==========
Earnings per share
   Basic -
       Net income per share ................   $      .32    $      .31     $      .96     $      .95
                                               ==========    ==========     ==========     ==========
       Weighted average common shares ......    3,277,000     3,470,000      3,299,000      3,539,000
                                               ==========    ==========     ==========     ==========
Diluted -
   Net income per share ....................   $      .30    $      .29     $      .91     $      .89
                                               ==========    ==========     ==========     ==========
Weighted average common and common share and
  share  equivalents .......................    3,441,000     3,687,000      3,481,000      3,781,000
                                               ==========      ==========     ==========     ==========

Dividends per  share .......................   $      .05    $      .05     $      .30     $      .25
                                               ==========    ==========     ==========     ==========


     See accompanying notes to unaudited consolidated financial statements.

                             ABINGTON BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                                          Net
                                                                                          Unrealized
                                                                                          Gain
                                                                                          (Loss) on
                                                      Additional                          Available
                                            Common    Paid-In     Retained    Treasury    for Sale     Compensa-
                                            Stock     Capital     Earnings    Stock       Securities   tion Plans   Total
                                            ------    --------    ---------   --------    ---------    --------     -------
                                                                                            (In thousands)
Balance at December 31, 1998 ............   $    480   $ 21,830   $ 23,182    $(13,283)   $    965    $   (114)     33,060
Net income ..............................         --         --      3,176          --          --          --       3,176
Change in obligation related to directors
deferred stock plan .....................         --         --         --          --          --          49          49
Decrease in unearned compen-
  sation - ESOP .........................         --         --         --          --          --          62          62
Decrease in unrealized gain  on
  available for sale securities,
  net of taxes ..........................         --         --         --          --      (4,260)         --      (4,260)
Issuance of stock .......................          3        140         --          --          --          --         143
Repurchase of stock .....................         --         --         --       1,476)         --          --      (1,476)
Dividends declared ($.30 per share) .....         --         --       (995)         --          --          --        (995)
                                            ------    --------    ---------   --------    ---------    --------     -------
Balance at September 30, 1999 ...........   $    483   $ 21,970   $ 25,363    $(14,759)   $ (3,295)   $     (3)   $ 29,759
                                            ------    --------    ---------   --------    ---------    --------     -------
                                            ------    --------    ---------   --------    ---------    --------     -------
Balance at December 31, 1997 ............   $    468   $ 21,094   $ 19,858    $ (5,931)   $  1,063    $   (231)   $ 36,321
Net income ..............................         --         --      3,355          --          --          --       3,355
Decrease in unearned compen-
  sation - ESOP .........................         --         --         --          --          --          61          61
Effect of reclassification of securities
from held-to-maturity to available for
sale, net of taxes ......................         --         --         --          --         245          --         245
Issuance of stock .......................         12        739         --          --          --          --         751
Increase in unrealized gain on
  available for sale securities,
  net of taxes ..........................         --         --         --          --       1,775          --       1,775
Repurchase of stock .....................         --         --         --      (7,352)         --          --      (7,352)
Dividends declared ($.25 per share) .....         --         --       (880)         --          --          --        (880)
                                            ------    --------    ---------   --------    ---------    --------     -------
Balance at September 30, 1998 ...........   $    480   $ 21,833   $ 22,333    $(13,283)   $  3,083    $   (170)   $ 34,276
                                            ------    --------    ---------   --------    ---------    --------     -------
                                            ------    --------    ---------   --------    ---------    --------     -------

         See accompanying notes to unaudited consolidated financial statements

                             ABINGTON BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                          Three Months Ended   Nine Months Ended
                                                             September 30,       September 30,
                                                           1999       1998      1999      1998
                                                           ----       ----      ----      ----
(Dollars in thousands)
Net income, as reported ..............................   $ 1,033    $ 1,065   $ 3,176    $3,355
Unrealized gains/(losses) on securities, net of taxes     (1,362)     2,085    (3,904)    2,608
Less: Reclassification adjustment for securities gains
 included in net income, net of taxes ................        97        220       356       833
                                                           -----      -----     -----     -----
Comprehensive income (loss) before transfers of
  held-to-maturity securities ........................      (426)     2,930    (1,084)    5,130

Add:  Net unrealized gains on securities transferred
  from held-to-maturity, net of taxes ................        --         --        --       245
                                                           -----      -----     -----     -----
Comprehensive income (loss) ..........................   $  (426)   $ 2,930   $(1,084)   $5,375
                                                           -----      -----     -----     -----
                                                           -----      -----     -----     -----

                             ABINGTON BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                   -------------------------------
                                                                                   1999                       1998
                                                                                   ----                       ----
                                                                                          (In thousands)
Cash flows from operating activities:
Net income....................................................                    $3,176                     $3,355

Adjustments to reconcile net income to net cash provided (used) by operating activities

Provision for loan losses.....................................                       450                        570
(Gain) loss on sales and write-down of
  other real estate owned, net................................                       (68)                       (43)
Amortization, accretion and depreciation,
  net  .......................................................                     1,361                      1,310
Gain on sales of securities, net..............................                      (557)                    (1,388)
Loans originated for sale in the
  secondary market............................................                   (78,415)                  ( 23,988)
  Proceeds from sales of loans................................                    78,953                     23,112
  Gain on sales of mortgage loans, net........................                      (906)                      (342)
  Other, net..................................................                      (511)                    (3,099)
                                                                              -----------                   --------
Net cash provided (used) by operating
  activities..................................................                     3,483                    $  (513)
                                                                              ----------                    --------

Cash flows from investing activities:
Net cash paid for Old Colony acquisition .....................                    (1,113)                         -
Purchase of held for investment
  securities.................................................                          -                     (2,844)
  Proceeds from principal payments received
  on held for investment securities...........................                         -                      5,562
Proceeds from sales of available for sale
  securities..................................................                     6,350                     58,584
Proceeds from principal payments on
  available for sale securities...............................                    29,866                     33,651
Purchase of available for sale securities.....................                   (82,083)                  (115,721)
Loans (originated/purchased) paid, net........................                   (20,559)                     3,970
Purchases of FHLB stock.......................................                    (1,845)                    (1,054)


     See accompanying notes to unaudited consolidated financial statements.

                             ABINGTON BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


                                                                                             Nine Months Ended
                                                                                              September 30,
                                                                              -----------------------------------------
                                                                                 1999                        1998
                                                                                ------                      ------
                                                                                            (In thousands)
Purchase of banking premises and equipment
  and improvements to other real estate
  owned................................................................      $    (1,566)                $   (2,785)
Proceeds from sales of other real estate
  owned................................................................               68                        308
                                                                                 -------                   --------
Net cash provided (used) by investing
  activities...........................................................          (70,882)                   (29,329)
                                                                                 --------                  ---------

Cash flows from financing activities:
Net increase in deposits...............................................           18,830                     23,858
Net increase (decrease) in borrowings with original
  maturities of three months or less...................................           65,822                    (33,253)
Proceeds from short-term borrowings with
  maturities in excess of three months.................................            5,000                     25,000
Principal payments on short-term borrow-
  ings with maturities in excess of
  three months.........................................................          (35,000)                   (20,000)
Proceeds from issuance of long-term debt...............................           46,700                     50,000
Principal payments on long term debt...................................          (35,000)                   (29,500)
Proceeds from issuance of stock .......................................              192                        667
Net proceeds of issuance of guaranteed preferred beneficial interest
  in junior subordinated debentures....................................                -                     11,915
Purchase of treasury stock.............................................           (1,476)                    (7,352)
Cash paid for dividends................................................            (995)                       (880)
                                                                                  ------                    --------
Net cash provided from financing
  activities...........................................................           64,073                     20,455
                                                                                  ------                    -------
Net increase (decrease)in cash and cash
  equivalents..........................................................           (3,326)                      (387)
Cash and cash equivalents at beginning of
  period...............................................................           19,717                     13,475
                                                                                  ------                    -------
Cash and cash equivalents at end of period.............................     $     16,391                 $   13,088
                                                                                   =====                      =====
Supplemental cash flow information:
Interest paid on deposits..............................................     $      8,490                 $    8,753
Interest paid on borrowed funds........................................            8,455                      7,479
Income taxes paid......................................................            1,228                      1,863
Transfer to other real estate owned,
  net..................................................................                -                        265
Transfers of securities from held-to-maturity to available for sale....                -                     61,232

Acquisitions:
  Liabilities assumed                                                        $     3,370                  $        -
  Less:  Assets purchased                                                          3,688                           -
         Premium paid                                                                795                           -
                                                                                  ------                    --------
Net cash paid                                                                $    (1,113)                 $        -
                                                                                  ======                    ========


     See accompanying notes to unaudited consolidated financial statements.

                             ABINGTON BANCORP, INC.
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENT
                               September 30, 1999


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

The accompanying consolidated financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 have been prepared by the Company without audit, and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to reflect a fair statement of the results of the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the footnotes contained in the Company's consolidated financial statements as of and for the year ended December 31, 1998, which are included in the Company's Annual Report to Stockholders. Interim results are not necessarily indicative of results to be expected for the entire year. All significant intercompany balances and transactions have been eliminated in consolidation.

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1999 (continued)


B)   DIVIDEND DECLARATION

     The Board of Directors of Abington Bancorp., Inc. declared a cash dividend of $.05 per share to holders of its common stock in September, 1999. These dividends were payable on October 21, 1999 to stockholders of record as of the close of business on October 7, 1999.

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1999 (continued)


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

As of November 5, 1999, the Company had repurchased 677,400 shares of its common stock under these plans at a total cost of approximately $11,057,000. All of the repurchases were subsequent to March 31, 1997.

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

As of April 1, 1999, OCM had approximately $4.1 million in assets, which were primarily loans held for sale, and liabilities of approximately $3.3 million, most of which were borrowings outstanding on a warehouse line with an independent third party. This transaction was accounted for under the purchase method of accounting.

E)       Earnings per Share

The primary difference between basic and fully diluted average common shares outstanding for the periods presented relates to options issued to officers and directors which are currently exercisable and are not anti-dilutive. The calculation of common stock equivalents for fully diluted per share computations excludes shares which are not yet currently exercisable and /or have an exercise price in excess of the average closing price of the Company's stock for the period presented. At September 30, 1999, there were approximately 56,400 options with an exercise price of $14.00 to $15.50 which were vested but anti-dilutive and non-vested options of approximately 152,000 shares with exercise prices ranging from $13.50 to $20.75 which were excluded from fully diluted calculations.

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1999 (continued)




F)   Business Segments



September 30, 1999:

                                        Community    Mortgage
                                         Banking     Banking      Other      Elimination       Total
                                         -------     -------      -----      -----------       -----
 Securities                            $ 220,767   $    --      $    --      $            $ 220,767
 Net loans                               384,694       4,269         --         (4,179)     384,784
 Net assets                              655,434       5,759       45,333      (50,165)     656,361
 Total deposits                          388,157        --           --         (5,374)     382,783
 Total borrowings                        227,854       4,179         --         (4,179)     227,854
 Total liabilities                       614,478       4,312         --         (4,179)     614,611


Three months ended


 Total interest income                 $  10,821   $      80    $       9    $     (89)   $  10,821
 Total interest expense                    5,978          73            9          (89)       5,971
 Net interest margin                       4,843           7         --           --          4,850
 Provisions for possible loan losses         190        --           --           --            190
 Total non-interest income                 1,532         434         --            (63)       1,903
 Total non-interest expense                4,215         431          315         --          4,961
 Net income                                1,270          (2)        (196)         (39)       1,033


Nine months ended


Total interest income                  $  31,001   $     132    $      16    $    (127)   $  31,022
 Total interest expense                   16,720         122           16         (127)      16,731
 Net interest margin                      14,281          10         --           --         14,291
 Provisions for possible loan losses         570        --           --           --            570
 Total non-interest income                 4,610         793         --            (63)       5,340
 Total non-interest expense               12,452         826          943         --         14,221
 Net income                                3,814         (22)        (577)         (39)       3,176


                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1999 (continued)


F)   Business Segments (continued)


September 30, 1998:


                                        Community         Mortgage
                                         Banking          Banking       Other      Elimination    Total
                                         -------          -------       -----      -----------    -----
 Securities                            $ 190,551            $--        $  --       $   --      $ 190,551
 Net loans                               327,470             --           --           --        327,470
 Net assets                              559,671             --         43,262      (43,155)     559,778
 Total deposits                          356,744             --           --         (7,952)     348,792
 Total borrowings                        158,157             --           --           --        158,157
 Total liabilities                       521,539             --           --         (7,952)     513,587


Three months ended


 Total interest income                 $   9,666            $--        $   39      $    (39)   $   9,666
 Total interest expense                    5,354             --            39           (39)       5,354
 Net interest margin                       4,312             --           --           --          4,312
 Provisions for possible loan losses         190             --           --           --            190
 Total non-interest income                 1,700             --           --           --          1,700
 Total non-interest expense                3,899             --            285         --          4,184
 Net income                                1,261             --           (196)        --          1,065


Nine months ended


Total interest income                  $  28,530           $ --          $  55     $    (55)   $  28,530
 Total interest expense                   16,172             --             55          (55)      16,172
 Net interest margin                      12,358             --           --           --         12,358
 Provisions for possible loan losses         570             --           --           --            570
 Total non-interest income                 5,155             --           --           --          5,155
 Total non-interest expense               11,396             --            372         --         11,768
 Net income                                3,667             --           (312)        --          3,355



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

NET INTEREST INCOME

Net interest income is affected by the mix and volume of assets and liabilities, the movement and level of interest rates and interest spread, which is the difference between the average yield received on earning assets and the average rate paid on deposits and borrowings. The Company's net interest rate spread was 3.11% and 3.20% for the quarter and nine months ended September 30, 1999, respectively and 3.20% and 3.10% for the quarter and nine months ended September 30, 1998, respectively. The results for the first nine months of 1998 included approximately $400,000 of accelerated premium amortization related to purchased loan portfolios which experienced unusually high customer prepayment activity. This reflects the lower long term interest rates which existed in 1998 and into 1999 which has caused generally lower yields on newly originated or purchased loans and investment securities.

The level of nonaccrual (impaired) loans and other real estate owned can have an impact on net interest income but has generally been immaterial in 1998 and 1999. At September 30, 1999, the Company had $648,000 in non-accrual loans, and no other real estate owned, compared to $681,000 in nonaccrual loans and no other real estate owned as of December 31, 1998 and $588,000 in non-accrual loans and no other real estate owned as of September 30, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


The table below presents the components of interest income and expense for the major categories of assets and liabilities for the periods indicated.


                                          Three Months Ended   Nine Months Ended
                                              September 30       September 30
                                           -----------------   -----------------
                                             1999      1998      1999      1998
                                           -------   -------   -------   -------
                                                       (In Thousands)
Interest and dividend income:
 Interest and fees on loans..............  $ 7,004   $ 6,521   $20,548   $19,702
 Interest on mortgage-backed investments.    2,443     2,104     6,862     6,103
 Interest on bonds and obligations.......    1,185       865     3,071     2,166
 Dividend income.........................      174       161       509       465
 Interest on short-term investments......       15        15        32        94
                                           -------   -------   -------   -------
  Total interest and dividend income.....  $10,821   $ 9,666   $31,022    28,530
                                           -------   -------   -------   -------

Interest expense:
 Interest on deposits....................    2,878     3,005     8,459     8,776
 Interest on short-term borrowings.......    1,280       423     3,124     1,614
 Interest on long-term debt..............    1,813     1,926     5,148     5,782
                                           -------   -------   -------   -------
  Total interest expense.................    5,971     5,354    16,731    16,172
                                           -------   -------   -------   -------
Net interest income......................  $ 4,850   $ 4,312   $14,291   $12,358
                                           -------   -------   -------   -------
                                           -------   -------   -------   -------


A breakdown of the components of the Company's net interest-rate spread is as follows:


                                          Three Months Ended   Nine Months Ended
                                              September 30       September 30
                                           -----------------   -----------------
                                             1999      1998      1999      1998
                                           -------   -------   -------   -------

Weighted average yield earned on:
   Loans..................................  7.53%     7.85%      7.55%   7.83%
   Mortgage-backed investments............  6.43      6.81       6.49    6.64
   Bonds and obligations..................  6.80      7.22       6.65    7.09
   Marketable and other equity securities.  4.02      4.55       4.15    4.57
   Short-term investments.................  6.50      6.57       6.37    5.90

Weighted average yield earned on
   interest-earning assets................  7.07      7.45       7.10    7.39

Weighted average rate paid on:
   NOW and non-interest NOW deposits......   .44       .85        .47     .85
     Savings deposits.....................  2.20      2.24       2.16    2.22
     Time deposits........................  5.11      5.62       5.12    5.63
     Total deposits.......................  3.01      3.47       3.03    3.48
     Short-term borrowings................  5.19      5.57       5.07    5.53
     Long-term debt.......................  5.99      6.08       5.89    6.04

   Weighted average rate paid on
   deposits and borrowings................  3.97      4.25       3.91    4.29

Net interest-rate spread..................  3.11%     3.20%      3.20%   3.10%


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



                                                                        Three Months Ended September 30
                                                               -----------------------------------------------
                                                                              1999   vs.   1998
                                                                              Increase (Decrease)
                                                                                   Due to
                                                                    Volume           Rate              Total
                                                                   ------       ----------           -------
                                                                                (In thousands)
Interest and dividend income:

 Loans..............................                           $      932       $      (449)       $     483
 Mortgage-backed investments........                                  543              (204)             339
 Bonds and obligations........                                        407               (87)             320
 Equity securities............                                        45               (32)               13
 Short-term investments.............                                    -                -                 -
                                                                   ------       ----------           -------

      Total interest and dividend
       income........................                               1,927              (772)           1,155
                                                                 --------        -----------         -------
Interest expense:
  NOW deposits.......................                                  59              (127)             (68)
  Savings deposits...................                                  95               (16)              79
  Time deposits......................                                 162              (300)            (138)
  Short-term borrowings..............                                 908               (51)             857
  Long-term debt.....................                               (104)                (9)            (113)
                                                                   ------        -----------         --------
      Total interest expense.........                               1,120              (503)             617
                                                                  -------       ------------         -------

Net interest income..................                          $      807        $     (269)       $     538
                                                                   =======           =======            =======


                                                                        Nine Months Ended September 30
                                                                   --------------------------------------------
                                                                             1999   Vs.   1998
                                                                             Increase (Decrease)
                                                                                   Due to
                                                                    Volume           Rate               Total
                                                                   -------       ----------          ---------
                                                                               (In thousands)

Interest and dividend income:

  Loans..............................                          $    1,283       $      (437)       $     846
  Mortgage-backed investments........                                 835               (76)             759
  Bonds and obligations..............                                 984               (79)             905
  Equity securities..................                                  72               (28)              44
  Short-term investments.............                                 (66)                4              (62)
                                                                   -------       ----------          ---------

      Total interest and dividend
       income........................                               3,108              (616)           2,492
                                                                 --------        -----------         -------

Interest expense:
  NOW deposits.......................                                  17              (187)            (170)
  Savings deposits...................                                 202               (24)             178
  Time deposits......................                                 118              (443)            (325)
  Short-term borrowings..............                               1,590               (80)           1,510
  Long-term debt.....................                                (577)              (57)            (634)
                                                                   -------       -----------         --------

      Total interest expense.........                          $    1,350              (791)             559
                                                                ---------       ------------         -------

Net interest income..................                          $    1,758        $      175        $   1,933
                                                                   =======           =======           =======

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

GENERAL. Net income for the quarter ended September 30, 1999 was $1,033,000 or $.30 per diluted share compared to net income of $1,065,000 or $.29 per diluted share in the corresponding period of 1998, a net decrease of $32,000 or 3.0%. The overall decline in net income was mainly attributable to lower gains on sales of securities and increases in non-interest expenses, including salaries expense and other expenses, offset in part by increases in net interest income, customer service fees and gains on sales of mortgages.

INTEREST AND DIVIDEND INCOME. Interest and dividend income increased $1,155,000 or 12.0% during the three month period ended September 30, 1999, as compared to the same period in 1998. The increase was attributable to increases in earning assets offset in part by reductions in the yield earned on those assets. The balance of average earning assets for the three month period ended September 30, 1999 was approximately $612,119,000 as compared to $518,986,000 for the same period in 1998, an overall increase of $93,133,000 or 18.0%. The increase in earning assets was, in part, due to increases in average loan balances which were $372,047,000 for the three months ended September 30, 1999, as compared to $332,355,000 for the same period in 1998, an increase of $39,692,000 or 11.9%.
This increase was generally caused by larger volumes of commercial loan originations in 1998 and into 1999 as well as higher residential loan balances which were the result of the steady volume of loan originations and purchases throughout 1998 and into 1999. See "Liquidity and Capital Resources" and "Asset/Liability Management" for further discussion of the Company's investment strategies.

The average yield earned on loans decreased for the third quarter of 1999 as compared to 1998 primarily due to the effect of higher prepayments on higher yielding residential loans and lower rates earned on newer originations or purchases, particularly over the past year. The yield on loans for the three months ended September 30, 1999 was 7.53% as compared to 7.85% for the same period in 1998. Loan yields in 1999 have been affected by consistently high levels of prepayment activity experienced throughout 1998 into 1999 on higher yielding residential loans which were in turn replaced by lower yielding loans due to a generally lower interest rate environment. Loan yields for the third quarter of 1998 had been adversely affected by approximately $400,000 of unfavorable yield adjustments on higher yielding loans that had been purchased at a premium which was caused by unusually high prepayment activity. Yields on loans were positively affected by growth in the Company's commercial loan portfolio which has grown to approximately $69,100,000 at September 30, 1999 from $59,500,000 at September 30, 1998, an increase of $9,600,000 or 16.1%.
Commercial loans typically carry a higher yield than residential mortgages.

Average balances of mortgage-backed investments and bond investment securities were $152,089,000 and $69,726,000, respectively, for the three months ended September 30, 1999 as compared to $123,600,000 and $47,954,000, respectively, for the corresponding period in 1998. These balances, when combined, increased $50,261,000 or 29.3%. The yield on mortgage-backed investments and bonds declined to 6.43% and 6.80%, respectively, in the third quarter of 1999, as compared to 6.81% and 7.22%, respectively, in the same period in 1998. The yields on these portfolios declined as a result of the lower interest rate environment, which has generally existed over the past year.

INTEREST EXPENSE. Interest expense for the quarter ended September 30, 1999 increased $617,000 or 11.5% compared to the same period in 1998, generally due to increases in the average balances of deposits and borrowed funds, which were partially offset by decreases in the rates paid on deposits and borrowed funds. The average balance of core and time deposits rose to $217,436,000 and $165,246,000, respectively, for the third quarter of 1999 as compared to $186,911,000 and $159,930,000, respectively, for the corresponding period in 1998, for increases of 16.3% and 3.3%, respectively. The Company will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings. The average balances of borrowed funds increased overall during the third quarter of 1999 as compared to 1998, to $219,670,000 from $156,993,000, an increase of 39.9%. These increased borrowings were used to fund earning asset growth over the past year. The blended weighted average rate paid on deposits and borrowed funds was 3.97% for the three months ended September 30, 1999 as compared to 4.25% for the same period in 1998. The weighted average rates paid on deposits was 3.01% for the quarter ended September 30, 1999 as compared to 3.47% for the same period in 1998. The overall cost of deposits has declined in the third quarter of 1999 as compared to the same period in 1998, generally due to the continued success of promotional efforts to attract core deposits (NOW accounts, demand deposits, savings and money markets), which typically have a lower cost of funds than time deposits and borrowings. The overall weighted average rates paid on borrowed funds decreased to approximately 5.63% for the quarter ended September 30, 1999 from 5.98% in 1998. This decrease represents the renewal of certain borrowings which came due in 1998 at lower rates than they had been obtained for previously, which is reflective of the net cumulative effect of recent actions taken by the Federal Reserve over the past year to reduce the inter-bank borrowing rate by 25 basis points. The Company will continue to evaluate the use of borrowing as an alternative funding source for asset growth in future periods. See "Asset/Liability Management" for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds.

NON-INTEREST INCOME. Total non-interest income increased $203,000 or 11.9% in the third quarter of 1999 in comparison to the same period in 1998. Customer service fees, which were $1,194,000 for the quarter ended September 30, 1999 as compared to $972,000 for 1998, for an increase of $222,000 or 22.8%, rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios. Loan servicing fees and gains on sales of mortgage loans were $91,000 and $384,000, respectively, for the third quarter of 1999 as compared to $119,000 and $128,000, respectively, for the same period in 1998, a combined increase of $228,000 or 92.3%. This generally is reflective of the Company's acquisition of Old Colony Mortgage in April, 1999 and continued strength of the overall refinance market for residential consumers in 1999. As the Company has been selling loans generally on a servicing released basis since 1996, the portfolio of loans serviced for others has declined which has caused the continued drop in loan servicing income.

Gains on sales of securities were $152,000 for the third quarter of 1999 as compared to $366,000 for 1998 for a decrease of $214,000 or 58.5%. While the equity markets remained relatively strong through the third quarter of 1999, management has elected to sell fewer holdings.

NON-INTEREST EXPENSES. Non-interest expenses for the quarter ended September 30, 1999 increased $777,000 or 18.6% compared to the same period in 1998. Salaries and employee benefits increased 8.8% or $186,000 primarily due to the acquisition of Old Colony Mortgage (approximately $330,000) and increases in supermarket branch staffing (approximately $110,000) offset in part by the fact that one-time charges of $120,000 were taken in the same quarter in 1998 for which there was not a corresponding charge in 1999 as well as other general declines in the cost of various benefits. The increases in supermarket branch staff are related to two additional branches: Hanson (September 1998) and Brockton (May 1999), which have opened since June 1998. These increases correspond with the Company's strategic focus of attracting core deposits and new customer relationships. Occupancy expenses increased $90,000 or 12.1% primarily due to the acquisition of Old Colony Mortgage (approximately $29,000), the two new supermarket branches as previously noted (approximately $77,000) and the general inflationary and capital expenditure increases, particularly in technology. Other non-interest expenses, including trust preferred expenses, also increased $501,000 or 37.6% for the quarter ended September 30, 1999 in comparison to the same period in 1998. Of this amount, approximately $21,000 of the aforementioned increases relates to expenses related to trust preferred securities which were issued in June 1998, the acquisition of Old Colony Mortgage (approximately $115,000) and supermarket branch growth ($39,000). Additionally, the Company has experienced higher expense levels due to advertising expenses associated with home equity loan promotions in the third quarter of 1999 as well as expenses associated with customer promotional gifts for checking account openings, which comprised the balance of this expense increase.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses was $190,000 for the quarter ended September 30, 1999 as compared to $190,000 for the quarter ended September 30, 1998.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate for the quarter ended September 30, 1999 was 36% compared to 35.0% for the quarter ended September 30, 1998. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

GENERAL. Net income for the nine months ended September 30, 1999 was $3,176,000 or $.91 per diluted share compared to a net income of $3,355,000 or $.89 per diluted share in the corresponding period of 1998, a net decrease of $179,000 or 5.3%. The overall decline in net income was mainly attributable to lower gains on sales of securities and increases in non-interest expenses, including salaries expense and trust preferred securities, offset in part by increases in net interest income, customer service fees and gains on sales of mortgages.

INTEREST AND DIVIDEND INCOME. Interest and dividend income increased $2,492,000 or 8.7% during the nine month period ended September 30, 1999, as compared to the same period in 1998. The increase was attributable to increases in earning assets offset in part by reductions in the yield earned on those assets. The balance of average earning assets for the nine month period ended September 30, 1999 was approximately $582,271,000 as compared to $514,511,000 for the same period in 1998, an overall increase of $67,760,000 or 13.2%. The increase in earning assets was in part due to increases in average loan balances which were $362,765,000 for the nine months ended September 30, 1999, as compared to $335,448,000 for the same period in 1998, an increase of $27,317,000 or 8.1%.
This increase was generally caused by larger volumes of commercial loan originations in 1998 and into 1999 as well as higher residential loan balances which were the result of the steady volume of loan originations and purchases throughout 1998 and into 1999. See "Liquidity and Capital Resources" and "Asset/Liability Management" for further discussion of the Company's investment strategies.

The average yield earned on loans decreased for the nine months ended September 30, 1999 as compared to 1998 primarily due to the effect of higher prepayments on higher yielding residential loans and lower rates earned on newer originations or purchases, particularly over the past nine months. The yield on loans for the nine months ended September 30, 1999 was 7.55% as compared to 7.83% for the same period in 1998. Loan yields in 1999 have been affected by consistently high levels of prepayment activity experienced throughout 1998 into 1999 on higher yielding residential loans which were in turn replaced by lower yielding loans due to the lower interest rate environment. Loan yields for the first half of 1998 had been adversely affected by approximately $400,000 of unfavorable yield adjustments or higher yielding loans which had been purchased at a premium which was caused by unusually high prepayment activity. Yields on loans were positively affected by growth in the Company's commercial loan portfolio which has grown to approximately $69,100,000 at September 30, 1999 from $59,500,000 at September 30, 1998, an increase of $9,600,000 or 16.1%.
Commercial loans typically carry a higher yield than residential mortgages.

Average balances of mortgage-backed investments and bond investments were $140,900,000 and $61,572,000, respectively, for the nine months ended September 30, 1999 as compared to $122,636,000 and $40,738,000, respectively, for the corresponding period in 1998. These balances, when combined, increased $39,098,000 or 23.9%. The yield on mortgage-backed investments and bond investments declined to 6.49% and 6.65%, respectively in the first nine months of 1999, as compared to 6.64% and 7.09%, respectively in the same period in 1998. As with loan yields, these yields were adversely affected by general rate declines over the past two years.

Also, the yield on bond investments decreased generally due to some of the Company's higher yielding bonds being called by the issuers with proceeds being reinvested at lower rates.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1999 increased $559,000 or 3.5% compared to the same period in 1998, generally due to increases in the average balances of deposits and borrowed funds, which was partially offset by decreases in the rates paid on deposit and borrowed funds. The average balance of core and time deposits rose to $209,296,000 and $163,124,000, respectively, for the nine months ended 1999 as compared to $179,896,000 and $156,276,000, respectively, for the corresponding period in 1998, for increases of 16.3% and 4.4%, respectively. The Company will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings. The average balances of borrowed funds increased overall, during the nine month period ending September 30, 1999 as compared to 1998, to $198,812,000 from $166,571,000, an increase of 19.4%. This increase generally relates to the funding of certain asset growth. The blended weighted average rate paid on deposits and borrowed funds was 3.91% for the nine months ended September 30, 1999 as compared to 4.29% for the same period in 1998. The weighted average rates paid on deposits was 3.03% for the nine months ended September 30, 1999 as compared to 3.48% for the same period in 1998. The overall cost of deposits has declined in the first nine months of 1999 as compared to the same period in 1998, generally due to the continued success of promotional efforts to attract core deposits (NOW accounts, demand deposits, savings and money markets), which typically have a lower cost of funds than time deposits and borrowings. The overall weighted average rates paid on borrowed funds decreased to approximately 5.54% for the nine months ended September 30, 1999 from 5.92% in 1998. This decrease represents the renewal of certain borrowings which came due in 1998 at lower rates than they had been obtained for previously. The decrease in the cost of borrowed money is consistent with the cumulative net effect of the Federal Reserve's actions taken since June 1998 to reduce the inter-bank borrowing rate by 25 basis points. The Company will continue to evaluate the use of borrowing as an alternative funding source for asset growth in future periods. See "Asset/Liability Management" for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds.

NON-INTEREST INCOME. Total non-interest income increased $185,000 or 3.6% in the first nine months of 1999 in comparison to the same period in 1998. Customer service fees, which were $3,229,000 for the nine months ended September 30, 1999 as compared to $2,755,000 for 1998, for an increase of $474,000 or 17.2%, rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios. Loan servicing fees and gains on sales of mortgage loans were $279,000 and $906,000, respectively, for the first nine months of 1999 as compared to $358,000 and $342,000, respectively, for the same period in 1998, a combined increase of $485,000 or 69.3%. The increase in gains on sales is generally reflective of the Company's acquisition of Old Colony Mortgage and also the favorable consumer rates for residential loans in 1999 which has resulted in increased saleable loan production compared to the same period in 1998. As the Company has been selling loans generally on a servicing released basis since 1996, the portfolio of loans serviced for others has declined which has caused the continued drop in loan servicing income.

Gains on sales of securities were $557,000 for the first nine months of 1999 as compared to $1,388,000 for 1998 for a decrease of $831,000 or 59.9%. While the equity markets remained relatively strong through the first nine months of 1999, management elected to sell fewer holdings.

NON-INTEREST EXPENSES. Non-interest expenses for the nine months ended September 30, 1999 increased $2,453,000 or 20.9% compared to the same period in 1998. Salaries and employee benefits increased 17.4% or $1,002,000 primarily due to the acquisition of Old Colony Mortgage (approximately $620,000), increase in supermarket branch staff (approximately $342,000). The increases in supermarket staffing are result of more supermarket branches being open during the nine month period ended September 30, 1999 than compared to the same period in 1998. The branches primarily affecting this difference, with their opening dates in parenthesis, were Randolph (April 1998), Hanson (September 1998) and Brockton (May 1999). These increases correspond with the Company's strategic focus of attracting core deposits and new customer relationships. Occupancy expenses increased $352,000 or 17.1% primarily due to the acquisition of Old Colony Mortgage (approximately $57,000), the effect of increasing supermarket branches (approximately $180,000), and increases in other capital and technology expenditures. Other non-interest expenses, including trust preferred expenses, also increased $1,099,000 or 27.9% for the nine months ended September 30, 1999 in comparison to the same period in 1998. Of this amount, approximately $515,000 of the aforementioned increases relates to expenses related to trust preferred securities which were issued in June 1998, and approximately $227,000 related to Old Colony Mortgage and additional $132,000 related to increases in supermarket branches.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses reduced to $450,000 for the nine months ended September 30, 1999 from $570,000 for the same period in 1998, a decline of $120,000 or 21.1%. The primary reason for the reduction was due to the recovery of approximately $90,000 on a previously charged-off commercial real estate loan as well as the continued strength of other asset quality factors that management uses to evaluate the adequacy of loan loss reserve levels.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate for the nine months ended September 30, 1999 was 36% compared to 35% for the nine months ended September 30, 1998. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates. Additionally, the overall effective tax rate is influenced by the proportion of income generated by non-bank subsidiaries. In 1998, a greater portion of income was generated through non-bank subsidiaries as compared to the same period in 1999.

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


Rate Change                                 Estimated Exposure as a
(Basis Points)                              % of Net Interest Income
--------------                              ------------------------
   +200                                                 2.0%
   -200                                                 2.5%

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

Management desires to expand its interest earning asset base in future periods primarily through growth in the Company's loan portfolio. Loans comprised approximately 58.6% of the average interest earning assets for the first nine months of 1999. In the future, the Company intends to continue to be competitive in the residential mortgage market but plans to place greater emphasis on consumer and commercial loans. The Company also has been, and expects to remain, active in pursuing wholesale opportunities to purchase loans. During the first nine months of 1999 and 1998, the Company acquired approximately $73,000,000 and $46,500,000, respectively, of residential first mortgages.

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

The Company is also a voluntary member of the Federal Home Loan Bank ("FHLB") of Boston. This borrowing capacity assists the Company in managing its asset/liability growth because, at times, the Company considers it more advantageous to borrow money from the FHLB of Boston than to raise money through non-core deposits (i.e., certificates of deposit). Borrowed funds totaled $227,854,000 at September 30, 1999 compared to $177,128,000 at December 31,
1998. These borrowings are primarily comprised of FHLB of Boston advances and have primarily funded residential loan originations and purchases as well as mortgage-backed investments and investment securities.

Additionally, the Company obtained funding in June 1998 through the issuance of trust preferred securities which carry a higher interest rate than similar FHLB borrowings but at the same time are included as capital, without diluting earnings per share and are tax deductible. See "Liquidity and Capital Resources" for further discussion.

The following table sets forth maturity and repricing information relating to interest sensitive assets and liabilities at September 30, 1999. The balance of such accounts has been allocated among the various periods based upon the terms and repricing intervals of the particular assets and liabilities. For example, fixed rate mortgage loans and mortgage-backed securities, regardless of "available for sale" classification, are shown in the table in the time periods corresponding to projected principal amortization computed based on their respective weighted average maturities and weighted average rates using prepayment data available from the secondary mortgage market.

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


                                                              At September 30, 1999
                                --------------------------------------------------------------------------------
                                                             Repricing/maturity Interval
                                --------------------------------------------------------------------------------
                                     (1)         (2)        (3)          (4)        (5)        (6)
                                                                                               Over
                                   0-6 Mos.    6-12 Mos.  1-2 Yrs.    2-3 Yrs.    3-5 Yrs.    5 Yrs.     Total
                                -----------  -----------  ---------  ----------  ----------  --------  -------
                                                           (Dollars in thousands)
Assets subject to interest
  rate adjustment:
  Short-term investments ...... $     224   $      --   $      --   $      --   $      --   $      --  $     224
  Bonds and obligations .......    33,589       9,024       8,101          --      16,616       2,011     69,341
  Mortgage-backed investments .    25,914      20,998      17,944      15,575      26,399      43,677    150,507
  Mortgage loans subject to
   rate review ................    30,447      21,507      14,601      17,393      41,789      11,827    137,564
  Fixed-rate mortgage loans ...    24,235      16,452      29,235      38,790      56,982      63,485    229,179
  Commercial and other loans ..    12,612       2,938       1,723       1,335       2,614         362     21,584
                                ---------     -------     -------     -------     -------     -------    ---------
      Total ................... $ 127,021   $  70,919   $  71,604   $  73,093   $ 144,400   $ 121,362  $ 608,399
                                ---------     -------     -------     -------     -------     -------    ---------

Liabilities subject to interest
  rate adjustment:
  Money market deposit accounts    17,058          --          --          --          --          --     17,058
  Savings deposits - term
   certificates ...............    64,222      54,853      36,814       4,680       6,483          --    167,052
  Other savings accounts ......   154,338          --          --          --          --          --    154,338
  Borrowed funds ..............   165,654       9,000      43,700       4,000       5,000         500    227,854
                                ---------     -------   -------     -------     -------     -------    ---------
Total .........................   401,272      63,853      80,514       8,680      11,483         500    566,302
                                ---------     -------   -------     -------     -------     -------    ---------
Guaranteed preferred beneficial
interest in junior subordinated
debentures ....................       $--         $--         $--         $--         $--   $  11,991  $  11,991
                                ---------     -------     -------     -------     -------     -------    ---------
Excess (deficiency) of rate-
 sensitive assets over rate-
 sensitive liabilities ........ $(274,251)  $   7,066      (8,910)  $  64,413   $ 132,917   $ 108,871  $  30,106
                                ---------     -------     -------     -------     -------     -------    ---------
 Cumulative excess (deficiency)
 of rate-sensitive assets over
 rate sensitive liabilities ... $(274,251)  $(267,185)  $(276,095)  $(211,682)  $ (78,765)  $  30,106
                                ---------     -------     -------     -------     -------     -------
                                ---------     -------     -------     -------     -------     -------
Rate-sensitive assets as a
 percent of rate-sensitive
 liabilities (1) ..............      31.7%       42.6%       49.4%       61.9%       86.1%     103.0%


      (1) Cumulative as to the amounts previously repriced or matured. Assets held for sale are reflected in the period in which sales are expected to take place. Securities classified as available for sale are shown at repricing/maturity intervals as if they are to be held to maturity as there is no definitive plan of disposition. They are also shown at amortized cost.

Liquidity and Capital Resources

Payments and prepayments on the Company's loan and mortgage-backed investment portfolios, sales of fixed rate residential loans, increases in deposits, borrowed funds and maturities of various investments comprise the Company's primary sources of liquidity. The Company is also a voluntary member of the FHLB of Boston and, as such, is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to outside sources. Qualified collateral generally consists of residential first mortgage loans, securities issued, insured or guaranteed by the U.S. Government or its agencies, and funds on deposit at the FHLB of Boston. Short-term advances may be used for any sound business purpose, while long-term advances may be used only for the purpose of providing funds to finance housing. At September 30, 1999, the Company had approximately $158,000,000 in unused borrowing capacity that is contingent upon the purchase of additional FHLB of Boston stock. Use of this borrowing capacity is also impacted by capital adequacy considerations.

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

Non-performing assets were $656,000 at September 30, 1999, compared to $731,000 at December 31, 1998, a decrease of $75,000 or 10.3%. The Company's percentage of delinquent loans to total loans was .47% at September 30, 1999, as compared to .36% at December 31, 1998. Management believes that while delinquency rates and non-performing assets remain at relatively low levels at September 30, 1999, it is likely that at some point in the future some degree of economic slow down is likely which in turn may result in future increases in problem assets and loan loss provisions. Management continues to monitor the overall economic environment and its potential effects on future credit quality on an ongoing basis.

At September 30, 1999, the Company had outstanding commitments to originate, purchase and sell residential mortgage loans in the secondary market amounting to $13,239,700, $0 and $4,269,000, respectively. The Company also has outstanding commitments to grant advances under existing home equity lines of credit amounting to $13,107,000. Unadvanced commitments under outstanding commercial and construction loans totaled $10,262,000 as of September 30, 1999. The Company believes it has adequate sources of liquidity to fund these commitments.

The Company's total stockholders' equity was $29,759,000 or 4.5% of total assets at September 30, 1999, compared with $33,060,000 or 5.6% of total assets at December 31, 1998. The decrease in total stockholders' equity of approximately $3,301,000 or 10.0% primarily resulted from decreases in the unrealized gain on market value of available for sale securities, net of taxes, stock repurchases and dividends paid, offset in part by earnings of the Company.

The Company issued $12,650,000 of 8.25% Trust Preferred Securities in June 1998. Under current regulatory guidelines, trust preferred securities are allowed to represent up to approximately 25% of the Company's Tier 1 capital with any excess amounts available as Tier 2 capital. As of September 30, 1999, approximately $11,000,000 of these securities was included in Tier 1 capital.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a "well-capitalized" classification. At September 30, 1999, the Company's Tier 1 leverage capital ratio was approximately 6.22%. In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% (6.00% for "well-capitalized") and a minimum ratio of total capital to risk-weighted assets of 8.00% (10.00% for "well-capitalized"). At September 30, 1999, the Company's Tier 1 and total risk-based capital ratios were approximately 11.26% and 12.51%, respectively. The Company is categorized as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.). The Bank is also categorized as "well-capitalized" as of September 30, 1999.

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

PROPOSED ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of this Statement will have a material impact on the Company's financial position or results of operation.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item 3 is incorporated by reference from Item 2 of
Part I of this Form 10-Q, entitled "Management's Discussion and Analysis - Asset/Liability Management."

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

         None


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

                27.1      Financial Data Schedule, September 30, 1999


     (b) Reports on Form 8-K.

          The Company filed no reports on Form 8-K during the third quarter of 1999.



-----------------
*    Management contract or compensatory plan or arrangement.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ABINGTON BANCORP, INC.
                                                  (Company)



Date:  November 5, 1999                    By  /s/ JAMES P. MCDONOUGH
                                           ----------------------------
                                           James P. McDonough
                                           President and Chief Executive Officer



Date:  November 5, 1999                    By  /s/ ROBERT M. LALLO
                                           ----------------------
                                           Robert M. Lallo
                                           Treasurer
                                           (Principal Financial Officer)

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

                27.1      Financial Data Schedule, September 30, 1999.


-------------------------
*    Management contract or compensatory plan or arrangement.