Form 10-K405
period 1999-12-31
ABINGTON BANCORP INC
filed 2000-03-28
CIK 812146

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20429

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31,1999

                           Commission File No. 0-16018
                             ABINGTON BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         MASSACHUSETTS                                      04-3334127
-------------------------------                         -------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

536 WASHINGTON STREET, ABINGTON, MASSACHUSETTS                  02351
----------------------------------------------                  -----
   (Address of Principal Executive Offices)                   (Zip Code)

                                 (617) 982-3200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment of this Form 10-K . [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price for the Registrant's Common Stock on March 3, 2000, as reported by the Nasdaq Stock Market, was $29,516,175.

The number of shares outstanding of the Registrant's Common Stock as of March 3, 2000: 3,027,300 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part II (Items 6, 7 and 8) of this Form is incorporated by reference herein from the Registrant's Annual Report to Stockholders for the year ended December 31, 1999 (the "Annual Report").

Information required by Part III (Items 10, 11 and 12) of this Form is incorporated by reference herein from the Registrant's definitive proxy statement (the "Proxy Statement") relating to the 2000 Annual Meeting of Stockholders of the Registrant.

When used in this Report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meanings of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company wishes to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various risks and uncertainties, including regional and national economic conditions, changes in the real estate market, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

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

     The Bank presently has four wholly-owned subsidiaries: Holt Park Place Development Corporation and Norroway Pond Development Corporation, which own properties being marketed for sale, Abington Securities Corporation, which invests primarily in United States Government obligations and obligations of related agencies and equity securities and Old Colony Mortgage Corporation, which originates and sells primarily first-lien mortgages secured by 1 - 4 family residential property. ABBK Corporation, which had previously invested in real estate development limited partnerships engaged in qualified housing projects, was dissolved in January 1997.

     The Company is engaged principally in the business of attracting deposits from the general public, borrowing funds and investing those deposits and funds. In its investments, the Company has emphasized various types of residential and commercial real estate loans, commercial loans, residential construction loans, consumer loans, and investments in securities. The Company considers its principal market area to be part of Plymouth County and Norfolk County, Massachusetts; primarily Abington, Brockton, Cohasset, Halifax, Hanson, Holbrook, Hull, Kingston, Pembroke, Randolph and Whitman where it has banking offices, and nearby Rockland, Duxbury, Scituate, Plympton, Hanover, East Bridgewater, Plymouth, Carver, Weymouth and Bridgewater. Additionally, the Company has mortgage lending offices in Auburn, Brockton, Fall River and Plymouth.

     The Company has grown from $460.5 million in assets and $280.1 million in deposits at December 31, 1995 to $696.3 million in assets and $389.7 million in deposits at December 31, 1999. Deposits in the Company have been insured by the Federal Deposit Insurance Corporation ("FDIC") since 1975. Deposits are insured by the Bank Insurance Fund of the FDIC up to FDIC limits (generally $100,000 per depositor) and by the Depositors Insurance Fund, (the "Depositors Insurance Fund") for the portion of deposits in excess of that insured by the FDIC.

In August of 1997, the Company opened, in Cohasset, the first of five planned de novo supermarket branches, with the Randolph and Hanson branches opening in April and September, 1998, respectively and Brockton branch in May, 1999. Currently a fifth supermarket branch in Canton is planned for the Fall of 2000. These acquisitions and branch openings are consistent with the Company's ongoing strategy of controlled growth with a focus on retail core deposit relationships and will enable the Company to have a greater regional presence.

On April 1, 1999, the Company acquired Old Colony Mortgage Corporation ("OCM") (See Note 2 to the Consolidated Financial Statements). OCM is headquartered in Brockton, and has origination offices in Plymouth, Fall River and Auburn Massachusetts as well as a presence in each of the Company's branches. This acquisition was made to expand the Company's mortgage origination capabilities from what they were previously as well as to provide the Company with a greater diversity of sources of income.

LENDING ACTIVITIES

     GENERAL. Loans currently originated and purchased for the Company's own portfolio primarily have terms to maturity or repricing of 15 years or less, such as residential construction loans and adjustable-rate and fixed-rate mortgages on owner-occupied residential property. See "Item 7 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations -- Liquidity and Capital Resources" for discussion of the Company's asset-liability strategy. The Company also originates one-year, three-year and five-year adjustable-rate mortgages on non-owner-occupied residential property as well as commercial and commercial real estate loans. Prior to 1996, commercial, commercial real estate or commercial construction lending had not been a primary source of loan originations. The Company began to emphasize such lending in the latter part of 1996. The Company does anticipate a continued emphasis in 2000 and beyond for this type of loan origination. The Company has stressed the origination or purchase of shorter-term 15-year fixed rate or adjustable residential mortgage loans (generally hybrids with terms to first adjustment of one, three, five and seven years with annual resets thereafter) or seasoned 30-year fixed rate residential mortgage loans for its own portfolio in connection with the asset/liability management. (See "Lending Activities-Residential and Commercial Construction and Commercial and Commercial Real Estate Loans.") At December 31, 1999, the Company's loan portfolio included $232.2 million in fixed-rate mortgage loans of which $2.7 million were held for sale.

     The Company's net loan portfolio, including loans held for sale, totaled $388.7 million at December 31, 1999, representing approximately 55.8% of its total assets. The majority of the Company's loans are secured by real estate and are made within Plymouth County, although the Company also purchases loans in other areas of the United States. Generally, loans purchased outside of Massachusetts are well collateralized and reflect an adequate payment history. Approximately 42.2% of the Company's total loan portfolio represent owner-occupied first mortgages located outside of Massachusetts. The three states (other than Massachusetts) in which the Company has its largest concentrations of residential loans were California, Pennsylvania and Maryland in which there were $29,300,000, $11,400,000 and $11,100,000, of loans, respectively. No other states had a 2.5% or greater concentration.

     The Company originated $14.6 million in commercial and commercial real estate loans, $14.7 million of home equity loans, $4.2 million of consumer loans and $110.5 million in residential first mortgage loans during the year ended December 31, 1999. Of the latter amount, loans aggregating $16.5 million were retained for the Company's own portfolio, of which approximately $2.7 million were held for sale at December 31, 1999, and loans aggregating $95.2 million were sold in the secondary market. As of December 31, 1999, loan commitments to borrowers or potential borrowers of $38.4 million were outstanding. These commitments included $2.4 million under existing construction loans, $21.7 million in residential and commercial and commercial real estate loans, $13.8 million under existing lines of credit (including home equity loans). The Company had no outstanding commitments to purchase residential first mortgages.

     RESIDENTIAL LOANS. The Company currently sells in the secondary market most first mortgage loans originated on residential property. The Company generally sells loans it has originated to investors on a non-recourse basis. Prior to 1996, the Company had generally retained the servicing rights on sold loans. Currently, the Company typically sells the servicing rights along with the loans. The Company currently receives annual loan servicing fees, where servicing was retained, generally ranging from .25% to .425% of the principal balance of the loans plus all late charges on previous loan sales (generally before 1996). At December 31, 1999, the Company's loan servicing portfolio amounted to $121.4 million.

     As of December 31, 1999, the outstanding balance of residential first mortgage loans totaled $290.0 million or 73.4% of the gross loans in the Company's loan portfolio. Residential first mortgage loans purchased or originated are generally written in amounts up to 95% of value if the property is owner-occupied. Borrowers on residential first mortgage loans with a loan-to-value ratio in excess of 80% are generally required to carry private mortgage insurance. Adjustable-rate mortgage loans to owner occupants of one- to four-family residential property are subject to certain requirements and limitations under guidelines issued by the Massachusetts Commissioner of Banks (the "Commissioner"), including limitations on the amount and frequency of changes in interest rates.

     In most cases, the Company requires the residential first mortgage loans it originates or purchases to meet Federal National Mortgage Association and Federal Home Loan Mortgage Corporation standards, with an exception being made in some cases for the size of the loan, in order to provide for the flexibility to sell such loans if the Company chooses to do so in the secondary market.

      HOME EQUITY AND SECOND MORTGAGE LOANS. The Company offers home equity loans, which are revolving lines of credit secured by the equity in the borrower's residence. The majority of home equity loans have interest rates that adjust with movements in the prime lending rate although the Company does offer fixed rate home equity loans. Home equity loans are currently written in amounts from $7,500 to $100,000, but generally not more than the difference between 80% of the appraised value of the property and the outstanding balance of the existing first mortgage. However, home equity loans with higher loan-to-value ratios up to 90% are available on a limited basis provided certain underwriting criteria are met. Generally home equity loans must have a current appraisal of the value of the mortgaged property at origination. At December 31, 1999, the Company had in its portfolio approximately $23.5 million of outstanding home equity and second mortgage loans and unused commitments amounting to $13.8 million.

     RESIDENTIAL AND COMMERCIAL CONSTRUCTION AND COMMERCIAL AND COMMERCIAL REAL ESTATE LOANS. The Company also originates residential construction loans and, from time to time, commercial construction and other commercial real estate loans. Most construction loans are for residential single-family dwellings. They are usually made with construction terms of no more than one year (residential construction-to-permanent financing loans are offered with a 30-year loan) post-construction mortgage. The Company generally makes construction loans to builders who have pre-sold the homes to the future occupants. In most cases, permanent financing is arranged through the Company on properties for which the Company has been the construction lender. It is the Company's policy to require on-site inspections before releasing funds on construction loans. Inspections on construction loans are generally performed by third-party inspectors. At December 31, 1999, gross construction loans totaled $5.9 million, or 1.5% of the Company's total loan portfolio.

     Commercial real estate loans generally relate to properties which are typically non-owner occupied, income producing such as shopping centers, small apartment buildings and other types of commercial properties. Commercial real estate loans are generally written for maximum terms of 5 years, and interest rates on these loans generally are fixed. Currently, commercial real estate loans are generally written in amounts up to $3,000,000 and are usually made in Massachusetts counties of Plymouth, Norfolk, Bristol and Barnstable. At December 31, 1999, the Company had a total of $52.0 million of commercial real estate loans, or 13.1% of the Company's total loan portfolio. The Company plans to maintain its emphasis on commercial real estate lending into 2000 in an attempt to further expand the portfolio, although commercial (business) loans as described below are preferred.

     Commercial loans are generally provided to small-to-medium-sized businesses located within the Company's market area. Commercial loans may be structured as term loans or as revolving lines of credit. Commercial loans generally have a repayment schedule of five years or less, with interest rates which float in relation to the Wall Street Journal prime rate. The majority of commercial loans are collateralized by equipment, machinery, receivables, inventory or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower for virtually all of its commercial loans. At December 31, 1999, the Company had approximately $16.5 million of commercial (non-real estate) loans outstanding, up from $9.5 million at December 31, 1998. The Company is emphasizing this type of lending as a continued key business focus in the future.

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

     CONSUMER LOANS. The Company also makes a variety of consumer loans, such as new and used automobile and boat loans, unsecured loans, education loans, and passbook and stock-secured loans. Education loans are periodically sold in the secondary market. The Company's consumer loans totaled $7.4 million at December 31, 1999, representing 1.8% of its total loan portfolio.

         COMPOSITION OF LOAN PORTFOLIO. The following table shows the composition of the Company's loan portfolio by type of loan.


                                                                  AT DECEMBER 31,
                            -------------------------------------------------------------------------------------------
                                 1999              1998               1997              1996              1995
                                 ----              ----               ----              ----              ----
                                      Percent           Percent           Percent            Percent            Percent
                                     to Gross          to Gross          to Gross           to Gross           to Gross
                            Amount    Loans  Amount     Loans   Amount    Loans     Amount   Loans  Amount      Loans
                            ------    -----  ------     -----   ------    -----     ------   -----  ------      -----
                                                             (Dollars in thousands)
Mortgage loans:
  Conventional              $290,036  73.4%  $270,887   73.8%  $ 249,165   74.1%   $236,635   77.7%  $200,368     75.6%
  Second mortgages and
  home equity                 23,490   6.0     20,339    5.5      20,392    6.1      17,368    5.7     18,027      6.8
  Commercial real estate      51,973  13.1     50,493   13.8      39,341   11.7      24,718    8.1     17,622      6.6
  Construction                 5,883   1.5      7,109    1.9       7,681    2.3       5,956    2.0      6,805      2.5

  Total mortgage loans       371,382  94.0    348,828   95.0     316,579   94.2     284,677   93.5    242,822     91.5

Less:
  Due to borrowers on
  incomplete loans            (2,437)          (2,557)            (2,166)            (2,758)           (2,499)
  Net deferred loan fees
  and unearned discounts        (381)            (626)              (813)              (986)             (940)

   Subtotal                  368,564          345,645            313,600            280,933           239,383

Commercial loans:
  Unsecured lines of credit      128    .1        211    0.1         245    0.1         324    0.1        477      0.2
  Secured and unsecured       16,369   4.1      9,262    2.5       7,399    2.2       4,210    1.4      1,861      0.7

   Subtotal                   16,497   4.2      9,473    2.6       7,644    2.3       4,534    1.5      2,338      0.9

Consumer loans:
  Indirect automobile              -     -        158      -       1,263    0.4       4,355    1.4     10,049      3.8
  Personal                     1,243    .3      1,393           0.41,562    0.4       1,625    0.5      1,715      0.6
  Education                        -     -         62      -         423    0.1         509    0.2        728      0.3
  Passbook and stock secured   5,950   1.4      6,951    1.9       8,323    2.5       8,416    2.8      6,980      2.6
  Home improvement               216    .1        257    0.1         381    0.1         485    0.1        675      0.3

  Total consumer loans         7,409   1.8      8,821    2.4      11,952    3.5      15,390    5.1     20,147      7.6

  Net deferred loan costs
  (fees)                         (59)            (127)              (124)               (76)              150

   Subtotal                    7,350            8,694             11,828             15,314            20,297
                               -----            -----             ------             ------           -------

Total loans                  392,411          363,812            333,072            300,781           262,018
Less allowance for
loan losses                   (3,701)          (3,077)            (2,280)            (1,811)           (1,433)
Loans, net                   388,710          360,735            330,792            298,970           260,585
                             -------          -------            -------            -------           -------

Add (recapitulation):
  Due to borrowers on
  incomplete loans             2,437            2,557              2,166              2,758             2,499
  Net deferred loan
  fees and unearned
  discounts                      440              753                937              1,062               790
  Allowance for loan loss      3,701            3,077              2,280              1,811             1,433

  Loans, gross              $395,288   100%  $367,122  100.0%  $ 336,175  100.0%   $304,601  100.0%  $265,307    100.0%
                             =======   ===    =======  =====     =======  =====     =======  =====    =======    =====


  ORIGINATION AND UNDERWRITING. Residential and consumer loan originations are developed by the Company's officers and lending personnel from a number of sources, including referrals from branches, realtors, builders, attorneys, customers and Directors. The Company employs eleven mortgage originators who are paid a commission based on the amount and volumes of residential loans originated. Consumer and home equity loans are generally originated through the Company's branch and call center personnel. Consumer loan services are also solicited by direct mail to existing customers. Advertising media is also used to promote loans. The Company currently receives origination fees on most new first mortgage loans that it originates. Fees to cover the costs of appraisals and credit reports are also collected. In addition, the Company collects late charges on real estate loans.

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

         The following table shows the Company's loans by maturity or repricing interval at December 31, 1999.


                                                       Within           1 - 5         Over 5
                                                       1 Year           Years          Years           Total
                                                       -------          -----         ------           -----
                                                                       (Dollars in Thousands)
     Conventional mortgages......................    $ 57,296          $163,885      $68,474        $289,655
     Commercial real estate loans................      12,752            39,221            -          51,973
     Second mortgages and home equity............      15,554             5,152        2,784          23,490
     Construction, net ..........................       3,446                 -            -           3,446
     Commercial loans............................      16,438                 -            -          16,438
     Other loans.................................       1,185             5,757          467           7,409
                                                      -------           -------       ------         -------
               Total                                 $106,671          $214,015      $71,725        $392,411
                                                      =======           =======       ======         =======
     Percent of total                                    27.2%             54.5%        18.3%          100.0%


         The following table shows the composition of fixed-rate and adjustable-rate loans, excluding $7.4 million of other loans, as set forth above by maturity or repricing interval at December 31, 1999.


                                                            Within      1 - 5       Over 5
                                                            1 Year      Years        Years       Total
                                                            ------      -----       ------       -----
                                                                      (Dollars in thousands)
     Fixed-rate residential mortgages ..............       $ 20,557   $ 92,451      $63,735     $176,743
     Construction loans, net - all fixed............          3,446          -            -        3,446
     Adjustable-rate residential mortgages..........         52,293     76,586        7,523      136,402
     Commercial real estate loans - all
     fixed rate.....................................         12,752     39,221            -       51,973
     Commercial loans - all variable rate...........         16,438          -            -       16,438
                                                            -------    -------       ------      -------
     Total fixed and adjustable-rate loans..........       $105,486   $208,258      $71,258     $385,002
                                                            =======    =======       ======      =======

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

     At December 31, 1999, non-performing assets were .09% of total assets, compared with 0.12% and 0.18% at December 31, 1998 and 1997, respectively.

     The following table sets forth non-performing assets at the dates indicated:

                                                                                   AT DECEMBER 31,
                                                              ----------------------------------------------------------
                                                              1999          1998         1997         1996          1995
                                                              ----          ----         ----         ----          ----
                                                                          (Dollars in thousands)
Loans accounted for on a non-accrual basis
and/or impaired .........................................     $ 616        $ 681        $ 622        $ 1,028      $  485

Accruing loans past due 90 days or more
as to principal or interest .............................        --           50           91            144          243
                                                               ----         ----         ----         ------       ------
Total non-performing loans ..............................       616          731          713          1,172          728

Real estate acquired by foreclosure and other
real estate owned .......................................        --           --          265            500        1,070
                                                               ----         ----         ----         ------       ------
Total non-performing assets .............................     $ 616        $ 731        $ 978        $ 1,672      $ 1,798
                                                               ====         ====         ====         ======       ======

     Impaired loans totaling $397,000 and $77,000, at December 31, 1999 and 1998, respectively, required an allocation of $75,000 and $20,000, respectively of the allowance for possible loan losses. The remaining impaired loans did not require any allocation of the reserve for possible loan losses.

     The average balance of impaired and/or non-accrual loans was approximately $666,000, $622,000 and $966,000 in 1999, 1998 and 1997, respectively. The total amount of interest income recognized on impaired loans during 1999, 1998 and 1997 was approximately $64,000, $55,000 and $50,000 respectively, which approximated the amount of cash received for interest during that period. The Company has no commitments to lend additional funds to borrowers whose loans have been deemed to be impaired.

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

     ALLOWANCE FOR POSSIBLE LOAN LOSSES. The following table summarizes changes in the allowance for possible loan losses and other selected statistics for the years indicated:


                                                                 YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------------
                                               1999           1998       1997      1996        1995
                                               ----           ----       ----      ----        ----
                                                                  (Dollars in thousands)

Balance, beginning of year                    $3,077         $2,280     $1,811     $1,433    $2,845
Loans charged off:
Real estate - residential                         11             18        100         48     1,090
Real estate - commercial                           5              -         20          -     2,496
Real estate - construction                         -              -          -          -         -
Commercial                                         -              -          -          -        18
Consumer                                         248            206        246        247       273
                                               -----          -----      -----      -----     -----
Total loans charged-off                          264            224        366        295     3,877
                                               -----          -----      -----      -----     -----

Loan recoveries:
Real estate - residential                          4              7          5         17        32
Real estate - commercial                         142            119         38        120       145
Real estate - construction                         -              -          -          -         -
Consumer                                         102            135        162         56        55
Commercial                                         -              -          -          -         -
                                               -----          -----      -----      -----     -----
Total recoveries                                 248            261        205        193       232
                                               -----          -----      -----      -----     -----
Net charge-offs (recoveries)                      16           (37)        161        102     3,645
                                                  --           ----        ---        ---     ------
Provision charged to operations                  640            760        630        480     2,233
                                               -----          -----      -----      -----     -----
Balance, end of year                          $3,701         $3,077     $2,280     $1,811    $1,433
                                               =====          =====      =====      =====     =====

Average loans outstanding, net              $368,578       $335,871   $304,925   $282,530  $243,949

Ratio of net charge-offs (recoveries)
to average loans outstanding, net                .00%         (.01)%       .05%       .04%     1.49%
                                               =====          =====      =====      =====     =====
Ratio of allowance for possible loan
losses to gross loans at year end                .94%           .85%       .68%       .60%      .55%
                                               =====          =====      =====      =====     =====
Ratio of allowance for possible loan
losses to non-performing loans                 600.8%         420.9%     319.8%     154.5%     196.8%
                                               =====          ======     =====      =====      ======


The following table summarizes the allocation of the allowance for possible loan losses for the years indicated:


                                                                                 At December 31,
                                          1999                   1998                 1997              1996               1995
                                         Percent                Percent              Percent           Percent            Percent
                                         of loans              of loans              of loans          of loans           of loans
                                        in category           in category          in category        in category        in category
                                         to gross              to gross             to gross           to gross           to gross
                                  Amount  Loans      Amount     Loans     Amount     Loans     Amount   Loans      Amount  Loans
                                  ------  -----      ------     -----     ------     -----     ------   -----      ------  -----
                                                                             (Dollars in thousands)
Real estate - residential         $959    79.4%       $ 899      79.3%     $ 869      80.2%    $  854    83.5%     $ 743    82.4%
Real estate - commercial           590    13.1          479      13.8        372      11.7        224     8.1        226     6.6
Real estate - construction          35     1.5           71       1.9         77       2.3         60     1.9         68     2.5
Commercial                         341     4.2          189       2.6        153       2.3         91     1.5         47      .9
Consumer                           233     1.8          195       2.4        218       3.5        200     5.0        195     7.6
Unallocated                      1,543     N/A        1,244       N/A        591       N/A        382     N/A        154     N/A
                                 -----     ---        -----       ---        ---       ---        ---     ---        ---     ---
Total                           $3,701   100.0%      $3,077     100.0%    $2,280     100.0%    $1,811   100.0%    $1,433   100.0%
                                 =====   =====       ======     =====      =====     =====      =====   =====      =====   =====


     The Company uses two methodologies to establish ranges of exposure to measure the adequacy of the allowance for possible loan losses. The first or "base" methodology is the Specific Identification Method. This method relies upon the Company's risk monitoring systems, timely identification of all potential problem credits and an accurate evaluation of related specific loss exposures. Additionally, this methodology employs the use of "normalized" charge-off or loss histories by loan category in order to establish reserves for those loans not specifically reviewed. The Company also utilizes a Risk Rating Approach which uses "actual" loss histories to determine reserve levels on "pass-rated" portions of its loan portfolios while utilizing regulatory reserve percentages for adversely classified loans. The Company then uses a Migration Approach which utilizes the Risk Rating Approach adjusted for potential migration of non-pass rated credits to a more adverse category. This methodology recognizes that no risk identification system has comprehensive knowledge at a point in time and therefore, there is an inherent unidentified risk of loss which is not accurately characterized or identified in the loan portfolio. As of December 31, 1999, it was noted that the Specific Identification Methodology, which was used for the compilation of the table above for consistency purposes, demonstrates the lowest requirement. The Risk Rating/Migration methodologies supported reserve levels at December 31, 1999. Therefore, the allowance for possible loan losses is within the range of estimated exposures and is deemed adequate but not excessive by management.

     The Company's provision for possible loan losses in 1999 was $640,000, compared to $760,000 and $630,000 in 1998 and 1997, respectively. The primary reason for the reduction in provisions in 1999 vs. 1998 was due to the recovery of approximately $90,000 on a previously charged off commercial real estate loan as well as the continued strength of other asset quality factors that management uses to evaluate the adequacy of loan loss reserve levels. The provision for 1998 exceeded 1997 levels reflecting the increased risk associated with the Company's emphasis of commercial and commercial real estate lending activities as evidenced by the increase in "watch assets" in the commercial loan portfolio during 1998.

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

     The following table sets forth certain information regarding the carrying value of the Company's investment portfolio, excluding mortgage-backed securities and Federal Home Loan Bank stock:


                                                                   AT DECEMBER 31,
                                                        ---------------------------------------
                                                        1999            1998               1997
                                                        ----            ----               ----
                                                               (Dollars in thousands)
Short-term investments ...........................        $150        $    143          $    88
Federal funds sold ...............................          75           4,150               75
                                                        ------          ------           ------
Total ............................................         225         $ 4,293           $  163
                                                        ======          ======            =====
Percent of total assets ..........................         .01%            .73%             .03%

Investment securities:
  U. S. Government and federal agency
  obligations, at market .........................     $42,043         $26,629          $30,890
Other bonds and obligations, at market ...........      23,786          20,221            3,120
                                                        ------          ------            -----
Subtotal .........................................      65,829          46,850           34,010
Marketable equity securities, at market ..........       8,165           4,796            5,027
                                                         -----           -----            -----
Total investment securities ......................     $73,994         $51,646          $39,037
                                                        ======          ======           ======
Percent of total assets ..........................        10.6%            8.7%             7.3%


     A schedule of the maturity distribution of investment securities held by the Company, other than equity securities and FHLB stock, and the related weighted average yield, at December 31, 1999 follows:


                                      Within one           After one but            After five but       After ten
                                        Year             Within Five Years         Within Ten Years        Years
                                        ----             -----------------         ----------------        -----
                                    Amor-  Weighted      Amor-   Weighted          Amor-   Weighted    Amor-   Weighted
                                    tized  Average       tized   Average           tized   Average     tized   Average
                                     Cost  Yield         Cost     Yield            Cost     Yield      Cost     Yield
                                     ----  -----         ----     -----            ----     -----      ----     -----
                                                                    (Dollars in thousands)
U. S. Government and federal
  agency obligations .........      $ 616  7.08%      $3,000     6.33%          $29,815     6.34%     $11,000   7.11%
Other bonds and obligations...      2,007  6.75        4,935     5.67                36      7.5       18,680   7.11

  Total                            $2,623  6.83%      $7,935     6.18%          $29,851     6.34%     $29,680   7.11%
                                    =====  ====        =====     ====            ======     ====       ======   ====


     At December 31, 1999, the Company had twelve mortgage backed securities and three corporate bonds which had a total amortized cost of $58,962,000, each of which individually had an amortized cost in excess of ten percent of stockholders' equity, and were not obligations of the U. S. Government or federal agencies.

SOURCES OF FUNDS

     GENERAL. Deposits and borrowings are the Company's primary sources of funds for investment. The Company also derives funds from operations, amortization and prepayments of loans and sales of assets. Deposit flows vary significantly and are influenced by prevailing interest rates, money market conditions, economic conditions, location of Company offices and competition.

     DEPOSITS. Most of the Company's deposits are derived from customers who work or reside in the Company's primary service area. The Company's deposits consist of passbook savings accounts, special notice accounts, NOW accounts, money market deposit accounts, club accounts, money market certificates, negotiated rate certificates and term deposit certificates. The Company also offers Individual Retirement Accounts, which currently include a one-year variable rate account with monthly interest rate adjustments, a 2.5 year fixed-rate account, or a 3- or 4-year fixed-rate account. In addition, the Company currently offers non-interest NOW accounts for commercial customers and individuals. Although in previous years the Company has solicited brokered deposits, at December 31, 1999 there were no such deposits.

     At December 31, 1999, the Company's outstanding certificates of deposit with balances in excess of $100,000 are scheduled to mature as follows:


                                                                             (In thousands)

     Three months or less                                                       $  9,748
     Over three to six months                                                     18,063
     Over six to twelve months                                                     6,511
     Over twelve months                                                            1,397
                                                                                 -------
                                                                                 $35,719
                                                                                  ======


     For information regarding the average amounts of and rates paid on deposit liabilities, see "Item 7 Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations--Liquidity and Capital Resources."

     BORROWINGS. For a discussion of borrowings, see "Item 8 - Notes 10 and 11 to the Consolidated Financial Statements" and "Item 7 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of
Operations-Liquidity and Capital Resources".

     INTEREST RATE HEDGE STRATEGY. For a discussion of the Company's interest rate hedge strategy, see "Item 8 Note 6 to the Consolidated Financial Statements".

     OTHER ACTIVITIES

     SAVINGS BANK LIFE INSURANCE. The Company sells savings bank life insurance as an agent but not as an issuer and receives a commission on the sale.

     OTHER. The Company also offers safe deposit box services, an automated teller machine and drive-up banking services. The Company also provides its borrowers the opportunity to purchase life, accident and disability insurance. The Company offered investment services (including annuities) to its customers in 1999 through a third-party broker-dealer, and its insurance agency affiliate. The third-party paid fees to the Company based upon sales volume generated by the Company's brokers.

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

EMPLOYEES

     As of December 31, 1999, the Bank had 180 full-time employees, consisting of 32 full-time officers and 148 full-time non-officers, as well as 58 part-time employees. None of the Company's employees is represented by a union or other labor organization. The Company provides its employees with a comprehensive range of employee benefit programs. Management believes that its employee relations are good.

ITEM 2. PROPERTIES.

     The following table sets forth certain information relating to real estate owned or leased by the Company at December 31, 1999.



                                                                                   Original   Lease
                                                         Year          Owned       Lease      Renewal
                                                         Opened      or Leased     Term       Option
                                                         ------      ---------     ----       ------
Main Office:
      533 Washington St.
      Abington, MA  02351                                 1929          Owned        --           --

Branches:
    609 Belmont Street
    Brockton, MA  02301                                   1999         Leased    5 years    2-5 years

    319 Monponsett Street
    Halifax, MA  02338                                    1975          Owned         --          --

    584 Washington St.
    Whitman, MA  02382                                    1992          Owned         --          --

    157 Summer Street
    Kingston, MA  02364                                   1995         Leased   20 years     10 years

    175 Center Street
    Pembroke, MA  02359                                   1992          Owned         --          --

    523 Nantasket Ave.
    Hull, MA  02045                                       1994         Leased   15 years          --

    778 S. Franklin St.
    Holbrook MA  02343                                    1995         Leased   10 years    2-5 years

    739 Chief Justice Cushing Way
    Cohasset, MA  02025                                   1997         Leased    5 years    2-5 years

    121 Memorial Parkway
    Randolph, MA  02368                                   1998         Leased    5 years    2-5 years

    430 Liberty Street
    Hanson, MA  02341                                     1998         Leased    5 years    2-5 years

 Mortgage Offices:
    1115 West Chestnut Street
    Suite No. 202
    Brockton, MA  02301                                   1998         Leased    5 years          --

    850 Southbridge Street
    Auburn, MA  01501                                     1996         Leased    2 years          --

    401 Columbia Street
    Fall River, MA  02721                                 1996         Leased    1 month          --



    102-B 34 Main Street Extension
    Plymouth, MA  02360                                   1995         Leased           -          -

Operation Center/Corporate Office
    536 Washington St.
    Abington, MA  02351                                   1989          Owned           -          -

Administrative Offices:
    538 Bedford St.
    Abington, MA  02351                                   1995         Leased     2 Years   18 months


ITEM 3.  LEGAL PROCEEDINGS

         The Company is a defendant in various legal matters, none of which is believed by management to be material to the consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS.

     The common stock of the Company is currently listed on the Nasdaq Stock Market under the symbol "ABBK".

     The table below sets forth the range of high and low sales prices for the stock of the Company for the quarters indicated. Market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     Transactions through January 31, 1997 are for common stock of the Bank. Transactions after that date are for common stock of the Company.


                                                Price               Dividends
                                         High             Low       Declared
                                         ----             ---       --------
    2000
(through March 3, 2000                $11 3/4           $  9 5/8      $  -

   1999

4th quarter                            13                 10 11/16    $.05
3rd quarter                            13 3/4             12 1/16     $.05
2nd quarter                            14 3/4             13 1/4      $.05
1st quarter                            15 1/8             12 3/4      $.20

   1998

4th quarter                            17                 12          $.05
3rd quarter                            19 1/2             12  1/2     $.05
2nd quarter                            22 3/4             17  1/2     $.05
1st quarter                            22 1/2             18   3/4    $.15

   1997

4th quarter                            23 1/2             15  5/8     $.05
3rd quarter                            17                 12  3/4     $.05
2nd quarter                            13                 10  1/4     $.05
1st quarter                            11 5/8             9  1/4      $.05


     As of March 3, 2000, the Company had approximately 779 stockholders of record who held 3,027,300 outstanding shares of the Company's Common Stock. The number of stockholders indicated does not reflect the number of persons or entities who hold their common stock in nominee or "street" name through various brokerage firms. If all of such persons are included, the Company believes that there are approximately 1,296 beneficial owners of the Company's common stock.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by Item 8 of this Form is incorporated by reference from the sections of the Company's Annual Report entitled:

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

ITEM 11. EXECUTIVE COMPENSATION

     Information required by Item 11 of this Form is incorporated by reference herein from the Company's Proxy Statement relating to the 2000 Annual Meeting of Stockholders of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Item 12 of this Form is incorporated by reference herein from the Company's Proxy Statement relating to the 2000 Annual Meeting of Stockholders of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by Item 13 of this Form is incorporated by reference herein from the Company's Proxy Statement related to the 2000 Annual Meeting of Stockholders of the Company.

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

                   *10.6       Senior Management Incentive Plan, filed herewith.

                   *10.7 Revised Long Term Performance Incentive Plan dated January 2000, filed herewith.

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

                   *10.15 Special Termination Agreement dated as of February 7, 2000 among the Company, the Bank and Jack B. Meehl, filed herewith.

                   11.1 A statement regarding the computation of earnings per share is included in Item 8 of this Report.

                   13.1 Annual Report to Stockholders for the Year Ended December 31, 1999 which is furnished for the information of the Securities and Exchange Commission only and is not deemed to be "filed" as part of this Report except to the extent expressly incorporated by reference herein.

                   21.1        Subsidiaries of the Company.

                   23.1        Consent of Accountants.

                   24.1        Power of Attorney is included on signature page

                   27.1        Financial Data Schedule, December 31, 1999

 (b) Reports on Form 8-K.

          The Company filed no reports on Form 8-K during the fourth quarter of 1999.

--------

*    Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ABINGTON BANCORP, INC.

Date:  March 23, 2000

                                               By: /s/ James P. McDonough
                                                   ----------------------------
                                               James P. McDonough
                                               President and Chief Executive
                                               Officer

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


              NAME                                        TITLE                                  DATE
              ----                                        -----                                  ----

/s/ James P. McDonough                           President and                                  March 23, 2000
------------------------                         Chief Executive Officer;
James P. McDonough                               Director (Principal
                                                 Executive Officer)

/s/ Robert M. Lallo                              Chief Financial Officer & Treasurer            March 23, 2000
------------------------                         (Principal Financial Officer)
Robert M. Lallo


/s/ Bruce G. Atwood                              Director                                       March 23, 2000
------------------------
Bruce G. Atwood


/s/ William F. Borhek                            Director                                       March 23, 2000
------------------------
William F. Borhek




/s/ Ralph B. Carver, Jr.                         Director                                       March 23, 2000
------------------------
Ralph B. Carver, Jr.


/s/ Joel S. Geller
-------------------------                        Director                                       March 23, 2000
Joel S. Geller


/s/ Rodney D. Henrikson
------------------------                         Director                                       March 23, 2000
Rodney D. Henrikson


/s/ A. Stanley Littlefield
------------------------                         Director                                       March 23, 2000
A. Stanley Littlefield


/s/ Jay Timothy Noonan
------------------------                         Director                                       March 23, 2000
Jay Timothy Noonan


/s/ Gordon N. Sanderson
------------------------                         Director                                       March 23, 2000
Gordon N. Sanderson


/s/ James J. Slattery
------------------------                         Director                                       March 23, 2000
James J. Slattery


/s/ Wayne P. Smith
------------------------                         Director                                       March 23, 2000
Wayne P. Smith


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

                   *10.6       Senior Management Incentive Plan, filed herewith.

                   *10.7 Revised Long Term Performance Incentive Plan dated January 2000, filed herewith.

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

                   *10.15 Special Termination Agreement dated as of February 7, 2000 among the Company, the Bank and Jack B. Meehl, filed herewith.

                   11.1 A statement regarding the computation of earnings per share is included in Item 8 of this Report.

                   13.1 Annual Report to Stockholders for the Year Ended December 31, 1999 which is furnished for the information of the Securities and Exchange Commission only and is not deemed to be "filed" as part of this Report except to the extent expressly incorporated by reference herein.

                   21.1        Subsidiaries of the Company.

                   23.1        Consent of Accountants.

                   24.1        Power of Attorney is included on signature page.

                   27.1        Financial Data Schedule, December 31, 1999

     --------------------
     *  Management contract or compensatory plan or arrangement.