Form 10-Q
period 2000-03-31
ABINGTON BANCORP INC
filed 2000-05-12
CIK 812146

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                   -------------------------------------------


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES
              EXCHANGE ACT OF 1934 for Quarter Ended March 31, 2000

                   -------------------------------------------


                         Commission File Number 0-16018


                             ABINGTON BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Massachusetts                                 04-3334127
       -----------------                        ---------------------------
  (State or Other Jurisdiction                  (I.R.S. Identification No.)
of Incorporation or Organization)


536 Washington Street, Abington, Massachusetts             02351
----------------------------------------------           ---------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code            (781) 982-3200
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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 3,033,800 shares as of May 5, 2000.

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Further, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "expect," "anticipate," "plan," "believe," "seek," "estimate," "internal" and similar words are intended to identify expressions that may be forward-looking statements. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those contemplated by such statements. For example, actual results may be adversely affected by the following possibilities: (1) competitive pressure among depository institutions may increase; (2) changes in interest rates may reduce banking interest margins; (3) general economic conditions and real estate values may be less favorable than contemplated; and
(4) adverse legislation or regulatory requirements may be adopted. Many of such factors are beyond the Company's ability to control or predict. Readers of this Form 10-Q are accordingly cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly any of the forward-looking statements herein, whether in response to new information, future events or otherwise.

                             ABINGTON BANCORP, INC.
                                    FORM 10-Q
                                    ---------

                                      INDEX
                                      -----

                                                                                   PAGE
Part I          Financial Information
Item 1.           Financial Statements

                  Consolidated Balance Sheets as of March 31, 2000
                  (Unaudited) and December 31, 1999..............................   4

                  Consolidated Statements of Operations (Unaudited) for the
                  Three Months Ended March 31, 2000 and 1999.....................   5

                  Consolidated Statements of Changes in Stockholders'
                  Equity (Unaudited) for the Three Months Ended
                  March 31, 2000 and 1999........................................   6

                  Consolidated Statements of Comprehensive Income for the Three
                  Months Ended March 31, 2000 and 1999...........................   7

                  Consolidated Statements of Cash Flows (Unaudited)
                  for the Three Months Ended March 31, 2000 and 1999.............   8

                  Notes to Unaudited Consolidated Financial Statements...........  10

Item 2.  Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations..................  15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............  28

Part II         Other Information

Item 1.           Legal Proceedings .............................................  29

Item 2.           Change in Securities ..........................................  29

Item 3.           Defaults upon Senior Securities................................  29

Item 4.           Submission of Matters to a Vote of Security Holders............  29

Item 5.           Other Information..............................................  29

Item 6.           Exhibits and Reports on Form 8-K...............................  29

Signature Page...................................................................  33

Index to Exhibits ...............................................................  34

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
                                            CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                    Unaudited)
                                                     March 31,        December 31,
                                                       2000              1999
                                                       ----              ----
                                                           (In Thousands)
ASSETS

Cash and due from banks.....................           $ 19,217          $ 33,497
Short-term investments......................                227               225
                                                       --------          --------

  Total cash and cash equivalents...........             19,444            33,722
                                                       --------          --------

Loans held for sale.........................              3,564             2,730
Securities available for sale - at
    market value............................            258,495           235,623
Loans.......................................            387,647           389,681
  Less:
    Allowance for possible loan losses......             (3,767)           (3,701)
                                                       --------          --------
    Loans, net..............................            383,880           385,980
                                                       --------          --------

Federal Home Loan Bank stock................             12,910            12,910
Banking premises and equipment, net.........              9,209             9,037
Other real estate owned, net................                  -                 -
Intangible assets...........................              3,049             3,161
Bank owned life insurance - contract value..              3,382             3,348
Other assets................................              9,117             9,739
                                                       --------          --------
                                                       $703,050          $696,250
                                                       ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits....................................           $411,290          $389,692
Short-term borrowings.......................            131,503           152,551
Long-term debt..............................            110,917           107,200
Accrued taxes and expenses..................              2,849             2,552
Other liabilities...........................              6,067             4,413
                                                       --------          --------
    Total liabilities.......................            662,626           656,408
                                                       --------          --------
Guaranteed preferred beneficial interest in the
 Company's junior subordinated debentures, net           12,027            12,010

Commitments and contingencies
Stockholders' equity:
  Serial preferred stock, $.10 par value,
    3,000,000 shares authorized; none issued.                 -                 -
  Common stock, $.10 par value 12,000,000
    shares authorized; 4,834,000 shares issued
    in 2000                                                 483               483
  Additional paid-in capital................             22,624            22,610
  Retained earnings.........................             27,038            26,176
                                                       --------          --------
                                                         50,145            49,269
  Treasury stock - 1,806,000 and 1,641,000 shares
  for 2000 and 1999, respectively, at cost..            (17,584)          (15,885)
  Compensation plans........................                 61                29
  Other accumulated comprehensive income -
  Net unrealized loss on available for
    sale securities, net of taxes...........             (4,225)           (5,581)
                                                       --------          --------
             Total stockholders' equity.....             28,397            27,832
                                                       --------          --------
                                                       $703,050          $696,250
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

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------
                                   (Unaudited)


                                                                        Three Months Ended
                                                                              March 31
                                                                              --------
                                                                         2000          1999
                                                                         ----          ----
                                                              (In thousands, except per share data)
Interest and dividend income:
  Interest and fees on loans .....................................   $    7,295   $    6,782
  Interest on mortgage-backed investments ........................        2,786        2,158
  Interest on bonds and obligations ..............................        1,254          846
  Dividend income ................................................          215          169
  Interest on short-term investments .............................           15            9
                                                                     ----------   ----------
    Total interest and dividend income ...........................       11,565        9,964
                                                                     ----------   ----------
Interest expense:
 Interest on deposits ............................................        3,002        2,829
 Interest on short-term borrowings ...............................        1,989          828
 Interest on long-term debt ......................................        1,638        1,634
                                                                     ----------   ----------

    Total interest expense .......................................        6,629        5,291
                                                                     ----------   ----------

Net interest income ..............................................        4,936        4,673
Provision for possible loan losses ...............................           --          190
                                                                     ----------   ----------
Net interest income, after provision for
  Possible loan losses ...........................................        4,936        4,483
                                                                     ----------   ----------
Non-interest income:
  Loan servicing fees ............................................           83           97
  Other customer service fees ....................................        1,125          947
  Gain on sales of securities, net ...............................          245          177
  Gain on sales of mortgage loans, net ...........................          243          163
  Gain on sales and write-down of
  other real estate owned,  net ..................................           --           --
Other ............................................................          101           95
                                                                     ----------   ----------
    Total non-interest income ....................................        1,797        1,479
                                                                     ----------   ----------
Non-interest expense:
  Salaries and employee benefits .................................        2,514        2,090
  Occupancy and equipment expenses ...............................          904          753
  Trust preferred securities expense .............................          280          261
  Other non-interest expense .....................................        1,285        1,195
                                                                     ----------   ----------
    Total non-interest expense ...................................        4,983        4,299
                                                                     ----------   ----------
Income before provision for income
   taxes .........................................................        1,750        1,663
Provision for income taxes .......................................          617          602
                                                                     ----------   ----------
    Net income ...................................................   $    1,133   $    1,061
                                                                     ==========   ==========
Earnings per share
   Basic -
       Net income per share ......................................   $      .36   $      .32
                                                                     ==========   ==========
       Weighted average common shares ............................    3,112,000    3,347,000
                                                                     ==========   ==========
Diluted -
   Net income per share ..........................................   $      .35   $      .30
                                                                     ==========   ==========
Weighted average common and common share and
  share  equivalents .............................................    3,249,000    3,537,000
                                                                     ==========   ==========

Dividends per  share .............................................   $      .09   $      .20
                                                                     ==========   ==========


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

                                                                                                 Net
                                                                                              Unrealized
                                                                                                Gain
                                                                                              (Loss) on
                                                            Additional                        Available
                                                   Common    Paid-In    Retained   Treasury    for Sale   Compensa-
                                                   Stock     Capital    Earnings     Stock    Securities  tion Plans   Total

-------------------------------------------------------------------------------------------------------------------------------
                                                                          (In thousands)
Balance at December 31, 1999 ....................   $483     $ 22,610   $ 26,176   $(15,885)  $ (5,581)    $  29     $ 27,832
Net income ......................................     --           --      1,133         --         --        --        1,133
Change in obligation related to directors
   deferred stock plan ..........................     --           --         --         --         --        12           12
Decrease in unearned compen-
  sation - ESOP .................................     --           14         --         --         --        20           34
Decrease in unrealized loss  on
  available for sale securities,
  net of taxes ..................................     --           --         --         --      1,356        --        1,356
Repurchase of stock .............................     --           --         --     (1,699)        --        --       (1,699)
Dividends declared ($.09 per share) .............     --           --       (271)        --         --        --         (271)
                                                    ----     --------   --------   --------   --------     -----     --------
Balance at March 31, 2000 .......................   $483     $ 22,624   $ 27,038   $(17,584)  $ (4,225)    $  61     $ 28,397
                                                    ====     ========   ========   ========   ========     =====     ========

Balance at December 31, 1998 ....................   $480     $ 21,830   $ 23,182   $(13,283)  $    965     $(114)    $ 33,060
Net income ......................................     --           --      1,061         --         --        --        1,061
Change in obligation related to
   directors deferred stock plan ................     --           --         --         --         --        19           19
Decrease in unearned compensation
   - ESOP .......................                     --           14         --         --         --        21           35
Decrease in unrealized gain on
 available for sale securities,
 net of taxes ...................................     --           --         --       (456)        --                   (456)
Repurchase of stock .............................     --           --         --         --         --        --           --
Dividends declared ($.20 per share) .............     --           --       (670)        --         --        --         (670)
                                                    ----     --------   --------   --------   --------     -----     --------
Balance at March 31, 1999 .......................   $480     $ 21,844   $ 23,573   $(13,283)  $    509     $ (74)    $ 33,049
                                                    ====     ========   ========   ========   ========     =====     ========


See accompanying notes to unaudited consolidated financial statements

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                          Three Months Ended
                                                               March 31,


                                                           2000             1999
                                                           ----             ----

(Dollars in thousands)

Net income, as reported                                   $1,133            $1,061
Change in unrealized gains/(losses) on securities,
  net of taxes                                             1,515              (346)
Less: Reclassification adjustment for securities gains
 included in net income, net of taxes                        159               110
                                                          ------            ------

Comprehensive income (loss)                               $2,489            $  605
                                                          ======            ======

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                         Three Months Ended
                                                                             March 31,
                                                                         -------------------
                                                                          2000        1999
                                                                          ----        ----
                                                                            (In thousands)
Cash flows from operating activities:
Net income ...........................................................  $  1,133   $  1,061

Adjustments to reconcile net income to net cash provided (used) by operating activities

Provision for loan losses ............................................        --        190
(Gain) loss on sales and write-down of
  other real estate owned, net .......................................        --         --
Amortization, accretion and depreciation,
  net ................................................................       647        428
Gain on sales of securities, net .....................................      (245)      (177)
Loans originated for sale in the
  secondary market ...................................................   (11,700)    (7,529)
  Proceeds from sales of loans .......................................    11,109     10,605
  Gain on sales of mortgage loans, net ...............................      (243)      (163)
  Other, net .........................................................     1,407        516
                                                                        --------   --------
Net cash provided (used) by operating
  activities .........................................................  $  2,108   $  4,931
                                                                        --------   --------

Cash flows from investing activities:
Proceeds from sales of available for sale
  securities .........................................................       459      4,602
Proceeds from principal payments on
  available for sale securities ......................................     5,004      8,661
Purchase of available for sale securities ............................   (25,950)   (30,374)
Loans (originated/purchased) paid, net ...............................     2,100     (1,541)
Purchases of FHLB stock ..............................................      --         --


See accompanying notes to unaudited consolidated financial statements

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
--------------------------------------------------------------------------------

                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                           ---------

                                                       2000       1999
                                                       ----       ----
                                                        (In thousands)
Purchase of banking premises and equipment
  and improvements to other real estate
  owned ...........................................  $   (536)  $   (764)
Proceeds from sales of other real estate
  owned ...........................................        --         --
                                                     --------   --------
Net cash provided (used) by investing
  activities ......................................   (18,923)   (19,416)
                                                     --------   --------

Cash flows from financing activities:
Net increase in deposits ..........................    21,598      3,747
Net increase (decrease) in borrowings with original
  maturities of three months or less ..............   (16,048)      (376)
Proceeds from short-term borrowings with
  maturities in excess of three months ............        --      5,000
Principal payments on short-term borrow-
  ings with maturities in excess of
  three months ....................................    (5,000)   (10,000)
Proceeds from issuance of long-term debt ..........    12,717     10,000
Principal payments on long term debt ..............    (9,000)        --
Proceeds from issuance of stock ...................        12         14
Purchase of treasury stock ........................    (1,699)        --
Cash paid for dividends ...........................      (163)      (168)
                                                     --------   --------
Net cash provided from financing
  activities ......................................     2,417      8,217
                                                     --------   --------
Net increase (decrease)in cash and cash
  equivalents .....................................   (14,278)    (6,268)
Cash and cash equivalents at beginning of
  period ..........................................    33,722     19,717
                                                     --------   --------
Cash and cash equivalents at end of period ........  $ 19,444   $ 13,449
                                                     ========   ========
Supplemental cash flow information:
Interest paid on deposits .........................  $  3,004   $  2,838
Interest paid on borrowed funds ...................     3,626      2,534
Income taxes paid .................................       638         27
Transfer to other real estate owned,
  net .............................................        --         --


See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENT
                                 March 31, 2000
--------------------------------------------------------------------------------


A)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The consolidated financial statements include the accounts of Abington Bancorp, Inc. (the "Company") (a Massachusetts Corporation) and its wholly-owned subsidiaries, Abington Savings Bank (the "Bank") and Abington Bancorp Capital Trust. The Bank also includes its wholly-owned subsidiaries Abington Securities Corporation, which invests primarily in obligations of the United States Government and its agencies and equity securities, Old Colony Mortgage Corporation, which originates and sells residential mortgages to investors on a servicing released basis, and Holt Park Place Development Corporation and Norroway Pond Development Corporation, each typically owning properties being marketed for sale.

The accompanying consolidated financial statements as of March 31, 2000 and for the three period ended March 31, 2000 and 1999 have been prepared by the Company without audit, and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to reflect a fair statement of the results of the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the footnotes contained in the Company's consolidated financial statements as of and for the year ended December 31, 1999, which are included in the Company's Annual Report to Stockholders. Interim results are not necessarily indicative of results to be expected for the entire year. All significant intercompany balances and transactions have been eliminated in consolidation.

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2000 (continued)
--------------------------------------------------------------------------------


B)       DIVIDEND DECLARATION

     The Board of Directors of Abington Bancorp., Inc. declared a cash dividend of $.09 per share to holders of its common stock in March, 2000. This dividend was payable on April 20, 2000 to stockholders of record as of the close of business on April 6, 2000.

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2000 (continued)
--------------------------------------------------------------------------------


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

As of May 5, 2000, the Company had repurchased 932,600 shares of its common stock under these plans at a total cost of approximately $13,882,000.

D)      Earnings per Share

The primary difference between basic and fully diluted average common shares outstanding for the periods presented relates to options issued to officers and directors which are currently exercisable and are not anti-dilutive. The calculation of common stock equivalents for fully diluted per share computations excludes shares which are not yet currently exercisable and /or have an exercise price in excess of the average closing price of the Company's stock for the period presented. At March 31, 2000 there were approximately 147,000 options with exercise prices ranging from $11.20 to $15.50 which were vested but anti-dilutive and non-vested options of approximately 145,083 options with exercise prices ranging from $13.50 to $20.75. These options were excluded from fully diluted calculations.

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2000 (continued)
--------------------------------------------------------------------------------


E.)      Business Segments



March 31, 2000:

                                    Community   Mortgage
                                    Banking     Banking     Other          Elimination    Total
                                    ---------   ---------   -----          -----------    -----
 Securities ........................  $258,495  $    --   $     --          $      --   $258,495
 Net loans .........................   387,426    5,214         --             (5,196)   387,444
 Net assets ........................   698,993    6,688     45,345            (47,796)   703,050
 Total deposits ....................   414,098       --         --             (2,808)   411,290
 Total borrowings ..................   242,420    5,196         --             (5,196)   242,420
 Total liabilities .................   665,163    5,327        140            662,626

Three months ended

 Total interest income .............  $ 11,551  $    67   $     27          $     (80)  $ 11,565
 Total interest expense ............     6,656       53         --                (80)     6,629
 Net interest margin ...............     4,895       14         27                 --      4,936
 Provisions for possible loan losses        --       --         --                 --         --
 Total non-interest income .........     1,554      293         --                (50)     1,797
 Total non-interest expense ........     4,274      395        314                 --      4,983
 Net income ........................     1,419      (63)      (190)               (33)     1,133

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2000 (continued)
--------------------------------------------------------------------------------


E.)      Business Segments (continued)


March 31, 1999:


                                    Community   Mortgage
                                    Banking     Banking        Other  Elimination       Total
                                    ---------   ---------      -----  -----------       -----
 Securities ........................ $197,934     $     --    $   --    $    --       $197,934
 Net loans .........................  359,173           --        --         --        359,173
 Net assets ........................  599,915           --    45,500    (45,434)       599,981
 Total deposits ....................  374,852           --        --     (7,152)       367,700
 Total borrowings ..................  181,752           --        --         --        181,752
 Total liabilities .................  562,132           --        --     (7,152)       554,980

Three months ended

 Total interest income .............  $ 9,964    $      --    $   27    $   (27)      $  9,964
 Total interest expense ............    5,318           --        --        (27)         5,291
 Net interest margin ...............    4,646           --        27         --          4,673
 Provisions for possible loan losses      190           --        --         --            190
 Total non-interest income .........    1,479           --        --         --          1,479
 Total non-interest expense ........    3,985           --       314         --          4,299
 Net income ........................    1,269           --      (208)        --          1,061

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

NET INTEREST INCOME

Net interest income is affected by the mix and volume of assets and liabilities, the movement and level of interest rates and interest spread, which is the difference between the average yield received on earning assets and the average rate paid on deposits and borrowings. The Company's net interest rate spread was 2.96% for the quarter ended March 31, 2000 and 3.27% for the quarter ended March 31, 1999.

The level of nonaccrual (impaired) loans and other real estate owned can have an impact on net interest income but balances in these categories have generally been immaterial in 1999 and 2000. At March 31, 2000, the Company had $585,000 in non-accrual loans, and no other real estate owned, compared to $616,000 in non-accrual loans and no other real estate owned as of December 31, 1999 and $698,000 in non-accrual loans and no other real estate owned as of March 31, 1999.

--------------------------------------------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


The table below presents the components of interest income and expense for the major categories of assets and liabilities for the periods indicated.

                                        Three Months Ended
                                              March 31
                                              --------
                                           2000    1999
                                           ----    ----

                                           (In Thousands)
Interest and dividend income:
 Interest and fees on loans ............  $ 7,295  $6,782
 Interest on mortgage-backed investments    2,786   2,158
 Interest on bonds and obligations .....    1,254     846
 Dividend income .......................      215     169
 Interest on short-term investments ....       15       9
                                          -------  ------
  Total interest and dividend income ...  $11,565  $9,964
                                          -------  ------

Interest expense:
 Interest on deposits ..................    3,002   2,829
 Interest on short-term borrowings .....    1,989     828
 Interest on long-term debt ............    1,638   1,634
                                          -------  ------
  Total interest expense ...............    6,629   5,291
                                          -------  ------
Net interest income ....................  $ 4,936  $4,673
                                          =======  ======

A breakdown of the components of the Company's net interest-rate spread is as follows:


                                                 Three Months Ended
                                                      March 31
                                                      --------
                                                   2000        1999
                                                   ----        ----
Weighted average yield earned on:
   Loans ................................          7.58%       7.58%
   Mortgage-backed investments ..........          6.81        6.66
   Bonds and obligations ................          6.53        6.62
   Marketable and other equity securities          4.27        4.37
   Short-term investments ...............          3.54        5.35

Weighted average yield earned on
   interest-earning assets ..............          7.11        7.19

Weighted average rate paid on:
   NOW and non-interest NOW deposits ....           .43         .53
     Savings deposits ...................          2.23        2.15
     Time deposits ......................          5.16        5.22
     Total deposits .....................          3.04        3.13
     Short-term borrowings ..............          5.76        5.01
     Long-term debt .....................          6.12        5.79

   Weighted average rate paid on
   deposits and borrowings ..............          4.14%       3.91%

Net interest-rate spread ................          2.96%       3.27%

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


                                  Three Months Ended March 31
                                  ---------------------------
                                        2000 Vs. 1999
                                      Increase (Decrease)
                                      -------------------
                                            Due to
                                   --------------------------
                                   Volume     Rate      Total
                                ----------------------------------
                                         (In thousands)

Interest and dividend income:
 Loans ..........................  $   510   $   3   $   513
 Mortgage-backed investments ....      671     (43)      628
 Bonds and obligations ..........      383      25       408
 Equity securities ..............       50      (4)       46
 Short-term investments .........       10      (4)        6
                                   -------   -----   -------

      Total interest and dividend
       income ...................    1,624     (23)    1,601
                                   -------   -----   -------
Interest expense:
  NOW deposits ..................       16     (25)       (9)
  Savings deposits ..............       66      21        87
  Time deposits .................      119     (24)       95
  Short-term borrowings .........    1,020     141     1,161
  Long-term debt ................      (86)     90         4
                                   -------   -----   -------
      Total interest expense ....    1,135     203     1,338
                                   -------   -----   -------

Net interest income .............  $   489   $(226)  $   263
                                   =======   =====   =======

--------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
--------------------------------------------------------------------------------


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

GENERAL. Net income for the quarter ended March 31, 2000 was $1,133,000 or $.35 per diluted share compared to net income of $1,061,000 or $.30 per diluted share in the corresponding period of 1999, a net increase of $72,000 or 6.8%. The overall increase in net income was mainly attributable to increases in net interest income, customer service fees and gains on mortgage loans, and decreases in the provision for possible loan losses, offset in part by increases in non-interest expense.

INTEREST AND DIVIDEND INCOME. Interest and dividend income increased $263,000 or 5.6% during the three month period ended March 31, 2000, as compared to the same period in 1999. The increase was attributable to increases in earning assets offset in part by reductions in the yield earned on those assets. The balance of average earning assets for the three month period ended March 31, 2000 was approximately $650,844,000 as compared to $554,704,000 for the same period in 1999, an overall increase of $96,140,000 or 17.3%. The increase in earning assets was, in part, due to increases in average loan balances which were $384,728,000 for the three months ended March 31, 2000, as compared to $357,833,000 for the same period in 1999, an increase of $26,895,000 or 7.5%.
This increase was generally caused by larger volumes of commercial loan originations in 1999 and into 2000 as well as higher residential loan balances which were the result of the steady volume of loan originations and purchases throughout 1999 and into 2000. See "Liquidity and Capital Resources" and "Asset/Liability Management" for further discussion of the Company's investment strategies.

The average yield earned on loans remained flat at 7.58% for the first quarter of 2000. Loan yields in 2000 have been affected by consistently high levels of prepayment activity on higher yielding loans experienced in the first half of 1999 and slight increases in the yields on loans originated/purchased in the second half of 1999 and into 2000. Yields on loans were positively affected by growth in the Company's commercial loan portfolio which has grown to approximately $73,100,000 at March 31, 2000 from $63,900,000 at March 31, 1999, an increase of $9,200,000 or 14.4%. Commercial loans typically carry a higher yield than residential mortgages.

Average balances of mortgage-backed investments and bond investment securities were $170,599,000 and $73,668,000, respectively, for the three months ended March 31, 2000 as compared to $129,581,000 and $51,135,000, respectively, for the corresponding period in 1999. These balances, when combined, increased $63,551,000 or 35.2%. The yield on mortgage-backed investments declined to 6.53% in the first quarter of 2000, generally due to the level of prepayment activity on higher yielding securities during the first six months of 1999 and the reinvestment of proceeds into lower yielding securities during that period.

The yield on bond investment securities increased to 6.81% for the three months ended March 31, 2000 as compared to 6.62% for the same period in 1999. This increase is generally due to the acquisitions of higher yielding securities in the latter half of 1999 which favorably affected the comparative yields for the first quarter of 2000.

--------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
--------------------------------------------------------------------------------



INTEREST EXPENSE. Interest expense for the quarter ended March 31, 2000 increased $1,338,000 or 25.3% compared to the same period in 1999, generally due to increases in the average balances of deposits and borrowed funds. The average balance of core and time deposits rose to $222,738,000 and $171,955,000, respectively, for the first quarter of 2000 as compared to $199,176,000 and $162,754,000, respectively, for the corresponding period in 1999, for increases of 11.8% and 5.7%, respectively. The Company will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings. The average balances of borrowed funds increased overall during the first quarter of 2000 as compared to 1999, to $245,107,000 from $178,923,000, an increase of 37.0%. These increased borrowings were used to fund earning asset growth over the past year. The blended weighted average rate paid on deposits and borrowed funds was 4.14% for the three months ended March 31, 2000 as compared to 3.91% for the same period in 1999. The weighted average rates paid on deposits was 3.04% for the quarter ended March 31, 2000 as compared to 3.13% for the same period in 1999. The overall cost of deposits has declined in the first quarter of 2000 as compared to the same period in 1999, generally due to the continued success of promotional efforts to attract core deposits (NOW accounts, demand deposits, savings and money markets), which typically have a lower cost of funds than time deposits and borrowings. The overall weighted average rates paid on borrowed funds increased to approximately 5.92% for the quarter ended March 31, 2000 from 5.50% in 1999. This increase is reflective of the net cumulative effect of actions taken by the Federal Reserve over the past six to eight months to increase the inter-bank borrowing rate by 100 basis points. The Company will continue to evaluate the use of borrowing as an alternative funding source for asset growth in future periods. See "Asset/Liability Management" for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds.

NON-INTEREST INCOME. Total non-interest income increased $318,000 or 21.5% in the first quarter of 2000 in comparison to the same period in 1999. Customer service fees, which were $1,125,000 for the quarter ended March 31, 2000 as compared to $947,000 for 1999, for an increase of $178,000 or 18.8%, rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios. Loan servicing fees and gains on sales of mortgage loans were $83,000 and $243,000, respectively, for the first quarter of 2000 as compared to $97,000 and $163,000, respectively, for the same period in 1999, a combined increase of $66,000 or 25.4%. This generally is reflective of the Company's acquisition of Old Colony Mortgage in April, 1999 and related greater volume of loans being originated and sold in the first quarter of 2000 as compared to the same period in 1999. As the Company has been selling loans generally on a servicing released basis since 1996, the portfolio of loans serviced for others has declined which has caused the continued drop in loan servicing income.

--------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
--------------------------------------------------------------------------------


Gains on sales of securities were $245,000 for the first quarter of 2000 as compared to $177,000 for 1999 for a increase of $68,000 or 38.4%. The gains on securities is reflective of the continued strength of the Company's equity portfolio and the related gains generated on sales activities.

NON-INTEREST EXPENSES. Non-interest expenses for the quarter ended March 31, 2000 increased $684,000 or 15.9% compared to the same period in 1999. Salaries and employee benefits increased 20.3% or $424,000 primarily due to the acquisition of Old Colony Mortgage (approximately $264,000) and increases in supermarket branch staffing (approximately $47,000), and other general increases salaries and customer service related staff levels of $113,000. The increases in supermarket branch staff is related to Brockton, which opened in May 1999. These increases correspond with the Company's strategic focus of attracting core deposits and new customer relationships. Occupancy expenses increased $151,000 or 20.1% primarily due to the acquisition of Old Colony Mortgage (approximately $35,000), the new supermarket branch as previously noted (approximately $23,000) and the general inflationary and capital expenditure increases, particularly in technology. Other non-interest expenses, including trust preferred expenses, also increased $109,000 or 7.5% for the quarter ended March 31, 2000 in comparison to the same period in 1999. Of this amount, approximately $96,000 of the aforementioned increases relates to the acquisition of Old Colony Mortgage and supermarket branch growth ($13,000). Other operating expenses remained relatively flat for the first quarter of 2000 as compared to 1999, after the aforementioned consideration of Old Colony Mortgage and the Brockton supermarket branch.

PROVISION FOR POSSIBLE LOAN LOSSES. There was no provision for possible loan losses for the quarter ended March 31, 2000 as compared to $190,000 for the quarter ended March 31, 1999. The reduction is generally attributable to a large recovery of a previously charged-off commercial real estate loan for approximately $90,000 as well as the continued strength of other asset quality factors that management uses to measure and evaluate the adequacy of loan loss reserve levels. The resulting level of loan loss reserves were approximately
 .97% of period end loans at March 31, 2000 as compared to .95% and .89% at December 31, and March 31, 1999, respectively.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate for the quarter ended March 31, 2000 was 35.3% compared to 36.2% for the quarter ended March 31, 1999. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates.

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

Rate Change                                 Estimated Exposure as a
(Basis Points)                              % of Net Interest Income
--------------                              ------------------------
   +200                                               (6.0)%
   -200                                                  .5%

--------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
--------------------------------------------------------------------------------


Management desires to expand its interest earning asset base in future periods primarily through growth in the Company's loan portfolio. Loans comprised approximately 59.1% of the average interest earning assets for the first three months of 2000. In the future, the Company intends to continue to be competitive in the residential mortgage market but plans to place greater emphasis on home equity and commercial loans. The Company generally has been, and expects to remain, active in pursuing wholesale opportunities to purchase loans. During the first quarter of 2000 and 1999, the Company acquired approximately $0 and $25,800,000, respectively, of residential first mortgages.

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

The Company is also a voluntary member of the Federal Home Loan Bank ("FHLB") of Boston. This borrowing capacity assists the Company in managing its asset/liability growth because, at times, the Company considers it more advantageous to borrow money from the FHLB of Boston than to raise money through non-core deposits (i.e., certificates of deposit). Borrowed funds totaled $242,420,000 at March 31, 2000 compared to $259,751,000 at December 31, 1999.
These borrowings are primarily comprised of FHLB of Boston advances and have primarily funded residential loan originations and purchases as well as mortgage-backed investments and investment securities. Borrowing levels at December 31, 1999 also included approximately $18 million of draw-downs of cash from the Fed to prepare for anticipated larger than average cash withdrawals associated with potential customer demand in their preparations for the change of the century. This cash was generally returned to the Fed in early January 2000, with a corresponding decrease to borrowings.

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

--------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
--------------------------------------------------------------------------------


The following table sets forth maturity and repricing information relating to interest sensitive assets and liabilities at March 31, 2000. The balance of such accounts has been allocated among the various periods based upon the terms and repricing intervals of the particular assets and liabilities. For example, fixed rate mortgage loans and mortgage-backed securities, regardless of "available for sale" classification, are shown in the table in the time periods corresponding to projected principal amortization computed based on their respective weighted average maturities and weighted average rates using prepayment data available from the secondary mortgage market.

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

--------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
--------------------------------------------------------------------------------

                                                                    AT MARCH 31, 2000
                                                  ------------------------------------------------------------------------------
                                                               REPRICING/MATURITY INTERVAL
                                                  -------------------------------------------------------
                                                     (1)         (2)        (3)       (4)        (5)      (6)
                                                                                                          Over
                                                   0-6 Mos.   6-12 Mos.  1-2 Yrs.    2-3 Yrs.   3-5 Yrs.  5 Yrs.     Total
                                                  ------------------------------------------------------------------------------
                                                                            (Dollars in thousands)
Assets subject to interest rate adjustment:
  Short-term investments .......................  $     227    $    --   $    --   $    --    $    -- $      -   $     227
  Bonds and obligations ........................     43,178      8,101     2,993     9,399     10,127     2,681     76,479
  Mortgage-backed investments ..................     38,752     14,705    21,145    18,349     30,552    57,744    181,247
  Mortgage loans subject to
   rate review .................................     36,137     14,161    16,651    19,057     38,549     5,802    130,357
  Fixed-rate mortgage loans ....................     24,517     16,143    32,536    37,993     43,093    83,225    237,508
  Commercial and other loans ...................     13,854      3,625     1,577     1,192      2,633       466     23,346
                                                  ---------    -------   -------   -------   --------   -------   --------
      Total ....................................  $ 156,665   $ 56,735   $74,902   $85,990   $124,954  $149,918   $649,164
                                                  ---------    -------   -------   -------   --------   -------   --------

Liabilities subject to interest rate adjustment:
  Money market deposit accounts ................     17,873         --        --        --         --        --     17,873
  Savings deposits - term
   certificates ................................     84,161     51,632    20,317     5,357     13,189        --    174,656
  Other savings accounts .......................    166,051         --        --        --         --        --    166,051
  Borrowed funds ...............................    156,503     30,067    25,350        --     10,000    20,500    242,420
                                                  ---------    -------   -------   -------   --------   -------   --------
Total ..........................................    424,588     81,699    45,667     5,357     23,189    20,500    601,000
                                                  ---------    -------   -------   -------   --------   -------   --------
  Guaranteed preferred beneficial
  interest in junior subordinated
  debentures ...................................  $      --    $    --   $    --   $    --   $     --   $12,027    $12,027
                                                  ---------    -------   -------   --------   -------   -------   --------

Excess (deficiency) of rate-
 sensitive assets over rate-
 sensitive liabilities .........................  $(267,923)  $(24,964)   29,235   $80,633   $101,765  $117,391    $36,137
                                                  ---------    -------   -------   -------   --------   -------   --------

 Cumulative excess (deficiency)
 of rate-sensitive assets over
 rate sensitive liabilities ....................  $(267,923) $(292,887)$(263,652)$(183,019)  $(81,254) $ 36,137
                                                  ==========   =======   =======   ========  ========   =======

Rate-sensitive assets as a
 percent of rate-sensitive
 liabilities (1) ...............................       36.9%     42.2%     52.2%      67.2%     86.0%    105.9%


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

--------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
--------------------------------------------------------------------------------



Liquidity and Capital Resources

Payments and prepayments on the Company's loan and mortgage-backed investment portfolios, sales of fixed rate residential loans, increases in deposits, borrowed funds and maturities of various investments comprise the Company's primary sources of liquidity. The Company is also a voluntary member of the FHLB of Boston and, as such, is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to outside sources. Qualified collateral generally consists of residential first mortgage loans, securities issued, insured or guaranteed by the U.S. Government or its agencies, and funds on deposit at the FHLB of Boston. Short-term advances may be used for any sound business purpose, while long-term advances may be used only for the purpose of providing funds to finance housing. At March 31, 2000, the Company had approximately $154,000,000 in unused borrowing capacity that is contingent upon the purchase of additional FHLB of Boston stock. Use of this borrowing capacity is also impacted by capital adequacy considerations.

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

Non-performing assets were $585,000 at March 31, 2000, compared to $616,000 at December 31, 1999, a decrease of $31,000 or 5.0%. The Company's percentage of delinquent loans to total loans was .37% at March 31, 2000, as compared to .28% at December 31, 1999. Management believes that while delinquency rates and non-performing assets remain at relatively low levels at March 31, 2000, it is likely that at some point in the future some degree of economic slow down is likely which in turn may result in future increases in problem assets and loan loss provisions. Management continues to monitor the overall economic environment and its potential effects on future credit quality on an ongoing basis.

At March 31, 2000, the Company had outstanding commitments to originate, purchase and sell residential mortgage loans in the secondary market amounting to $12,896,000, $0 and $3,564,000, respectively. The Company also has outstanding commitments to grant advances under existing home equity lines of credit amounting to $13,866,000. Unadvanced commitments under outstanding commercial and construction loans totaled $14,599,000 as of March 31, 2000. The Company believes it has adequate sources of liquidity to fund these commitments.

--------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
--------------------------------------------------------------------------------


The Company's total stockholders' equity was $28,397,000 or 4.0% of total assets at March 31, 2000, compared with $27,832,000 or 4.0% of total assets at December 31, 1999. The increase in total stockholders' equity of approximately $565,000 or 2.0% primarily resulted from decreases in the unrealized loss on market value of available for sale securities, net of taxes, and net income for the first quarter of 2000, offset in part by stock repurchases and dividend paid or payable, by the Company.

The Company issued $12,650,000 of 8.25% Trust Preferred Securities in June 1998. Under current regulatory guidelines, trust preferred securities are allowed to represent up to approximately 25% of the Company's Tier 1 capital with any excess amounts available as Tier 2 capital. As of March 31, 2000, approximately $10,874,000 of these securities was included in Tier 1 capital.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a "well-capitalized" classification. At March 31, 2000, the Company's Tier 1 leverage capital ratio was approximately 5.75%. In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% (6.00% for "well-capitalized") and a minimum ratio of total capital to risk-weighted assets of 8.00% (10.00% for "well-capitalized"). At March 31, 2000, the Company's Tier 1 and total risk-based capital ratios were approximately 10.51% and 11.33%, respectively. The Company is categorized as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.). The Bank is also categorized as "well-capitalized" as of March 31, 2000.

--------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
--------------------------------------------------------------------------------


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

PROPOSED ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement, as amended for SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of this Statement will have a material impact on the Company's financial position or results of operation.

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

                    3.2        By-Laws of the Company, filed herewith.

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

                    *10.6 Senior Management Incentive Plan, incorporated by reference to the Company's Annual Report for the year ended December 31, 1999 on Form 10-K filed on March 28, 2000.

                    *10.7 Revised Long Term Performance Incentive Plan dated January 2000 incorporated by reference to the Company's Annual Report for the year ended December 31, 1999 on Form 10-K filed on March 28, 2000.

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

                  *10.15 Special Termination Agreement dated as of February 7, 2000 among the Company, the Bank and Jack B. Meehl, incorporated by reference to the Company's Annual Report for the year ended December 31, 1999 on Form 10-K filed on March 28, 2000.

                    11.1 A statement regarding the computation of earnings per share is included in Item 8 of this Report.

                     27.1       Financial Data Schedule, March 31, 2000




     (b) Reports on Form 8-K.

          The Company filed no reports on Form 8-K during the first quarter of 2000.


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


                                      ABINGTON BANCORP, INC.
                                      ----------------------
                                             (Company)



Date:  May 10, 2000                   By  /s/James P. Mcdonough
                                      -------------------------
                                      James P. McDonough
                                      President and Chief Executive Officer



Date:  May 10, 2000                   By  /s/Robert M. Lallo
                                      ----------------------
                                      Robert M. Lallo
                                      Treasurer
                                      (Principal Financial Officer)

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

3.2    By-Laws of the Company, filed herewith.

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

*10.6 Senior Management Incentive Plan, incorporated by reference to the Company's Annual Report for the year ended December 31, 1999 on Form 10-K filed on March 28, 2000.

*10.7 Revised Long Term Performance Incentive Plan dated January 2000, incorporated by reference to the Company's Annual Report for the year ended December 31, 1999 on Form 10-K filed on March 28, 2000.

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

*10.15 Special Termination Agreement dated as of February 7, 2000 among the
       Company, the Bank and Jack B. Meehl, incorporated by reference to the Company's Annual Report for the year ended December 31, 1999 on Form 10-K filed on March 28, 2000.

11.1 A statement regarding the computation of earnings per share is included in Item 8 of this Report.

27.1   Financial Data Schedule, March 31, 2000

--------------------


     *  Management contract or compensatory plan or arrangement.