Form 10-Q
period 2000-06-30
ABINGTON BANCORP INC
filed 2000-08-11
CIK 812146

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                   -------------------------------------------


                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES
              EXCHANGE ACT OF 1934 for Quarter Ended June 30, 2000

                   -------------------------------------------


                         Commission File Number 0-16018

                             ABINGTON BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

   Massachusetts                                            04-3334127
---------------------------------                   ----------------------------
(State or Other Jurisdiction                        (I.R.S.  Identification No.)
of Incorporation or Organization)

536 Washington Street, Abington, Massachusetts                      02351
----------------------------------------------                      -----
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code            (781) 982-3200
                                                              --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 3,048,800 shares as of August 10, 2000.

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

                             ABINGTON BANCORP, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                                        Page
                                                                                                        ----
Part I          Financial Information

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of June 30, 2000
                  (Unaudited) and December 31, 1999..........................................             4

                  Consolidated Statements of Operations (Unaudited) for the
                  Three and Six Months Ended June 30, 2000 and 1999..........................             5

                  Consolidated Statements of Changes in Stockholders'
                  Equity (Unaudited) for the Six Months Ended
                  June 30, 2000 and 1999.....................................................             6

                  Consolidated Statements of Comprehensive Income for the Three and
                  Six Months Ended June 30, 2000 and 1999....................................             7

                  Consolidated Statements of Cash Flows (Unaudited)
                  for the Six Months Ended June 30, 2000 and 1999............................             8

                  Notes to Unaudited Consolidated Financial Statements.......................            10

Item 2.  Management's Discussion and Analysis of Consolidated

                  Financial Condition and Results of Operations..............................            15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........................            32

Part II         Other Information

Item 1.           Legal Proceedings .........................................................            33

Item 2.           Change in Securities ......................................................            33

Item 3.           Defaults upon Senior Securities............................................            33

Item 4.           Submission of Matters to a Vote of Security Holders........................            33

Item 5.           Other Information..........................................................            33

Item 6.           Exhibits and Reports on Form 8-K...........................................            33

Signature Page...............................................................................            37

Index to Exhibits ...........................................................................            38

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                   (Unaudited)

                                                                       June 30,                December 31,
                                                                        2000                        1999
                                                                        ----                        ----
                                                                                 (In Thousands)

         ASSETS

         Cash and due from banks.....................                 $   25,004                $   33,497
         Short-term investments......................                        230                       225
                                                                         -------                   -------

           Total cash and cash equivalents...........                     25,234                    33,722
                                                                         -------                   -------

         Loans held for sale.........................                      3,733                     2,730
         Securities available for sale - at
             market value............................                    266,909                   235,623
         Loans.......................................                    386,511                   389,681
           Less:
             Allowance for possible loan losses......                     (3,810)                   (3,701)
                                                                        ---------                ----------
             Loans, net..............................                    382,701                   385,980
                                                                        --------                  --------

         Federal Home Loan Bank stock................                     12,910                    12,910
         Banking premises and equipment, net.........                      9,418                     9,037
         Other real estate owned, net................                          -                         -
         Intangible assets...........................                      2,936                     3,161
         Bank owned life insurance - contract value..                      3,422                     3,348
         Other assets................................                      9,406                     9,739
                                                                        --------                 ---------
                                                                      $  716,669                $  696,250
                                                                         =======                   =======
         LIABILITIES AND STOCKHOLDERS' EQUITY

         Deposits....................................                 $  418,229                $  389,692
         Short-term borrowings.......................                     92,462                   152,551
         Long-term debt..............................                    160,917                   107,200
         Accrued taxes and expenses..................                      2,527                     2,552
         Other liabilities...........................                      1,477                     4,413
                                                                        --------                 ---------
             Total liabilities.......................                    675,612                   656,408
                                                                        --------                 ---------
         Guaranteed preferred beneficial interest in the
          Company's junior subordinated debentures, net                   12,048                    12,010

         Commitments and contingencies
         Stockholders' equity:
           Serial preferred stock, $.10 par value,
             3,000,000 shares authorized; none issued.                         -                         -
           Common stock, $.10 par value 12,000,000
             shares authorized; 4,844,000 and 4,834,000
             shares issued in 2000 and 1999, respectively                    485                       483
           Additional paid-in capital................                     22,687                    22,610
           Retained earnings.........................                     27,905                    26,176
                                                                        --------                 ---------
                                                                          51,077                    49,269
           Treasury stock - 1,806,000 and 1,641,000 shares
           for 2000 and 1999, respectively, at cost..                    (17,584)                  (15,885)
           Compensation plans........................                         92                        29
           Other accumulated comprehensive income -
           Net unrealized loss on available for
             sale securities, net of taxes...........                     (4,576)                   (5,581)
                                                                        ---------                ----------
             Total stockholders' equity..............                     29,009                    27,832
                                                                        --------                  --------
                                                                      $  716,669                $  696,250
                                                                        ========                   =======

See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                   (Unaudited)

                                                     Three Months Ended             Six Months Ended
                                                          June 30                        June 30
                                                          -------                        -------
                                                    2000           1999            2000          1999
                                                    ----           ----            ----          ----
                                                        (In thousands, except per share data)

Interest and dividend income:
  Interest and fees on loans ...............     $    7,361     $    6,762     $   14,656     $   13,544
  Interest on mortgage-backed investments ..          3,037          2,261          5,823          4,419
  Interest on bonds and obligations ........          1,289          1,040          2,543          1,886
  Dividend income ..........................            253            166            468            335
  Interest on short-term investments .......             12              8             27             17
                                                 ----------     ----------     ----------     ----------
    Total interest and dividend income .....         11,952         10,237         23,517         20,201
                                                 ----------     ----------     ----------     ----------
Interest expense:
 Interest on deposits ......................          3,098          2,752          6,100          5,581
 Interest on short-term borrowings .........          2,102          1,016          4,091          1,844
 Interest on long-term debt ................          1,740          1,701          3,378          3,335
                                                 ----------     ----------     ----------     ----------

    Total interest expense .................          6,940          5,469         13,569         10,760
                                                 ----------     ----------     ----------     ----------

Net interest income ........................          5,012          4,768          9,948          9,441
Provision for possible loan losses .........             60             70             60            260
                                                 ----------     ----------     ----------     ----------
Net interest income, after provision for
  Possible loan losses .....................          4,952          4,698          9,888          9,181
                                                 ----------     ----------     ----------     ----------
Non-interest income:
  Loan servicing fees ......................             76             91            159            188
  Other customer service fees ..............          1,611          1,088          2,736          2,035
  Gain on sales of securities, net .........             58            228            303            405
  Gain on sales of mortgage loans, net .....            299            359            542            522
  Gain on sales and write-down of
  other real estate owned,  net ............           --               68           --               68
Other ......................................            129            124            230            219
                                                 ----------     ----------     ----------     ----------
    Total non-interest income ..............          2,173          1,958          3,970          3,437
                                                 ----------     ----------     ----------     ----------
Non-interest expense:
  Salaries and employee benefits ...........          2,593          2,389          5.107          4,479
  Occupancy and equipment expenses .........            770            821          1,674          1,574
  Trust preferred securities expense .......            280            299            560            560
  Other non-interest expense ...............          1,702          1,452          2,987          2,647
                                                 ----------     ----------     ----------     ----------
    Total non-interest expense .............          5,345          4,961         10,328          9,260
                                                 ----------     ----------     ----------     ----------
Income before provision for income
   taxes ...................................          1,780          1,695          3,530          3,358
Provision for income taxes .................            638            613          1,255          1,215
                                                 ----------     ----------     ----------     ----------
    Net income .............................     $    1,142     $    1,082     $    2,275     $    2,143
                                                 ==========     ==========     ==========     ==========
Earnings per share
   Basic -
       Net income per share ................     $      .38     $      .33     $      .74     $      .65
                                                 ==========     ==========     ==========     ==========
       Weighted average common shares ......      3,038,000      3,272,000      3,080,000      3,310,000
                                                 ==========     ==========     ==========     ==========
Diluted -
   Net income per share ....................     $      .36     $      .31     $      .71     $      .61
                                                 ==========     ==========     ==========     ==========
Weighted average common and common share and
  share equivalents ........................      3,158,000      3,464,000      3,203,000      3,501,000
                                                 ==========     ==========     ==========     ==========

Dividends per  share .......................     $      .09     $      .05     $      .18     $      .25
                                                 ==========     ==========     ==========     ==========

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

                                                                                                         Net
                                                                                                      Unrealized
                                                                                                         Gain
                                                                                                       (Loss) on     Com-
                                                            Additional                                 Available     pensa-
                                              Common         Paid-In       Retained       Treasury      for Sale     tion
                                               Stock         Capital       Earnings        Stock       Securities    Plans   Total

------------------------------------------------------------------------------------------------------------------------------------

                                                                                          (In thousands)

Balance at December 31, 1999......             $ 483         $22,610       $  26,176      $(15,885)     $ (5,581)    $  29  $27,832
Net income........................                 -               -           2,275             -             -         -    2,275
Issuance of stock.................                 2              49               -             -             -         -       51
Change in obligation related to
  directors deferred stock plan...                 -               -               -             -             -        21       21
Amortization of unearned
  compensation - ESOP.............                 -              28               -             -             -        42       70
Decrease in unrealized loss on
  available for sale securities,
  net of taxes....................                 -               -               -             -         1,005         -    1,005
Repurchase of stock...............                 -               -               -        (1,699)            -         -   (1,699)
Dividends declared ($.18
  per share)......................                 -               -            (546)            -             -         -     (546)
                                               -----         -------       ---------      --------      --------     -----  -------
Balance at June 30, 2000 .........             $ 485         $22,687       $  27,905      $(17,584)     $ (4,576)    $  92  $29,009
                                               =====         =======       =========      ========      ========     =====  =======

Balance at December 31, 1998......             $ 480         $21,830       $  23,182      $(13,283)     $    965     $(114) $33,060
Net income........................                 -               -           2,143             -             -         -    2,143
Change in obligation related to
   directors deferred stock
   plan...........................                 -               -               -             -             -        34       34
Amortization of unearned
   compensation - ESOP............                 -              28               -             -             -        41       69
Decrease in unrealized gain on
   available for sale securities,
   net of taxes ..................                 -               -               -             -        (2,801)        -   (2,801)
Repurchase of stock...............                 -               -               -        (1,320)            -         -   (1,320)
Dividends declared ($.25
  per share)......................                 -               -            (832)            -             -         -     (832)
                                               -----         -------       ---------      --------      --------     -----  -------
Balance at June 30, 1999..........             $ 480         $21,858       $  24,493      $(14,603)     $ (1,836)    $ (39) $30,353
                                               =====         =======       =========      ========      ========     =====  =======

See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                   (Unaudited)

-----------------------------------------------------------------------------

                                                        Three Months Ended       Six Months Ended
                                                             June 30,                June 30,

                                                        2000         1999         2000       1999
                                                        ----         ----         ----       ----

(Dollars in thousands)

Net income, as reported ..........................     $ 1,142      $ 1,082      $2,275     $ 2,143
Change in unrealized gains/(losses) on available
  for sale securities, net of taxes ..............        (313)      (2,204)      1,202      (2,538)
Less: Reclassification adjustment for available
 for sale securities gains included in net income,
 net of taxes ....................................          38          141         197         263
                                                       -------      -------      ------     -------

Comprehensive income (loss) ......................     $   791      $(1,263)     $3,280     $  (658)
                                                       =======      =======      ======     =======

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                             Six Months Ended
                                                                                 June 30,
                                                                             2000         1999
                                                                             ----         ----
                                                                              (In thousands)

Cash flows from operating activities:
Net income ...........................................................     $  2,275      $  2,143

Adjustments to reconcile net income to net cash provided (used) by operating activities

Provision for loan losses ............................................           60           260
(Gain) loss on sales and write-down of
  other real estate owned, net .......................................         --             (68)
Amortization, accretion and depreciation,
  net ................................................................          973           860
Gain on sales of securities, net .....................................         (303)         (405)
Loans originated for sale in the
  secondary market ...................................................      (29,500)      (57,200)
  Proceeds from sales of loans .......................................       29,029        56,617
  Gain on sales of mortgage loans, net ...............................         (542)         (522)
  Other, net .........................................................       (3,372)       (1,223)
                                                                           --------      --------
Net cash provided (used) by operating
  activities .........................................................     $ (1,380)     $    462
                                                                           --------      --------

Cash flows from investing activities:
Net cash paid for Old Colony acquisition .............................         --          (1,113)
Proceeds from sales of available for sale
  securities .........................................................          977         5,858
Proceeds from principal payments on
  available for sale securities ......................................       10,970        22,669
Purchase of available for sale securities ............................      (41,205)      (66,501)
Loans (originated/purchased) paid, net ...............................        3,229        (1,442)
Purchases of FHLB stock ..............................................         --            (597)

See accompanying notes to unaudited consolidated financial statements

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

--------------------------------------------------------------------------------

                                   (Unaudited)

                                                          Six Months Ended
                                                             June 30,
                                                          2000          1999
                                                          ----          ----
                                                           (In thousands)

Purchase of banking premises and equipment
  and improvements to other real estate
  owned ...........................................     $ (1,071)     $ (1,280)
Proceeds from sales of other real estate
  owned ...........................................         --              68
                                                        --------      --------
Net cash provided (used) by investing
  activities ......................................      (27,100)      (42,338)
                                                        --------      --------

Cash flows from financing activities:
Net increase in deposits ..........................       28,537        15,019
Net increase (decrease) in borrowings with original
  maturities of three months or less ..............      (55,089)       42,612
Proceeds from short-term borrowings with
  maturities in excess of three months ............         --           5,000
Principal payments on short-term borrow-
  ings with maturities in excess of
  three months ....................................       (5,000)      (30,000)
Proceeds from issuance of long-term debt ..........       66,717        32,700
Principal payments on long term debt ..............      (13,000)      (25,000)
Proceeds from exercise of stock options ...........           49            62
Proceeds from issuance of stock ...................         --            --
Purchase of treasury stock ........................       (1,699)       (1,320)
Cash paid for dividends ...........................         (523)         (832)
                                                        --------      --------
Net cash provided from financing
  activities ......................................       19,992        38,241
                                                        --------      --------
Net increase (decrease)in cash and cash
  equivalents .....................................       (8,488)       (3,635)
Cash and cash equivalents at beginning of
  period ..........................................       33,722        19,717
                                                        --------      --------
Cash and cash equivalents at end of period ........     $ 25,234      $ 16,082
                                                        ========      ========
Supplemental cash flow information:
Interest paid on deposits .........................     $  6,072      $  5,607
Interest paid on borrowed funds ...................        7,319         5,361
Income taxes paid .................................        1,523         1,234
Transfer to other real estate owned,
  net .............................................         --            --
Acquisitions:
  Liabilities assumed .............................     $   --        $  3,370
  Less:  Assets purchased .........................         --           3,688
        Premium paid ..............................         --             795
                                                        --------      --------
Net cash paid .....................................     $   --        $ (1,113)
                                                        ========      ========

See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

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

The accompanying consolidated financial statements as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 have been prepared by the Company without audit, and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to reflect a fair statement of the results of the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the footnotes contained in the Company's consolidated financial statements as of and for the year ended December 31, 1999, which are included in the Company's Annual Report to Stockholders. Interim results are not necessarily indicative of results to be expected for the entire year. All significant intercompany balances and transactions have been eliminated in consolidation.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2000 (continued)

--------------------------------------------------------------------------------


B)   DIVIDEND DECLARATION

The Board of Directors of Abington Bancorp., Inc. declared a cash dividend of $.09 per share to holders of its common stock in June, 2000. This dividend was payable on July 20, 2000 to stockholders of record as of the close of business on July 6, 2000.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2000 (continued)

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

As of August 10, 2000, the Company had repurchased 932,600 shares of its common stock under these plans at a total cost of approximately $13,882,000.

D)   EARNINGS PER SHARE

The primary difference between basic and fully diluted average common shares outstanding for the periods presented relates to options issued to officers and directors which are currently exercisable and are not anti-dilutive. The calculation of common stock equivalents for fully diluted per share computations excludes options which are not yet currently exercisable and /or have an exercise price in excess of the average closing price of the Company's stock for the period presented. At June 30, 2000 there were approximately 155,000 options with exercise prices ranging from $11.20 to $15.50 which were exercisable but anti-dilutive and non-vested options of approximately 137,100 options with exercise prices ranging from $14.00 to $20.75. All of these options were excluded from fully diluted calculations.

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2000 (continued)
--------------------------------------------------------------------------------

E)   BUSINESS SEGMENTS

June 30, 2000:

                                                              Community     Mortgage
                                                              Banking       Banking       Other   Elimination       Total
                                                              -------       -------       -----   -----------       -----

 Securities                                                   $  266,909    $      -     $     -  $       -      $ 266,909
 Net loans                                                       386,386       4,605           -     (4,557)       386,434
 Net assets                                                      716,738       6,093      46,195    (52,357)       716,669
 Total deposits                                                  420,591           -           -     (2,362)       418,229
 Total borrowings                                                253,379       4,557           -     (4,557)       253,379
 Total liabilities                                               677,791       4,724          16     (6,919)       675,612

Three months ended

 Total interest income                                        $   11,952    $     93     $    11  $    (104)     $  11,952
 Total interest expense                                            6,953          91           -       (104)         6,940
 Net interest margin                                               4,999           2          11          -          5,012
 Provisions for possible loan losses                                  60           -           -          -             60
 Total non-interest income                                         1,874         408           -       (109)         2,173
 Total non-interest expense                                        4,655         376         314          -          5,345
 Net income                                                        1,404           9        (199)       (72)         1,142

Six months ended

 Total interest income                                        $   23,529    $    160     $    38  $    (210)     $  23,517
 Total interest expense                                           13,635         144           -       (210)        13,569
 Net interest margin                                               9,894          16          38          -          9,948
 Provisions for possible loan losses                                  60           -           -          -             60
 Total non-interest income                                         3,428         701           -       (159)         3,970
 Total non-interest expense                                        8,929         771         628          -         10,328
 Net income                                                        2,823         (54)       (389)      (105)         2,275

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2000 (continued)
--------------------------------------------------------------------------------

E)  BUSINESS SEGMENTS (continued)

June 30 1999:

                                                              Community    Mortgage
                                                              Banking      Banking        Other   Elimination       Total
                                                              -------      -------        -----   -----------       -----

 Securities                                                   $  215,156   $      -     $     -   $      -        $ 215,156
 Net loans                                                       366,519      4,361           -     (4,286)         366,594
 Net assets                                                      629,852      5,904      44,649    (49,768)         630,637
 Total deposits                                                  384,012          -           -     (5,040)         378,972
 Total borrowings                                                205,644      4,286           -     (4,286)         205,644
 Total liabilities                                               593,184      4,454           -     (9,326)         588,312

Three months ended

 Total interest income                                        $   10,212   $     52     $    22   $    (49)       $  10,237
 Total interest expense                                            5,469         49           -        (49)           5,469
 Net interest margin                                               4,743          3          22          -            4,768
 Provisions for possible loan losses                                  70          -           -          -               70
 Total non-interest income                                         1,599        359           -          -            1,958
 Total non-interest expense                                        4,252        395         314          -            4,961
 Net income                                                        1,275        (20)       (173)         -            1,082

Six months ended

 Total interest income                                        $   20,176   $     52     $    49   $    (76)       $  20,201
 Total interest expense                                           10,787         49           -        (76)          10,760
 Net interest margin                                               9,389          3          49          -            9,441
 Provisions for possible loan losses                                 260          -           -          -              260
 Total non-interest income                                         3,078        359           -          -            3,437
 Total non-interest expense                                        8,237        395         628          -            9,260
 Net income                                                        2,544        (20)       (381)         -            2,143

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

NET INTEREST INCOME

Net interest income is affected by the mix and volume of assets and liabilities, the movement and level of interest rates and interest spread, which is the difference between the average yield received on earning assets and the average rate paid on deposits and borrowings. The Company's net interest rate spread was 2.96% for both the quarter and six months ended June 30, 2000 and 3.25% and 3.14% for the quarter and six months ended June 30, 1999, respectively.

The level of nonaccrual (impaired) loans and other real estate owned can have an impact on net interest income but balances in these categories have generally been immaterial in 1999 and 2000. At June 30, 2000, the Company had $310,000 in non-accrual loans, and no other real estate owned, compared to $616,000 in non-accrual loans and no other real estate owned as of December 31, 1999 and $685,000 in non-accrual loans and no other real estate owned as of June 30, 1999.

--------------------------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


The table below presents the components of interest income and expense for the major categories of assets and liabilities for the periods indicated.

                                                         Three Months Ended              Six Months Ended
                                                            June 30                          June 30
                                                            -------                         --------
                                                      2000            1999             2000          1999
                                                      ----            ----             ----          ----
                                                                        (In Thousands)

Interest and dividend income:
 Interest and fees on loans.................         $ 7,361         $  6,762         $14,656         $13,544
 Interest on mortgage-backed investments....           3,037            2,261           5,823           4,419
 Interest on bonds and obligations..........           1,289            1,040           2,543           1,886
 Dividend income............................             253              166             468             335
 Interest on short-term investments.........              12                8              27              17
                                                     -------         --------         -------         -------
  Total interest and dividend income........         $11,952         $ 10,237         $23,517         $20,201
                                                     -------         --------         -------         -------

Interest expense:
 Interest on deposits.......................           3,098            2,752           6,100           5,581
 Interest on short-term borrowings..........           2,102            1,016           4,091           1,844
 Interest on long-term debt.................           1,740            1,701           3,378           3,335
                                                     -------         --------         -------         -------
  Total interest expense....................           6,940            5,469          13,569          10,760
                                                     -------         --------         -------         -------
Net interest income.........................         $ 5,012         $  4,768         $ 9,948         $ 9,441
                                                     =======         ========         =======         =======

A breakdown of the components of the Company's net interest-rate spread is as follows:

                                                  Three Months Ended          Six Months Ended
                                                        June 30                   June 30
                                                        -------                   -------
                                                     2000     1999           2000           1999
                                                     ----     ----           ----           ----

Weighted average yield earned on:
   Loans.....................................        7.64%    7.57%          7.61%          7.58%
   Mortgage-backed investments...............        6.64     6.42           6.59           6.54
   Bonds and obligations.....................        6.74     6.54           6.77           6.57
   Marketable and other equity securities....        4.72     4.08           4.50           4.22
   Short-term investments....................        8.23     6.31           4.64           5.78

Weighted average yield earned on
   interest-earning assets....................       7.17     7.08           7.14           7.13

Weighted average rate paid on:
   NOW and non-interest NOW deposits..........        .42      .43            .43            .58
     Savings deposits.........................       2.25     2.12           2.24           2.13
     Time deposits.............................      5.32     5.05           5.24           5.13
     Total deposits............................      3.03     2.95           3.03           3.17
     Short-term borrowings.....................      6.12     4.99           5.94           4.99
     Long-term debt............................      6.16     5.87           6.14           5.83

   Weighted average rate paid on

   deposits and borrowings.............              4.21     3.83           4.18           3.99

Net interest-rate spread.....................        2.96%    3.25%          2.96%          3.14%

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

                                            Three Months Ended June 30
                                            --------------------------
                                                2000 vs. 1999
                                             Increase (decrease)
                                            --------------------------
                                                  Due to
                                            --------------------------
                                     Volume        Rate       Total
                                     ---------------------------------
                                            (In thousands)

Interest and dividend income:
 Loans ..........................     $   583      $  16      $  599
 Mortgage-backed investments ....         754         22         776
 Bonds and obligations ..........         240          9         249
 Equity securities ..............          78          9          87
 Short-term investments .........           3          1           4
                                      -------      -----      ------

      Total interest and dividend
       income ...................       1,657         58       1,715
                                      -------      -----      ------
Interest expense:
  NOW deposits ..................          19         (3)         16
  Savings deposits ..............          78         14          92
  Time deposits .................         194         44         238
  Short-term borrowings .........       1,003         83       1,086
  Long-term debt ................         (84)       123          39
                                      -------      -----      ------
      Total interest expense ....       1,210        261       1,471
                                      -------      -----      ------

Net interest income .............     $   447      $(203)     $  244
                                      =======      =====      ======

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                           Six Months Ended June 30
                                            --------------------------
                                                2000 vs. 1999
                                             Increase (Decrease)
                                            --------------------------
                                                  Due to
                                            --------------------------
                                      Volume       Rate        Total
                                      --------------------------------
                                               (In thousands)

Interest and dividend income:
 Loans ..........................     $ 1,079      $  33      $1,112
 Mortgage-backed investments ....       1,386         18       1,404
 Bonds and obligations ..........         625         32         657
 Equity securities ..............         120         13         133
 Short-term investments .........          15         (5)         10
                                      -------      -----      ------

      Total interest and dividend
       income ...................       3,225         91       3,316
                                      -------      -----      ------
Interest expense:
  NOW deposits ..................          92        (85)          7
  Savings deposits ..............         142         37         179
  Time deposits .................         283         50         333
  Short-term borrowings .........       2,025        222       2,247
  Long-term debt ................        (180)       223          43
                                      -------      -----      ------
      Total interest expense ....       2,362        447       2,809
                                      -------      -----      ------

Net interest income .............     $   863      $(356)     $  507
                                      =======      =====      ======

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

GENERAL. Net income for the quarter ended June 30, 2000 was $1,142,000 or $.36 per diluted share compared to net income of $1,082,000 or $.31 per diluted share in the corresponding period of 1999, a net increase of $60,000 or 5.3% in net income or 16.1% on a per diluted share basis. The overall increase in net income was mainly attributable to increases in net interest income and customer service fees, offset in part by increases in non-interest expense.

INTEREST AND DIVIDEND INCOME. Interest and dividend income increased $1,715,000 or 16.8% during the three month period ended June 30, 2000, as compared to the same period in 1999. The increase was attributable to increases in the volume of earning assets and the yield earned on those assets. The balance of average earning assets for the three month period ended June 30, 2000 was approximately $666,699,000 as compared to $578,321,000 for the same period in 1999, an overall increase of $88,378,000 or 15.3%. The increase in earning assets was, in part, due to increases in average loan balances which were $385,321,000 for the three months ended June 30, 2000, as compared to $357,119,000 for the same period in 1999, an increase of $28,202,000 or 7.9%. This increase was generally caused by larger volumes of commercial loan originations in 1999 and into 2000 as well as higher residential loan balances which were the result of the steady volume of loan originations and purchases throughout 1999 and into 2000. See "Liquidity and Capital Resources" and "Asset/Liability Management" for further discussion of the Company's investment strategies.

The average yield earned on loans increased to 7.64% for the second quarter of 2000 from 7.57% for the corresponding period in 1999. Loan yields in 2000 have been affected by increases in yields on loans originated/purchased in the second half of 1999 and into 2000, which has been influenced by the increasing of interest rates by the Federal Reserve Bank (see later discussion). The yield on loans was also positively affected by growth in the Company's commercial loan portfolio which has grown to approximately $73,600,000 at June 30, 2000 from $66,000,000 at June 30, 1999, an increase of $7,600,000 or 15.0%. Commercial loans typically carry a higher yield than residential mortgages.

Average balances of mortgage-backed investments and bond investment securities were $182,822,000 and $76,513,000, respectively, for the three months ended June 30, 2000 as compared to $140,782,000 and $63,656,000, respectively, for the corresponding period in 1999. These balances, when combined, increased $54,897,000 or 26.9%. The yield on mortgage-backed investments and bond investment securities increased to 6.64% and 6.74%, respectively, in the second quarter of 2000 as compared to 6.42% and 6.54%, for the same period in 1999. This is generally due to the acquisition of higher yielding securities over the past year.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

INTEREST EXPENSE. Interest expense for the quarter ended June 30, 2000 increased $1,471,000 or 26.9% compared to the same period in 1999, generally due to increases in the average balances of deposits and borrowed funds and increases in the rates paid on borrowed funds. The average balance of core and time deposits rose to $238,536,000 and $170,989,000, respectively, for the second quarter of 2000 as compared to $211,863,000 and $161,343,000, respectively, for the corresponding period in 1999, for increases of 12.6% and 6.0%, respectively. The increases noted for the three month period ended June 30, 2000, generally relates to the attractiveness of the Company's retail products and services to the marketplace it serves as well as reflecting some of the fallout from recent "in market" bank merger activity which has displaced many customers who have sought an alternative to their current banking relationship. The Company will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings. The average balances of borrowed funds increased overall during the second quarter of 2000 as compared to 1999, to $250,420,000 from $197,395,000, an increase of 26.9%.
These increased borrowings were used to fund earning asset growth over the past year. The blended weighted average rate paid on deposits and borrowed funds was 4.21% for the three months ended June 30, 2000 as compared to 3.83% for the same period in 1999. The overall weighted average rates paid on borrowed funds increased to approximately 6.14% for the quarter ended June 30, 2000 from 5.50% in 1999. This increase is reflective of the net cumulative effect of actions taken by the Federal Reserve Bank over the past year to increase the inter-bank borrowing rate by 150 basis points. The Company will continue to evaluate the use of borrowing as an alternative funding source for asset growth in future periods. See "Asset/Liability Management" for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds. The weighted average rates paid on deposits was 3.03% for the quarter ended June 30, 2000 as compared to 2.95% for the same period in 1999. The overall cost of deposits has increased slightly in the second quarter of 2000 as compared to 1999 but not as dramatically as borrowed funds despite the interest rate environment, generally due to the continued success of promotional efforts to attract core deposits (NOW accounts, demand deposits, savings and money markets), which typically have a lower cost of funds than time deposits and borrowings.

NON-INTEREST INCOME. Total non-interest income increased $215,000 or 11.0% in the second quarter of 2000 in comparison to the same period in 1999. Customer service fees, which were $1,611,000 for the quarter ended June 30, 2000 as compared to $1,088,000 for 1999, for an increase of $523,000 or 48.1%, rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios and continued success in cross selling customers, mutual funds and annuities. Loan servicing fees and gains on sales of mortgage loans were $76,000 and $299,000, respectively, for the second quarter of 2000 as compared to $91,000 and $359,000, respectively, for the same period in 1999, a combined decrease of $75,000 or 16.6%. This generally is reflective of the diminished market for loan originations and related lower volume of loans being originated and sold in the second quarter of 2000 as compared to the same period in 1999. As the Company has been selling loans generally on a servicing released basis since 1996, the portfolio of loans serviced for others has declined which has caused the continued drop in loan servicing income.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Gains on sales of securities were $58,000 for the second quarter of 2000 as compared to $228,000 for 1999 for a decrease of $170,000 or 74.6%. The lower gain was the result of management's decision to sell fewer securities in the second quarter of 2000 as compared to 1999.

NON-INTEREST EXPENSES. Non-interest expenses for the quarter ended June 30, 2000 increased $384,000 or 7.7% compared to the same period in 1999. A key component of this expense increase was approximately $220,000 of non-capitalizable, non-recurring expenses which related to the Company's conversion of its computer system from an in house main frame to a third-party service bureau. This expense was spread across various categories and is noted in the analyses below. Salaries and employee benefits increased 8.5% or $204,000 primarily due to the systems conversion noted above ($33,000) and other general increases salaries and customer service related staff levels. These increases correspond with the Company's strategic focus of attracting core deposits and new customer relationships. Occupancy expenses decreased $51,000 or 6.2% primarily due to the expiration of various maintenance contracts on the Company's previous computer system during the second quarter of 2000. Other non-interest expenses, including trust preferred expenses, also increased $231,000 or 13.2% for the quarter ended June 30, 2000 in comparison to the same period in 1999. Of this amount, approximately $170,000 of the aforementioned increases relates to the systems conversion noted above. Other operating expenses, other than those related to the conversion, increased 3.5% which was generally the result of customer volumes and general cost increases.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses for the quarter ended June 30, 2000 was $60,000 as compared to $70,000 for the quarter ended June 30, 1999. The low levels of provision in both periods is generally attributable to the continued strength of asset quality factors that management uses to measure and evaluate the adequacy of loan loss reserve levels, which include delinquency rates, charge offs, problem or "watched" assets and anticipated losses. The resulting level of loan loss reserves were approximately .98% of period end loans at June 30, 2000 as compared to .95% and
 .91% at December 31, and June 30, 1999, respectively.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate for the quarter ended June 30, 2000 was 35.8% compared to 36.2% for the quarter ended June 30, 1999. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

GENERAL. Net income for the six months ended June 30, 2000 was $2,275,000 or $.71 per diluted share compared to net income of $2,143,000 or $.61 per diluted share in the corresponding period of 1999, a net increase of $132,000 or 6.2% on a net income basis or an increase of $.10 or 16.4% on a per diluted share basis. The overall increase in net income was mainly attributable to increases in net interest income, customer service fees and decreases in the provision for possible loan losses, offset in part by increases in non-interest expense.

INTEREST AND DIVIDEND INCOME. Interest and dividend income increased $3,316,000 or 16.4% during the six month period ended June 30, 2000, as compared to the same period in 1999. The increase was attributable to increases in earning assets and increases in the yield earned on those assets. The balance of average earning assets for the six month period ended June 30, 2000 was approximately $658,846,000 as compared to $566,580,000 for the same period in 1999, an overall increase of $92,266,000 or 16.3%. The increase in earning assets was, in part, due to increases in average loan balances which were $385,022,000 for the six months ended June 30, 2000, as compared to $357,479,000 for the same period in 1999, an increase of $27,543,000 or 7.7%. This increase in balances was generally caused by larger volumes of commercial loan originations in 1999 and into 2000 as well as higher residential loan balances which were the result of the steady volume of loan originations and purchases throughout 1999 and into 2000. See "Liquidity and Capital Resources" and "Asset/Liability Management" for further discussion of the Company's investment strategies.

The average yield earned on loans increased slightly to 7.61% for the six month period ended June 30, 2000 from 7.58% for the first six months of 1999. Loan yields in 2000 have been affected by increases in the yields on loans originated/purchased in the second half of 1999 and into 2000. Yields on loans were also positively affected by growth in the Company's commercial loan portfolio which has grown to approximately $73,600,000 at June 30, 2000 from $66,000,000 at June 30, 1999, an increase of $7,600,000 or 15.0%.

Commercial loans typically carry a higher yield than residential mortgages.

Average balances of mortgage-backed investments and bond investment securities were $176,753,000 and $75,094,000, respectively, for the six months ended June 30, 2000 as compared to $135,212,000 and $57,430,000, respectively, for the corresponding period in 1999. These balances, when combined, increased $59,205,000 or 30.7%. The yields on mortgage-backed investments and bond investment securities rose to 6.59% and 6.77%, respectively, in the first six months of 2000, from 6.54% and 6.57%, respectively, in the corresponding period in 1999. This was generally due to the acquisition of higher yielding securities over the past year.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2000 increased $2,809,000 or 26.1% compared to the same period in 1999, generally due to increases in the average balances of deposits and borrowed funds as well as the rates paid on borrowed funds. The average balance of core and time deposits rose to $230,537,000 and $171,468,000, respectively, for the second quarter of 2000 as compared to $189,521,000 and $162,045,000, respectively, for the corresponding period in 1999, for increases of 21.6% and 5.8%, respectively. The increases noted for the six months ended June 30, 2000 as compared to the same period in 1999 relates to the attractiveness of the Company's retail products and services in the marketplace it serves as well as reflecting some of the fallout from recent "in market" bank merger activity which has displaced many customers who have sought an alternative to their current banking relationship. The Company will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings. The average balances of borrowed funds increased overall during the six month period ending June 30, 2000 as compared to 1999, to $247,782,000 from $188,210,000, an increase of 31.7%. These increased borrowings were used to fund earning asset growth over the past year. The blended weighted average rate paid on deposits and borrowed funds was 4.18% for the six months ended June 30, 2000 as compared to 3.99% for the same period in 1999. The overall weighted average rates paid on borrowed funds increased to approximately 6.03% for the six months ended June 30, 2000 from 5.50% in 1999. This increase is reflective of the net cumulative effect of actions taken by the Federal Reserve over the past six to eight months to increase the inter-bank borrowing rate by 150 basis points. The Company will continue to evaluate the use of borrowing as an alternative funding source for asset growth in future periods. See "Asset/Liability Management" for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds. The weighted average rates paid on deposits was 3.03% for the six months ended June 30, 2000 as compared to 3.17% for the same period in 1999. The overall cost of deposits has declined in the first six months of 2000 as compared to the same period in 1999, generally due to the continued success of promotional efforts to attract core deposits (NOW accounts, demand deposits, savings and money markets), which typically have a lower cost of funds than time deposits and borrowings.

NON-INTEREST INCOME. Total non-interest income increased $533,000 or 15.5% in the first six months of 2000 in comparison to the same period in 1999. Customer service fees, which were $2,736,000 for the six months ended June 30, 2000 as compared to $2,035,000 for 1999, for an increase of $701,000 or 34.4%, rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios. Also, in May 2000, the Company was granted regulatory approval to sell insurance annuities. This and other brokerage related activities accounted for approximately $151,900 of the aforementioned increase in customer service fees. Loan servicing fees and gains on sales of mortgage loans were $159,000 and $542,000, respectively, for the first six months of 2000 as compared to $188,000 and $522,000, respectively, for the same period in 1999, a combined decrease of $9,000 or 1.3%. This generally is reflective of the diminished market for residential loan originations in 2000 as compared to 1999 and related lower volume of loans being originated and sold in the first six months of 2000 as compared to the same period in 1999. As the Company has been selling loans generally on a servicing released basis since 1996, the portfolio of loans serviced for others has declined which has caused the continued drop in loan servicing income.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Gains on sales of securities were $303,000 for the first six months of 2000 as compared to $405,000 for 1999 for a decrease of $102,000 or 25.2%. The decrease in gains on securities in 2000 is reflective of management's discussion to take fewer securities gains in 2000 as compared to 1999.

NON-INTEREST EXPENSES. Non-interest expenses for the six months ended June 30, 2000 increased $1,068,000 or 11.5% compared to the same period in 1999. Included in this increase in 2000, was approximately $220,000 of non-capitalizable, non-recurring expenses which related to the Company's conversion of its computer systems from an in-house mainframe to a third party service bureau. This expense was spread across various categories and is noted in the analyses below. Salaries and employee benefits increased 14.0% or $628,000 primarily due to the acquisition of Old Colony Mortgage in April 1999 (approximately $255,000) and increases related to the Brockton branch (opened May 1999) (approximately $75,000), the conversion of computer systems ($33,000) and other general increases salaries, commissions paid and customer service related staff levels. These increases correspond with the Company's strategic focus of attracting core deposits and new customer relationships. Occupancy expenses increased $100,000 or 6.4% primarily due to the acquisition of Old Colony Mortgage (approximately $60,000), the new supermarket branch as previously noted (approximately $25,000) and the system conversion ($17,000). Other non-interest expenses, including trust preferred expenses, also increased $340,000 or 3.7% for the six months ended June 30, 2000 in comparison to the same period in 1999. The aforementioned increases relates to the acquisition of Old Colony Mortgage ($62,000) and the Brockton branch ($26,000) and the systems conversion ($170,000) in addition to other inflationary and volume related increases.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses for the six months ended June 30, 2000 was $60,000 as compared to $260,000 for the same period in 1999. The reduction is generally attributable to continued strength and improvements in other asset quality factors, such as delinquency, charge offs, non-performing and "watched" assets that management uses to measure and evaluate the adequacy of loan loss reserve levels. The resulting level of loan loss reserves were approximately .98% of period end loans at June 30, 2000 as compared to .95% and .91% at December 31, and June 30, 1999, respectively.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate for the six months ended June 30, 2000 was 35.5% compared to 36.2% for the six months ended June 30, 1999. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates.

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

Rate Change                                 Estimated Exposure as a
(Basis Points)                              % of Net Interest Income
--------------                              ------------------------

   +200                                              (4.8)%
   -200                                               2.9%

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Management desires to expand its interest earning asset base in future periods primarily through growth in the Company's loan portfolio. Loans comprised approximately 58.4% of the average interest earning assets for the first six months of 2000. In the future, the Company intends to continue to be competitive in the residential mortgage market but plans to place greater emphasis on home equity and commercial loans. The Company generally has been, and expects to remain, active in pursuing wholesale opportunities to purchase loans. During the first half of 2000 and 1999, the Company acquired approximately $0 and $47,500,000, respectively, of residential first mortgages.

The Company has also used mortgage-backed investments (typically with weighted average lives of 3 to 7 years) as a vehicle for fixed and adjustable rate investments and as an overall asset/liability tool. These securities have been highly liquid given current levels of prepayments in the underlying mortgage pools and, as a result, have provided the Company with greater reinvestment flexibility.

The level of the Company's liquid assets and the mix of its investments may vary, depending upon management's judgment as to market trends, the quality of specific investment opportunities and the relative attractiveness of their maturities and yields. Management has been aggressively promoting the Company's core deposit products since the first quarter of 1995, particularly checking and NOW accounts. The success of this program has favorably impacted the overall deposit growth to date, despite interest rate and general market pressures, and has helped the Company to increase its customer base. Additionally, the Company, as well as many other area banks, has been the beneficiary of customer disruption and fallout related to in market bank mergers of larger institutions which has caused their customers to re-evaluate, and in some instances, change their banking relationships. However, given the strong performance of money market mutual funds and the equity markets in general, the Company and many of its peers have begun to see lower levels of growth in time deposits as compared to prior years as customers reflect their desire to increase their returns on investment. Management believes that the markets for future time deposit growth, particularly with terms in excess of 2 years, will remain highly competitive. Management will continue to evaluate future funding strategies and alternatives accordingly as well as to continue to focus its efforts on attracting core, retail deposit relationships.

The Company is also a voluntary member of the Federal Home Loan Bank ("FHLB") of Boston. This borrowing capacity assists the Company in managing its asset/liability growth because, at times, the Company considers it more advantageous to borrow money from the FHLB of Boston than to raise money through non-core deposits (i.e., certificates of deposit). Borrowed funds totaled $253,379,000 at June 30, 2000 compared to $259,751,000 at December 31, 1999.
These borrowings are primarily comprised of FHLB of Boston advances and have primarily funded residential loan originations and purchases as well as mortgage-backed investments and investment securities. Borrowing levels at December 31, 1999 also included approximately $18 million of draw-downs of cash from the Fed to prepare for anticipated larger than average cash withdrawals associated with potential customer demand in their preparations for the change of the century. This cash was generally returned to the Fed in early January 2000, with a corresponding decrease to borrowings.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The following table sets forth maturity and repricing information relating to interest sensitive assets and liabilities at June 30, 2000. The balance of such accounts has been allocated among the various periods based upon the terms and repricing intervals of the particular assets and liabilities. For example, fixed rate mortgage loans and mortgage-backed securities, regardless of "available for sale" classification, are shown in the table in the time periods corresponding to projected principal amortization computed based on their respective weighted average maturities and weighted average rates using prepayment data available from the secondary mortgage market.

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


                                                           At June 30, 2000
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

Assets subject to interest rate
 adjustment:
  Short-term investments........  $     230    $      -   $      -    $      -    $       -  $      -    $     230
  Bonds and obligations.........     43,926       7,088      5,000      16,557        3,647     2,043       78,261
  Mortgage-backed investments...     38,330      15,493     23,174      19,959       31,368    59,286      187,610
  Mortgage loans subject to
   rate review .................     36,124       8,032     15,275      19,349       29,519     6,389      114,688
  Fixed-rate mortgage loans.....     18,586      14,359     26,774      30,981       49,105   112,680      252,485
  Commercial and other loans....      7,496       9,718      1,580       1,227        2,613       437       23,071
                                  ---------    --------    -------    --------     --------  --------     --------
      Total.....................  $ 144,692    $ 54,690    $71,803    $ 88,073     $116,252  $180,835     $656,345
                                  ---------    --------    -------    --------     --------  --------     --------

Liabilities subject to interest
 rate adjustment:
 Money market deposit
  accounts......................     17,378           -          -           -            -         -       17,378
  Savings deposits - term
   certificates.................     80,289      45,548     22,866       6,229       13,502         -      168,434
  Other savings accounts........    175,415           -          -           -            -         -      175,415
  Borrowed funds................    126,812      33,067     59,000           -       10,000    24,500      253,379
                                  ---------    --------   --------    --------     --------   -------     --------
Total...........................    399,894      78,615     81,866       6,229       23,502    24,500      614,606
                                  ---------    --------   --------    --------     --------   -------     --------
Guaranteed preferred beneficial
interest in junior subordinated
debentures.....................   $       -    $      -   $      -    $      -     $      -   $12,048     $ 12,048
                                  ---------    --------   --------    --------     --------   -------     --------
Excess (deficiency) of rate-
 sensitive assets over rate-
 sensitive liabilities..........  $(255,202)   $(23,925)   (10,063)   $ 81,844     $ 92,750  $144,287     $ 29,691
                                  ---------    --------    -------    --------     --------  --------     --------

 Cumulative excess (deficiency)
 of rate-sensitive assets over
 rate sensitive liabilities.....  $(255,202)   $(279,127) $(289,190)  $(207,346)   $(114,596)$29,691
                                   =========   =========  =========   =========    ========= =======

Rate-sensitive assets as a
 percent of rate-sensitive
 liabilities (1)................    36.2%        41.7%       48.4%       63.4%       80.6%    104.7%


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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Liquidity and Capital Resources

Payments and prepayments on the Company's loan and mortgage-backed investment portfolios, sales of fixed rate residential loans, increases in deposits, borrowed funds and maturities of various investments comprise the Company's primary sources of liquidity. The Company is also a voluntary member of the FHLB of Boston and, as such, is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to outside sources. Qualified collateral generally consists of residential first mortgage loans, securities issued, insured or guaranteed by the U.S. Government or its agencies, and funds on deposit at the FHLB of Boston. Short-term advances may be used for any sound business purpose, while long-term advances may be used only for the purpose of providing funds to finance housing. At June 30, 2000, the Company had approximately $150,000,000 in unused borrowing capacity that is contingent upon the purchase of additional FHLB of Boston stock. Use of this borrowing capacity is also impacted by capital adequacy considerations.

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

Non-performing assets were $315,000 at June 30, 2000, compared to $616,000 at December 31, 1999, a decrease of $301,000 or 48.9%. The Company's percentage of delinquent loans to total loans was .21% at June 30, 2000, as compared to .28% at December 31, 1999. Management believes that while delinquency rates and non-performing assets remain at relatively low levels at June 30, 2000, it is likely that at some point in the future some degree of economic slow down is likely which in turn may result in future increases in problem assets and loan loss provisions. Management continues to monitor the overall economic environment and its potential effects on future credit quality on an ongoing basis.

At June 30, 2000, the Company had outstanding commitments to originate, purchase and sell residential mortgage loans in the secondary market amounting to $14,280,000, $0 and $3,733,000, respectively. The Company also has outstanding commitments to grant advances under existing home equity lines of credit amounting to $14,230,000. Unadvanced commitments under outstanding commercial and construction loans totaled $11,677,000 as of June 30, 2000. The Company believes it has adequate sources of liquidity to fund these commitments.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The Company's total stockholders' equity was $29,009,000 or 4.1% of total assets at June 30, 2000, compared with $27,832,000 or 4.0% of total assets at December 31, 1999. The increase in total stockholders' equity of approximately $1,177,000 or 4.2% primarily resulted from net income earned in the first six months of 2000, and decreases in the unrealized loss on market value of available for sale securities, net of taxes, offset in part by stock repurchases and dividends paid or payable, by the Company.

The Company issued $12,650,000 of 8.25% Trust Preferred Securities in June 1998. Under current regulatory guidelines, trust preferred securities are allowed to represent up to approximately 25% of the Company's Tier 1 capital with any excess amounts available as Tier 2 capital. As of June 30, 2000, approximately $11,194,000 of these securities was included in Tier 1 capital.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a "well-capitalized" classification. At June 30, 2000, the Company's Tier 1 leverage capital ratio was approximately 5.84%. In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% (6.00% for "well-capitalized") and a minimum ratio of total capital to risk-weighted assets of 8.00% (10.00% for "well-capitalized"). At June 30, 2000, the Company's Tier 1 and total risk-based capital ratios were approximately 10.81% and 12.15%, respectively. The Company is categorized as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.). The Bank is also categorized as "well-capitalized" as of June 30, 2000.

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

PROPOSED ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement, as amended for SFAS Nos. 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of this Statement will have a material impact on the Company's financial position or results of operation.

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

         (a) Not applicable.
         (b) Not applicable.
         (c) Not applicable.
         (d) Not applicable.

Item 3.         Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

(c) The following is a brief description of the matters voted upon at the Annual Meeting, including the tabulation of votes.

1.       Election of three directors, each for a three-year term.

                                                    Votes For    Votes Withheld
                                                    ---------    --------------

                William F. Borhek                   2,455,802      48,220
                A. Stanley Littlefield              2,450,412      53,610
                Rodney D. Henrikson                 2,451,982      52,040

2. To approve the Abington Bancorp, Inc. 2000 Incentive and Nonqualified Stock Option Plan.

                                                    Number of Shares
                                                    ----------------

                           For                        2,265,627
                           Against                      218,575
                           Abstain                       19,819

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

                    3.1 Articles of Organization of the Company incorporated by reference to the Company's Registration Statement on Form 8-A, effective January 13, 1997.

                    3.2 By-Laws of the Company, incorporated by reference to the Company's quarterly report on Form 10-Q for the first quarter of 2000, filed on May 12, 2000.

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

                  10.16 Abington Bancorp, Inc. 2000 Incentive and Nonqualified Stock Option Plan, incorporated by reference herein to Appendix A to the Company's proxy statement relating to its annual meeting held on May 16, 2000, filed with the Commission on April 13, 2000.

                  10.17 Abington Bancorp, Inc. Board of Directors Transition and Retirement Plan, filed herewith.

                   11.1 A statement regarding the computation of earnings per share is included in Note D to Unaudited Consolidated Financial Statements included in this Report.

                   27.1        Financial Data Schedule, June 30, 2000

     (b) Reports on Form 8-K.

          The Company filed no reports on Form 8-K during the second quarter of 2000.

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

                             ABINGTON BANCORP, INC.
                             ----------------------
                                    (Company)

Date:  August 11, 2000       By  /s/ James P. McDonough
                             --------------------------
                             James P. McDonough
                             President and Chief Executive Officer

Date:  August 11, 2000       By /s/ Robert M. Lallo
                             ----------------------
                             Robert M. Lallo
                             Treasurer
                             (Principal Financial Officer)

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

                  3.1 Articles of Organization of the Company incorporated by reference to the Company's Registration Statement on Form 8-A, effective January 13, 1997.

                  3.2 By-Laws of the Company, incorporated by reference to the Company's quarterly report on Form 10-Q for the first quarter of 2000, filed on May 12, 2000.

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

                  10.16 Abington Bancorp, Inc. 2000 Incentive and Nonqualified Stock Option Plan, incorporated by reference herein to Appendix A to the Company's proxy statement relating to its annual meeting held on May 16, 2000, filed with the Commission on April 13, 2000.

                  10.17 Abington Bancorp, Inc. Board of Directors Transition and Retirement Plan, filed herewith.

                  11.1 A statement regarding the computation of earnings per share is included in Note D to Unaudited Consolidated Financial Statements included in this Report.

                  27.1         Financial Data Schedule, June 30, 2000

--------------------


*  Management contract or compensatory plan or arrangement.