Form 10-Q
period 2000-09-30
ABINGTON BANCORP INC
filed 2000-11-13
CIK 812146

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   -------------------------------------------


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES
            EXCHANGE ACT OF 1934 for Quarter Ended September 30, 2000


                   -------------------------------------------


                         Commission File Number 0-16018


                             ABINGTON BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        MASSACHUSETTS                                                           04-3334127
---------------------------------                                      ----------------------------
(State or Other Jurisdiction                                           (I.R.S.  Identification No.)
of Incorporation or Organization)


536 WASHINGTON STREET, ABINGTON, MASSACHUSETTS                                    02351
----------------------------------------------                          ---------------------------
(Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number, including area code            (781) 982-3200
                                                              --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 3,067,000 shares as of November 10, 2000.

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

                             ABINGTON BANCORP, INC.
                                    FORM 10-Q

                                      INDEX


                                                                                                   PAGE

Part I          Financial Information

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of September 30, 2000
                  (Unaudited) and December 31, 1999..........................................         4

                  Consolidated Statements of Operations (Unaudited) for the
                  Three and Nine Months Ended September 30, 2000 and 1999....................         5

                  Consolidated Statements of Changes in Stockholders'
                  Equity (Unaudited) for the Nine Months Ended
                  September 30, 2000 and 1999................................................         6

                  Consolidated Statements of Comprehensive Income for the Three and
                  Nine Months Ended September 30, 2000 and 1999..............................         7

                  Consolidated Statements of Cash Flows (Unaudited)
                  for the Nine Months Ended September 30, 2000 and 1999......................         8

                  Notes to Unaudited Consolidated Financial Statements.......................         10

Item 2.  Management's Discussion and Analysis of Consolidated
         Financial Condition and Results of Operations.......................................         16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........................         33

Part II           Other Information

Item 1.           Legal Proceedings..........................................................         34

Item 2.           Change in Securities.......................................................         34

Item 3.           Defaults upon Senior Securities............................................         34

Item 4.           Submission of Matters to a Vote of Security Holders........................         34

Item 5.           Other Information..........................................................         34

Item 6.           Exhibits and Reports on Form 8-K...........................................         34

Signature Page...............................................................................         38

Index to Exhibits ...........................................................................         39

-------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
-------------------------------------------------------------------------------


                                                                       September 30,           December 31,
                                                                           2000                     1999
                                                                           ----                     ----
                                                                                 (In Thousands)

         ASSETS

         Cash and due from banks.....................                 $   28,746                $   33,497
         Short-term investments......................                      1,707                       225
                                                                         -------                   -------

           Total cash and cash equivalents...........                     30,453                    33,722
                                                                         -------                   -------

         Loans held for sale.........................                      6,538                     2,730
         Securities available for sale - at
             market value............................                    277,772                   235,623
         Loans.......................................                    379,536                   389,681
           Less:
             Allowance for possible loan losses......                     (3,808)                   (3,701)
                                                                         -------                   -------
             Loans, net..............................                    375,728                   385,980
                                                                         -------                   -------

         Federal Home Loan Bank stock................                     12,910                    12,910
         Banking premises and equipment, net.........                      9,598                     9,037
         Other real estate owned, net................                          -                         -
         Intangible assets...........................                      2,823                     3,161
         Bank owned life insurance - contract value..                      3,456                     3,348
         Other assets................................                      9,140                     9,739
                                                                         -------                   -------
                                                                      $  728,418                $  696,250
                                                                         =======                   =======
         LIABILITIES AND STOCKHOLDERS' EQUITY

         Deposits....................................                 $  437,069                $  389,692
         Short-term borrowings.......................                     85,579                   152,551
         Long-term debt..............................                    155,916                   107,200
         Accrued taxes and expenses..................                      3,414                     2,552
         Other liabilities...........................                      1,725                     4,413
                                                                         -------                   -------
             Total liabilities.......................                    683,703                   656,408
                                                                         -------                   -------
         Guaranteed preferred beneficial interest in the
          Company's junior subordinated debentures, net                   12,068                    12,010

         Commitments and contingencies
         Stockholders' equity:
           Serial preferred stock, $.10 par value,
             3,000,000 shares authorized; none issued.                         -                         -
           Common stock, $.10 par value 12,000,000
             shares authorized; 4,873,000 and 4,834,000
             shares issued in 2000 and 1999, respectively                    487                       483
           Additional paid-in capital................                     22,815                    22,610
           Retained earnings.........................                     28,811                    26,176
                                                                         -------                   -------
                                                                          52,113                    49,269
           Treasury stock - 1,806,000 and 1,641,000 shares
           in 2000 and 1999, respectively, at cost...                    (17,584)                  (15,885)
           Compensation plans........................                        112                        29
           Other accumulated comprehensive income -
           Net unrealized loss on available for
             sale securities, net of taxes...........                     (1,994)                   (5,581)
                                                                         -------                   -------
             Total stockholders' equity..............                     32,647                    27,832
                                                                         -------                   -------
                                                                      $  728,418                $  696,250
                                                                         =======                   =======

     See accompanying notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
-------------------------------------------------------------------------------


                                                                  Three Months Ended             Nine Months Ended
                                                                      September 30                   September 30
                                                                      ------------                   ------------
                                                                  2000           1999            2000          1999
                                                                  ----           ----            ----          ----
                                                                           (In thousands, except per share data)

Interest and dividend income:
  Interest and fees on loans..................................     $ 7,332       $ 7,004      $   21,988     $ 20,548
  Interest on mortgage-backed investments.....................       3,227         2,443           9,050        6,862
  Interest on bonds and obligations...........................       1,489         1,185           4,032       3,071
  Dividend income.............................................         272           174             740          509
  Interest on short-term investments..........................          16            15              43           32
                                                                ----------    ----------     -----------   ----------
    Total interest and dividend income........................      12,336        10,821          35,853       31,022
                                                                ----------    ----------     -----------   ----------
Interest expense:
 Interest on deposits.........................................       3,307         2,878           9,407        8,459
 Interest on short-term borrowings............................       1,459         1,280           5,550        3,124
 Interest on long-term debt...................................       2,623         1,813           6,001        5,148
                                                                ----------    ----------     -----------   ----------

    Total interest expense....................................       7,389         5,971          20,958       16,731
                                                                ----------    ----------     -----------   ----------

Net interest income...........................................       4,947         4,850          14,895       14,291
Provision for possible loan losses............................           -           190              60          450
                                                                ----------    ----------     -----------   ----------
Net interest income, after provision for
  Possible loan losses........................................       4,947         4,660         14,835       13,841
                                                                ----------    ----------     -----------   ----------
Non-interest income:
  Loan servicing fees.........................................          80           91             239          279
  Other customer service fees.................................       1,739         1,194          4,475        3,229
  Gain on sales of securities, net............................          99           152            402          557
  Gain on sales of mortgage loans, net........................         336           384            878          906
  Gain on sales and write-down of
  other real estate owned,  net...............................           -            -               -           68
Other.........................................................         127            82            357          301
                                                                ----------    ----------     -----------   ----------
    Total non-interest income.................................       2,381         1,903          6,351         5,340
                                                                ----------    ----------     -----------   ----------
Non-interest expense:
  Salaries and employee benefits..............................       2,926         2,289           8,033        6,768
  Occupancy and equipment expenses............................         718           837           2,392        2,411
  Trust preferred securities expense .........................         280           280             840          840
  Other non-interest expense..................................       1,592         1,555           4,579        4,202
                                                                ----------    ----------     -----------   ----------
    Total non-interest expense................................       5,516         4,961          15,844       14,221
                                                                ----------    ----------     -----------   ----------
Income before provision for income
   taxes......................................................       1,812         1,602           5,342        4,960
Provision for income taxes....................................         632           569           1,887        1,784
                                                                ----------    ----------     -----------   ----------
    Net income ...............................................  $    1,180        $1,033        $  3,455     $  3,176
                                                                ==========    ==========     ===========   ==========
Earnings per share
   Basic -
       Net income per share...................................  $      .39        $  .32        $   1.13     $    .96
                                                                ==========    ==========     ===========   ==========
       Weighted average common shares.. ......................   3,055,000     3,277,000       3,068,000    3,299,000
                                                                ==========    ==========     ===========   ==========
Diluted -
   Net income per share.......................................  $      .37        $  .30        $   1.08     $    .91
                                                                ==========    ==========     ===========   ==========
Weighted average common  shares and
  share  equivalents..........................................   3,167,000     3,441,000       3,191,000    3,481,000
                                                                ==========    ==========     ===========   ==========

Dividends per  share..........................................   $     .09        $  .05        $    .27     $    .30
                                                                ==========    ==========     ===========   ==========

     See accompanying notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
-------------------------------------------------------------------------------


                                                                                                        Net
                                                                                                     Unrealized
                                                                                                        Gain
                                                                                                      (Loss) on
                                                              Additional                              Available
                                                   Common     Paid-In       Retained      Treasury    for Sale    Compensa-
                                                    Stock      Capital      Earnings        Stock     Securities  tion Plans  Total

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                          (In thousands)

Balance at December 31, 1999...................  $  483        $22,610    $   26,176      $(15,885)     $(5,581)    $  29   $27,832
Net income.....................................       -              -         3,455             -            -         -     3,455
Issuance of stock..............................       4            156             -             -            -         -       160
Change in obligation related to directors
   deferred stock plan.........................       -              -             -             -            -        22        22
Amortization of unearned compen-
  sation - ESOP................................       -             49             -             -            -        61       110
Decrease in unrealized loss  on
  available for sale securities,
  net of taxes.................................       -              -             -             -        3,587         -     3,587
Repurchase of stock............................       -              -             -        (1,699)           -         -    (1,699)
Dividends declared ($.27 per share)............       -              -          (820)            -            -         -      (820)
                                                  -----        --------      --------      --------     --------   -------  -------
Balance at September 30, 2000 .................   $ 487        $ 22,815    $  28,811      $(17,584)     $(1,994)   $  112   $32,647
                                                  =====        ========      ========      ========     ========   =======  =======

Balance at December 31, 1998...................   $ 480        $ 21,830    $  23,182      $(13,283)     $   965    $ (114)  $33,060

Net income.....................................       -               -        3,176             -            -         -     3,176
Change in obligation related to directors
   deferred stock plan.........................       -               -            -             -            -        49        49
Decrease in unearned compensation - ESOP.......       -               -            -             -            -        62        62
Decrease in unrealized gain on available for sale
   securities, net of taxes....................       -               -            -             -       (4,260)        -    (4,260)
Issuance of stock..............................       3             140            -             -            -         -       143
Repurchase of stock............................       -               -            -        (1,476)           -         -    (1,476)
Dividends declared ($.30 per share)............       -               -         (995)            -            -         -      (995)
                                                  -----        --------      --------      --------     --------   -------  -------
Balance at September 30, 1999..................   $ 483        $ 21,970    $  25,363      $(14,759)     $(3,295)   $   (3)  $29,759
                                                  =====        ========      ========      ========     ========   =======  =======

     See accompanying notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
-------------------------------------------------------------------------------

                                                                       Three Months Ended                 Nine Months Ended
                                                                         September 30,                      September 30,

                                                                      2000             1999               2000              1999
                                                                      ----             ----               ----              ----

(Dollars in thousands)


Net income, as reported                                                 $1,180            $1,033            $3,455           $3,176

Change in unrealized gains/(losses) on available
  for sale securities, net of taxes                                      2,646            (1,362)            3,848           (3,904)
Less: Reclassification adjustment for available
 for sale securities gains included in net income,
 net of taxes                                                               64                97               261              356
                                                                       -------         ----------         --------          -------

Comprehensive income (loss)                                            $ 3,762         $    (426)         $  7,042          $(1,084)
                                                                       =======         ==========         ========          ========

-------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
-------------------------------------------------------------------------------

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                   -------------------------------

                                                                                   2000                       1999
                                                                                   ----                       ----
                                                                                          (In thousands)

Cash flows from operating activities:
Net income....................................................              $      3,455                $      3,176

Adjustments to reconcile net income to net cash provided (used) by operating activities

Provision for loan losses.....................................                        60                        450
(Gain) loss on sales and write-down of
  other real estate owned, net................................                         -                        (68)
Amortization, accretion and depreciation,
  net  .......................................................                     1,388                      1,361
Gain on sales of securities, net..............................                      (402)                      (557)
Loans originated for sale in the
  secondary market............................................                   (48,975)                  ( 78,415)
  Proceeds from sales of loans................................                    46,045                     78,953
  Gain on sales of mortgage loans, net........................                      (878)                      (906)
  Other, net..................................................                    (2,030)                      (511)
                                                                              -----------                   --------
Net cash provided (used) by operating
  activities..................................................                $   (1,337)                    $3,483
                                                                              -----------                   -------

Cash flows from investing activities:
Net cash paid for Old Colony acquisition......................                         -                     (1,113)
Proceeds from sales of available for sale
  securities..................................................                     4,613                      6,350
Proceeds from principal payments on
  available for sale securities...............................                    16,297                     29,866
Purchase of available for sale securities.....................                   (58,212)                   (82,083)
Loans (originated/purchased) paid, net........................                    10,194                    (20,559)
Purchases of FHLB stock.......................................                         -                     (1,845)

     See accompanying notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)
-------------------------------------------------------------------------------


                                                                                             Nine Months Ended
                                                                                              September 30,
                                                                              -----------------------------------------

                                                                              2000                                 1999
                                                                              ----                                 ----
                                                                                            (In thousands)

Purchase of banking premises and equipment
  and improvements to other real estate
  owned................................................................       $   (1,621)                   $(1,566)
Proceeds from sales of other real estate
  owned................................................................                -                         68
                                                                              -----------                   --------
Net cash provided (used) by investing
  activities...........................................................          (28,729)                   (70,882)
                                                                              -----------                   --------

Cash flows from financing activities:
Net increase in deposits...............................................           47,377                     18,830
Net increase (decrease) in borrowings with original
  maturities of three months or less...................................          (61,972)                    65,822
Proceeds from short-term borrowings with
  maturities in excess of three months.................................                -                      5,000
Principal payments on short-term borrow-
  ings with maturities in excess of
  three months.........................................................           (5,000)                   (35,000)
Proceeds from issuance of long-term debt...............................           66,717                     46,700
Principal payments on long term debt...................................          (18,000)                   (35,000)
Proceeds from issuance of stock .......................................              152                        192
Purchase of treasury stock.............................................           (1,699)                    (1,476)
Cash paid for dividends................................................             (778)                      (995)
                                                                              -----------                   --------
Net cash provided from financing
  activities...........................................................           26,797                     64,073
                                                                              -----------                   --------
Net increase (decrease)in cash and cash
  equivalents..........................................................           (3,269)                    (3,326)
Cash and cash equivalents at beginning of
  period...............................................................           33,722                     19,717
                                                                              -----------                   --------
Cash and cash equivalents at end of period.............................       $   30,453                    $16,391
                                                                              ===========                   ========
Supplemental cash flow information:
Interest paid on deposits..............................................       $    9,407                    $ 8,490
Interest paid on borrowed funds........................................           11,117                      8,455
Income taxes paid......................................................            1,934                      1,228
Transfer to other real estate owned,
  net..................................................................                -                          -
Acquisitions:
  Liabilities assumed..................................................       $        -                    $ 3,370
  Less:  Assets purchased                                                              -                      3,688
        Premium paid                                                                   -                        795
                                                                              -----------                   --------
Net cash paid                                                                 $        -                    $(1,113)
                                                                              ===========                   ========

     See accompanying notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
-------------------------------------------------------------------------------


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

The accompanying consolidated financial statements as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 have been prepared by the Company without audit, and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to reflect a fair statement of the results of the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the footnotes contained in the Company's consolidated financial statements as of and for the year ended December 31, 1999, which are included in the Company's Annual Report to Stockholders. Interim results are not necessarily indicative of results to be expected for the entire year. All significant intercompany balances and transactions have been eliminated in consolidation.

-------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2000 (continued)
--------------------------------------------------------------------------------

B)       DIVIDEND DECLARATION

The Board of Directors of Abington Bancorp., Inc. declared a cash dividend of $.09 per share to holders of its common stock in September, 2000. This dividend was payable on October 25, 2000 to stockholders of record as of the close of business on October 11, 2000.

-------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2000 (continued)
-------------------------------------------------------------------------------

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

As of November 10, 2000, the Company had repurchased 932,600 shares of its common stock under these plans at a total cost of approximately $13,882,000.

D)      Earnings per Share

The primary difference between basic and fully diluted average common shares outstanding for the periods presented relates to options issued to officers and directors which are currently exercisable and are not anti-dilutive. The calculation of common stock equivalents for fully diluted per share computations excludes options which are not yet currently exercisable and /or have an exercise price in excess of the average closing price of the Company's stock for the period presented. At September 30, 2000 there were approximately 296,600 options with exercise prices ranging from $10.50 to $20.75 which were considered anti-dilutive and were excluded from fully diluted calculations.

-------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2000 (continued)
-------------------------------------------------------------------------------

E)      Business Segments


September 30, 2000:

                                                              Community         Mortgage
                                                              Banking           Banking        Other   Elimination       Total
                                                              ---------         --------       -----   -----------       -----

 Securities                                                 $  277,772          $      -      $    -     $      -      $277,772
 Net loans                                                     382,194             6,538           -       (6,466)      382,266
 Net assets                                                    740,714             7,965      47,254      (67,515)      728,418
 Total deposits                                                438,997                 -           -       (1,928)      437,069
 Total borrowings                                              241,495             6,466           -       (6,466)      241,495
 Total liabilities                                             685,492             6,605                   (8,394)      683,703


Three months ended


 Total interest income                                      $   12,354          $     74        $ 13        $(105)    $  12,336
 Total interest expense                                          7,419                75           -         (105)        7,389
 Net interest margin                                             4,935                (1)         13            -         4,947
 Provisions for possible loan losses                                 -                 -           -            -             -
 Total non-interest income                                       2,045               367           -          (31)        2,381
 Total non-interest expense                                      4,824               370         322            -         5,516
 Net income                                                      1,412               (10)       (202)         (20)        1,180


Nine months ended


 Total interest income                                      $   35,883        $      234        $ 51        $(315)    $  35,853
 Total interest expense                                         21,054               219           -         (315)       20,958
 Net interest margin                                            14,829                15          51            -        14,895
 Provisions for possible loan losses                                60                 -           -            -            60
 Total non-interest income                                       5,473             1,068           -         (190)        6,351
 Total non-interest expense                                     13,753             1,141         950            -        15,844
 Net income                                                      4,235               (64)       (591)        (125)        3,455

-------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2000 (continued)
-------------------------------------------------------------------------------


E)      Business Segments (continued)


September 30 1999:


                                                              Community         Mortgage
                                                              Banking           Banking     Other   Elimination    Total
                                                              ---------         --------    -----   -----------    -----

 Securities                                                  $  220,767         $     -     $   -   $       -    $220,767
 Net loans                                                      384,694           4,269         -      (4,179)    384,784
 Net assets                                                     656,288           5,759    45,515     (51,201)    656,361
 Total deposits                                                 388,137               -         -      (5,354)    382,783
 Total borrowings                                               227,854           4,179         -      (4,179)    227,854
 Total liabilities                                              619,832           4,312         -      (9,533)    614,611


Three months ended


 Total interest income                                       $   10,821          $   80    $    9   $     (89)   $ 10,821
 Total interest expense                                           5,987              73         -         (89)      5,971
 Net interest margin                                              4,834               7         -           -       4,850
 Provisions for possible loan losses                                190               -         9           -         190
 Total non-interest income                                        1,532             434         -         (63)      1,903
 Total non-interest expense                                       4,215             431       315           -       4,961
 Net income                                                       1,270              (2)     (196)        (39)      1,033


Nine months ended


 Total interest income                                       $   31,001         $    132    $  16    $   (127)    $31,022
 Total interest expense                                          16,736              122        -        (127)     16,731
 Net interest margin                                             14,265               10       16           -      14,291
 Provisions for possible loan losses                                450                -        -           -         450
 Total non-interest income                                        4,610              793        -         (63)      5,340
 Total non-interest expense                                      12,452              826       943          -      14,221
 Net income                                                       3,814              (22)     (577)       (39)      3,176

-------------------------------------------------------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


F)      Pension Plan Curtailment


As part of a program to redesign its retirement benefits, the Board of Directors voted October 10, 2000 to freeze the Company's defined benefit, non-contributory pension plan (the Plan) effective as of October 31, 2000 and terminate the Plan effective on or about December 31, 2000. In connection therewith, the Company intends to amend the Plan to improve the benefit formula for current employees and permit payment of lump sums from the Plan.

Excess assets of the Plan, after considering the impact of Plan amendments, asset returns and other associated administrative expenses are expected to be adequate to be able to satisfy the obligations of the Plan, as amended. Any residual excess will be refunded to the Company.

As part of the redesign of retirement benefits, the Bank added, effective in November 2000, a 3% automatic contribution to the 401(k) plan for all employees even if they do not separately contribute to that plan. Such contribution is being made for all eligible participants based on their W-2 compensation.

As a result of the decision to freeze and terminate the Plan, the Company does not expect to recognize a material curtailment gain (or loss). A settlement gain is expected to be recognized after the receipt of all necessary regulatory approvals and settlement of plan obligations which are expected to occur in 2001.

-------------------------------------------------------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

GENERAL

The Company's results of operations depend primarily on its net interest income after provision for possible loan losses, its revenue from other banking services and non-interest expenses. The Company's net interest income depends upon the net interest rate spread between the yield on the Company's loan and investment portfolios and the cost of funds, consisting primarily of interest expense on deposits and Federal Home Loan Bank advances. The interest rate spread is affected by the match between the maturities or repricing intervals of the Company's assets and liabilities, the mix and composition of interest sensitive assets and liabilities, economic factors influencing general interest rates, loan prepayment speeds, loan demand and savings flows, as well as the effect of competition for deposits and loans. The Company's net interest income is also affected by the performance of its loan portfolio, amortization or accretion of premiums or discounts on purchased loans and mortgage-backed securities, and the level of non-earning assets. Revenues from loan fees and other banking services depend upon the volume of new transactions and the market level of prices for competitive products and services. Non-interest expenses depend upon the efficiency of the Company's internal operations and general market and economic conditions.

NET INTEREST INCOME

Net interest income is affected by the mix and volume of assets and liabilities, the movement and level of interest rates and interest spread, which is the difference between the average yield received on earning assets and the average rate paid on deposits and borrowings. The Company's net interest rate spread was 2.88% and 2.94% for the quarter and nine months ended September 30, 2000, respectively and 3.11% and 3.20% for the quarter and nine months ended September 30, 1999, respectively.

The level of nonaccrual (impaired) loans and other real estate owned can have an impact on net interest income but balances in these categories have generally been immaterial in 1999 and 2000. At September 30, 2000, the Company had $280,000 in non-accrual loans, and no other real estate owned, compared to $616,000 in non-accrual loans and no other real estate owned as of December 31, 1999 and $648,000 in non-accrual loans and no other real estate owned as of September 30, 1999.

-------------------------------------------------------------------------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------


The table below presents the components of interest income and expense for the major categories of assets and liabilities for the periods indicated.


                                                          Three Months Ended              Nine Months Ended
                                                              September 30                    September 30
                                                          ------------------              -----------------
                                                          2000            1999             2000         1999
                                                          ----            ----             ----         ----

                                                                        (In Thousands)
Interest and dividend income:
 Interest and fees on loans.................         $    7,332      $   7,004        $  21,988         $20,548
 Interest on mortgage-backed investments....              3,227          2,443            9,050           6,862
 Interest on bonds and obligations..........              1,489          1,185            4,032           3,071
 Dividend income............................                272            174              740             509
 Interest on short-term investments.........                 16             15               43              32
                                                     -----------     ---------      -----------        --------
  Total interest and dividend income........         $   12,336      $  10,821        $  35,853         $31,022
                                                     -----------     ---------      -----------        --------

Interest expense:
 Interest on deposits.......................              3,307          2,878            9,407           8,459
 Interest on short-term borrowings..........              1,459          1,280            5,550           3,124
 Interest on long-term debt.................              2,623          1,813            6,001           5,148
                                                     -----------     ---------      -----------        --------
  Total interest expense....................              7,389          5,971           20,958          16,731
                                                     -----------     ---------      -----------        --------
Net interest income.........................         $    4,947      $   4,850        $  14,895        $ 14,291
                                                     ===========     =========      ===========        ========

A breakdown of the components of the Company's net interest-rate spread is as follows:


                                                            Three Months Ended                 Nine Months Ended
                                                                September 30                      September 30
                                                             ----------------                   ----------------
                                                             2000         1999              2000           1999
                                                             ----         ----              ----           ----
Weighted average yield earned on:
   Loans.....................................                7.73%       7.53%              7.65%          7.55%
   Mortgage-backed investments...............                6.89        6.43               6.69           6.49
   Bonds and obligations.....................                7.01        6.80               6.91           6.65
   Marketable and other equity securities....                4.95        4.02               4.65           4.15
   Short-term investments....................                7.99        6.50               5.50           6.37

Weighted average yield earned on
   interest-earning assets....................               7.31        7.07               7.20           7.10

Weighted average rate paid on:
   NOW and non-interest NOW deposits..........                .42         .44                .43            .47
     Savings deposits.........................               2.27        2.20               2.25           2.16
     Time deposits............................               5.67        5.11               5.38           5.12
     Total deposits...........................               3.15        3.01               3.07           3.03
     Short-term borrowings....................               6.70        5.19               6.10           5.07
     Long-term debt...........................               6.56        5.99               6.34           5.89

   Weighted average rate paid on
   deposits and borrowings....................               4.43        3.97               4.26           3.91

Net interest-rate spread......................               2.88%       3.11%              2.94%          3.20%

-------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
-------------------------------------------------------------------------------


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


                                                             THREE MONTHS ENDED SEPTEMBER 30
                                                      ----------------------------------------------
                                                                     2000 vs. 1999
                                                                   INCREASE (DECREASE)
                                                      ----------------------------------------------
                                                                         DUE TO
                                                      ----------------------------------------------
                                                          VOLUME           RATE            TOTAL
                                                      ----------------------------------------------
                                                                   (In thousands)

Interest and dividend income:

 Loans..............................                     $    249       $         79        $    328
 Mortgage-backed investments........                          727                 57             784
 Bonds and obligations..............                          294                 10             304
 Equity securities..................                           81                 17              98
 Short-term investments.............                           (4)                 5               1
                                                         --------        -----------        --------

      Total interest and dividend
       income........................                       1,347                168           1,515
                                                         --------        -----------        --------
Interest expense:
  NOW deposits.......................                          26                 (7)             19
  Savings deposits...................                          52                  6              58
  Time deposits......................                         228                124             352
  Short-term borrowings..............                        (347)               526             179
  Long-term debt.....................                         755                 55             810
                                                         --------        -----------        --------
      Total interest expense.........                         714                704           1,418
                                                         --------        -----------        --------

Net interest income..................                    $    633        $      (536)       $     97
                                                         ========        ===========        ========

-------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
-------------------------------------------------------------------------------



                                                              NINE MONTHS ENDED SEPTEMBER 30
                                                      ------------------------------------------------
                                                                     2000 vs. 1999
                                                                   INCREASE (DECREASE)
                                                      ------------------------------------------------
                                                                           DUE TO
                                                      ------------------------------------------------
                                                           VOLUME            RATE            TOTAL
                                                      ------------------------------------------------
                                                                       (In thousands)
Interest and dividend income:

 Loans..............................                      $  1,233        $       207        $  1,440
 Mortgage-backed investments........                         2,021                167           2,188
 Bonds and obligations..............                           866                 95             961
 Equity securities..................                           177                 54             231
 Short-term investments.............                            17                 (6)             11
                                                          --------        -----------        --------

      Total interest and dividend
       income........................                        4,314                517           4,831
                                                          --------        -----------        --------
Interest expense:
  NOW deposits.......................                           60                (34)             26
  Savings deposits...................                          176                 61             237
  Time deposits......................                          407                278             685
  Short-term borrowings..............                        1,836                590           2,426
  Long-term debt.....................                          504                349             853
                                                          --------        -----------        --------
      Total interest expense.........                        2,983              1,244           4,227
                                                          --------        -----------        --------

Net interest income..................                     $  1,331        $      (727)       $    604
                                                          ========        ===========        ========

-------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
-------------------------------------------------------------------------------


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

GENERAL. Net income for the quarter ended September 30, 2000 was $1,180,000 or $.37 per diluted share compared to net income of $1,033,000 or $.30 per diluted share in the corresponding period of 1999, a net increase of $147,000 or 14.2% in net income or 23.3% on a per diluted share basis. The overall increase in net income was mainly attributable to increases in net interest income and customer service fees and decreases in provision for loan losses, offset in part by increases in non-interest expense.

INTEREST AND DIVIDEND INCOME. Interest and dividend income increased $1,515,000 or 14.0% during the three month period ended September 30, 2000, as compared to the same period in 1999. The increase was attributable to increases in the volume of earning assets and to a lesser degree the yield earned on those assets. The balance of average earning assets for the three month period ended September 30, 2000 was approximately $674,643,000 as compared to $612,119,000 for the same period in 1999, an overall increase of $62,524,000 or 10.2%. The increase in earning assets was, in part, due to increases in average loan balances which were $379,621,000 for the three months ended September 30, 2000, as compared to $372,047,000 for the same period in 1999, an increase of $7,574,000 or 2.0%. This increase was generally caused by larger volumes of commercial loan originations in 1999 and into 2000 as well as higher residential loan balances which were the result of loan originations/purchases throughout 1999 and into 2000. See "Liquidity and Capital Resources" and "Asset/Liability Management" for further discussion of the Company's investment strategies.

The average yield earned on loans increased to 7.73% for the third quarter of 2000 from 7.53% for the corresponding period in 1999. Loan yields in 2000 have been affected by increases in yields on loans originated/purchased in the second half of 1999 and into 2000, which has been influenced by the increasing of interest rates by the Federal Reserve Bank (see later discussion). The yield on loans was also positively affected by growth in the Company's commercial loan portfolio which has grown to approximately $76,800,000 at September 30, 2000 from $68,500,000 at September 30, 1999, an increase of $8,300,000 or 12.1%.
Commercial loans typically carry a higher yield than residential mortgages.

Average balances of mortgage-backed investments and bond investment securities were $187,222,000 and $85,018,000, respectively, for the three months ended September 30, 2000 as compared to $152,089,000 and $69,726,000, respectively, for the corresponding period in 1999. These balances, when combined, increased $50,425,000 or 22.7%. The yield on mortgage-backed investments and bond investment securities increased to 6.89% and 7.01%, respectively, in the third quarter of 2000 as compared to 6.43% and 6.80%, for the same period in 1999. This is generally due to the acquisition of higher yielding securities over the past year. During 2000, management has strategically acquired mortgage-backed and investment securities in-lieu of acquiring residential loans in order to provide the Company with better overall yields. These investments were generally of AAA-rated quality and represented a better fit to the balance sheet for asset-liability purposes.

-------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
-------------------------------------------------------------------------------

INTEREST EXPENSE. Interest expense for the quarter ended September 30, 2000 increased $1,418,000 or 23.7% compared to the same period in 1999, generally due to increases in the average balances of deposits and borrowed funds and increases in the rates paid on those funds. The average balance of core and time deposits rose to $246,123,000 and $173,672,000, respectively, for the third quarter of 2000 as compared to $217,436,000 and $165,246,000, respectively, for the corresponding period in 1999, for increases of 13.2% and 5.1%, respectively. The increases noted for the three month period ended September 30, 2000, generally relates to the attractiveness of the Company's retail products and services to the marketplace it serves as well as reflecting some of the fallout from recent "in market" bank merger activity which has displaced many customers who have sought an alternative to their current banking relationship. The Company will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings. The average balances of borrowed funds increased overall during the third quarter of 2000 as compared to 1999, to $247,145,000 from $219,670,000, an increase of
12.5%. These increased borrowings were used to fund earning asset growth over the past year.

The blended weighted average rate paid on deposits and borrowed funds was 4.43% for the three months ended September 30, 2000 as compared to 3.97% for the same period in 1999. The overall weighted average rates paid on borrowed funds increased to approximately 6.61% for the quarter ended September 30, 2000 from 5.63% in 1999. This increase is reflective of the net cumulative effect of actions taken by the Federal Reserve Bank over the past eighteen months to increase the inter-bank borrowing rate by 175 basis points. The Company will continue to evaluate the use of borrowing as an alternative funding source for asset growth in future periods. See "Asset/Liability Management" for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds. The weighted average rates paid on deposits was 3.15% for the quarter ended September 30, 2000 as compared to 3.01% for the same period in 1999. The overall cost of deposits has increased slightly in the third quarter of 2000 as compared to 1999 but not as dramatically as borrowed funds despite the interest rate environment, generally due to the continued success of promotional efforts to attract core deposits (NOW accounts, demand deposits, savings and money markets), which typically have a lower cost of funds than time deposits and borrowings.

NON-INTEREST INCOME. Total non-interest income increased $478,000 or 25.1% in the third quarter of 2000 in comparison to the same period in 1999. Customer service fees, which were $1,739,000 for the quarter ended September 30, 2000 as compared to $1,194,000 for 1999, for an increase of $545,000 or 45.7%, rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios and continued success in cross selling customers, debit card activity, and sales of mutual funds and annuities. Loan servicing fees and gains on sales of mortgage loans were $80,000 and $336,000, respectively, for the third quarter of 2000 as compared to $91,000 and $384,000, respectively, for the same period in 1999, a combined decrease of $59,000 or 12.4%. This generally is reflective of the diminished market for loan originations and related lower volume of loans being originated and sold in the third quarter of 2000 as compared to the same period in 1999. As the Company has been selling loans generally on a servicing released basis since 1996, the portfolio of loans serviced for others has declined which has caused the continued drop in loan servicing income.

-------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
-------------------------------------------------------------------------------

Gains on sales of securities were $99,000 for the third quarter of 2000 as compared to $152,000 for 1999 for a decrease of $53,000 or 34.9%. The lower gain was the result of management's decision to sell fewer securities in the third quarter of 2000 as compared to 1999.

NON-INTEREST EXPENSES. Non-interest expenses for the quarter ended September 30, 2000 increased $555,000 or 11.2% compared to the same period in 1999. Salaries and employee benefits increased 27.8% or $637,000. This increase was attributable to several factors, including increases in incentive compensation and benefit accruals (approximately $400,000) relating to commissions on insurance sales (the Company received regulatory approval to sell annuities in May 2000); revisions of incentive compensation plan estimates; and other general increases in salaries and customer service related staff levels. These increases correspond with the Company's strategic focus of attracting core deposits and new customer relationships. Management also believes that a portion of the increase is indirectly related to post conversion activity following the recent conversion of the Company's computer systems to a third party service bureau, which has had a temporary impact on increasing overtime hours worked and overall staffing levels to some degree. Occupancy expenses decreased $119,000 or 14.2% primarily due to the expiration of various maintenance contracts on the Company's previous in-house computer system during the third quarter of 2000. Other non-interest expenses, including trust preferred expenses, also increased $37,000 or 2.4% for the quarter ended September 30, 2000 in comparison to the same period in 1999. Other operating expenses increased generally as the result of customer volumes and general cost increases.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses for the quarter ended September 30, 2000 was $0 as compared to $190,000 for the quarter ended September 30, 1999. The low levels of provision in both periods is generally attributable to the continued strength of asset quality factors that management uses to measure and evaluate the adequacy of loan loss reserve levels, which include delinquency rates, charge offs, problem or "watched" assets and anticipated losses. The resulting level of loan loss reserves were approximately 1.00% of period end loans at September 30, 2000 as compared to
 .95% and .91% at December 31, and September 30, 1999, respectively.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate for the quarter ended September 30, 2000 was 34.9% compared to 35.5% for the quarter ended September 30, 1999. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates.

-------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
-------------------------------------------------------------------------------

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

GENERAL. Net income for the nine months ended September 30, 2000 was $3,455,000 or $1.08 per diluted share compared to net income of $3,176,000 or $.91 per diluted share in the corresponding period of 1999, a net increase of $279,000 or 8.8% on a net income basis or an increase of $.17 or 18.7% on a per diluted share basis. The overall increase in net income was mainly attributable to increases in net interest income, customer service fees and decreases in the provision for possible loan losses, offset in part by increases in non-interest expense.

INTEREST AND DIVIDEND INCOME. Interest and dividend income increased $4,831,000 or 15.6% during the nine month period ended September 30, 2000, as compared to the same period in 1999. The increase was attributable to increases in earning assets and, to a lesser degree, increases in the yield earned on those assets. The balance of average earning assets for the nine month period ended September 30, 2000 was approximately $663,709,000 as compared to $582,271,000 for the same period in 1999, an overall increase of $81,438,000 or 14.0%. The increase in earning assets was, in part, due to increases in average loan balances which were $383,329,000 for the nine months ended September 30, 2000, as compared to $362,765,000 for the same period in 1999, an increase of $20,564,000 or 5.7%.
This increase in balances was generally caused by larger volumes of commercial loan originations in 1999 and into 2000 as well as higher residential loan balances which were the result of loan originations/purchases throughout 1999 and into 2000. See "Liquidity and Capital Resources" and "Asset/Liability Management" for further discussion of the Company's investment strategies.

The average yield earned on loans increased slightly to 7.65% for the nine month period ended September 30, 2000 from 7.55% for the first nine months of 1999. Loan yields in 2000 have been affected by increases in the yields on loans originated/purchased in the second half of 1999 and into 2000. Yields on loans were also positively affected by growth in the Company's commercial loan portfolio which has grown to approximately $76,800,000 at September 30, 2000 from $68,500,000 at September 30, 1999, an increase of $8,300,000 or 12.1%.
Commercial loans typically carry a higher yield than residential mortgages.

Average balances of mortgage-backed investments and bond investment securities were $180,281,000 and $77,836,000, respectively, for the nine months ended September 30, 2000 as compared to $140,900,000 and $61,572,000, respectively, for the corresponding period in 1999. These balances, when combined, increased $55,645,000 or 27.5%. The yields on mortgage-backed investments and bond investment securities rose to 6.69% and 6.91%, respectively, in the first nine months of 2000, from 6.49% and 6.65%, respectively, in the corresponding period in 1999. This was generally due to the acquisition of higher yielding securities over the past year. During 2000, management has strategically acquired generally AAA-rated, mortgage-backed and investment securities in-lieu of aggressively acquiring residential loans in order to provide the Company with better overall yields without sacrificing credit quality. These investments were also deemed to be a better fit for the balance sheet for asset-liability purposes.

-------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
-------------------------------------------------------------------------------

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2000 increased $4,227,000 or 25.3% compared to the same period in 1999, generally due to increases in the average balances of deposits and borrowed funds as well as the rates paid on those funds. The average balance of core and time deposits rose to $235,789,000 and $172,208,000, respectively, for the third quarter of 2000 as compared to $209,296,000 and $163,124,000, respectively, for the corresponding period in 1999, for increases of 12.7% and 5.6%, respectively. The increases noted for the nine months ended September 30, 2000 as compared to the same period in 1999 relates to the attractiveness of the Company's retail products and services in the marketplace it serves as well as reflecting some of the fallout from recent "in market" bank merger activity which has displaced many customers who have sought an alternative to their current banking relationship. The Company will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings. The average balances of borrowed funds increased overall during the nine month period ending September 30, 2000 as compared to 1999, to $247,567,000 from $198,812,000, an increase of 24.5%. These increased borrowings were used to fund earning asset growth over the past year.

The blended weighted average rate paid on deposits and borrowed funds was 4.26% for the nine months ended September 30, 2000 as compared to 3.91% for the same period in 1999. The overall weighted average rates paid on borrowed funds increased to approximately 6.22% for the nine months ended September 30, 2000 from 5.54% in 1999. This increase is reflective of the net cumulative effect of actions taken by the Federal Reserve over the past eighteen months to increase the inter-bank borrowing rate by 175 basis points. The Company will continue to evaluate the use of borrowing as an alternative funding source for asset growth in future periods. See "Asset/Liability Management" for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds. The weighted average rates paid on deposits was 3.07% for the nine months ended September 30, 2000 as compared to 3.03% for the same period in 1999. The overall cost of deposits has remained relatively stable, despite increases in economic interest rates, in the first nine months of 2000 as compared to the same period in 1999, generally due to the continued success of promotional efforts to attract core deposits (NOW accounts, demand deposits, savings and money markets), which typically have a lower cost of funds than time deposits and borrowings.

NON-INTEREST INCOME. Total non-interest income increased $1,011,000 or 18.9% in the first nine months of 2000 in comparison to the same period in 1999. Customer service fees, which were $4,475,000 for the nine months ended September 30, 2000 as compared to $3,229,000 for 1999, for an increase of $1,246,000 or 38.6%, rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios. Also, in May 2000, the Company was granted regulatory approval to sell insurance annuities. This and other brokerage related activities accounted for approximately $464,000 of the aforementioned increase in customer service fees. Loan servicing fees and gains on sales of mortgage loans were $239,000 and $878,000, respectively, for the first nine months of 2000 as compared to $279,000 and $906,000, respectively, for the same period in 1999, a combined decrease of $68,000 or 5.7%. This generally is reflective of the diminished market for residential loan originations in 2000 as compared to 1999 and related lower volume of loans being originated and sold in the first nine months of 2000 as compared to the same period in 1999. As the Company has been selling loans generally on a servicing released basis since 1996, the portfolio of loans serviced for others has declined which has caused the continued drop in loan servicing income.

-------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
-------------------------------------------------------------------------------

Gains on sales of securities were $402,000 for the first nine months of 2000 as compared to $557,000 for 1999 for a decrease of $155,000 or 27.8%. The decrease in gains on securities in 2000 is reflective of management's decision to sell fewer securities for gains in 2000 as compared to 1999.

NON-INTEREST EXPENSES. Non-interest expenses for the nine months ended September 30, 2000 increased $1,623,000 or 11.4% compared to the same period in 1999. Included in this increase in 2000, was approximately $220,000 of non-capitalizable, identifiable and quantifiable non-recurring expenses which related to the Company's conversion of its computer systems from an in-house mainframe to a third party service bureau. This expense was spread across various categories and is noted in the analyses below. Salaries and employee benefits increased 18.7% or $1,265,000 primarily due to the acquisition of Old Colony Mortgage in April 1999 (approximately $208,000); increases related to the Brockton branch (opened May 1999) (approximately $40,000); the conversion of computer systems to an outside service bureau ($33,000) increases in commissions (particularly commissions on insurance sales) and estimates related to various other incentive compensation accruals ($409,000) and other general increases in salaries, commissions paid and customer service related staff levels. These increases correspond with the Company's strategic focus of attracting core deposits and new customer relationships. Management also believes that a portion of the salaries expense increase, not previously specifically identified, is attributable to post-conversion activity which has had a temporary impact on increasing overtime hours worked and overall staffing levels to some degree. Occupancy expenses decreased $19,000 or .8% primarily due the expiration of maintenance contracts on the Company's prior mainframe system. These decreases are net of the effect of increases relating to the acquisition of Old Colony Mortgage (approximately $46,000), the new supermarket branch as previously noted (approximately $25,000) and the system conversion ($17,000). Other non-interest expenses, including trust preferred expenses, also increased $377,000 or 7.5% for the nine months ended September 30, 2000 in comparison to the same period in 1999. The aforementioned increases relates to the acquisition of Old Colony Mortgage ($60,000), the Brockton branch ($26,000) and the systems conversion ($170,000) in addition to other inflationary and volume related increases.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses for the nine months ended September 30, 2000 was $60,000 as compared to $450,000 for the same period in 1999. The low levels of provision is generally attributable to continued strength and improvements in other asset quality factors, such as delinquency, charge offs, non-performing and "watched" assets that management uses to measure and evaluate the adequacy of loan loss reserve levels. The resulting level of loan loss reserves were approximately 1.00% of period end loans at September 30, 2000 as compared to .95% and .91% at December 31, and September 30, 1999, respectively.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate for the nine months ended September 30, 2000 was 35.3% compared to 36% for the nine months ended September 30, 1999. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates.

-------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
-------------------------------------------------------------------------------

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

Rate Change                                 Estimated Exposure as a
(Basis Points)                              % of Net Interest Income
--------------                              ------------------------

   +200                                                   (3.50)%
   -200                                                    1.68%

-------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
-------------------------------------------------------------------------------

Management desires to expand its interest earning asset base in future periods primarily through growth in the Company's loan portfolio. Loans comprised approximately 58% of the average interest earning assets for the first nine months of 2000. In the future, the Company intends to continue to be competitive in the residential mortgage market but plans to place greater emphasis on home equity and commercial loans. The Company historically has been, and expects to remain, active in pursuing wholesale opportunities to purchase loans. During the first nine months of 2000 and 1999, the Company acquired approximately $0 and $73,000,000, respectively, of residential first mortgages.

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

The Company is also a voluntary member of the Federal Home Loan Bank ("FHLB") of Boston. This borrowing capacity assists the Company in managing its asset/liability growth because, at times, the Company considers it more advantageous to borrow money from the FHLB of Boston than to raise money through non-core deposits (i.e., certificates of deposit). Borrowed funds totaled $241,495,000 at September 30, 2000 compared to $259,751,000 at December 31,
1999. These borrowings are primarily comprised of FHLB of Boston advances and have primarily funded residential loan originations and purchases as well as mortgage-backed investments and investment securities. Borrowing levels at December 31, 1999 also included approximately $18 million of draw-downs of cash from the Fed to prepare for anticipated larger than average cash withdrawals associated with potential customer demand in their preparations for the change of the century. This cash was generally returned to the Fed in early January 2000, with a corresponding decrease to borrowings.

Additionally, the Company obtained funding in June 1998 through the issuance of trust preferred securities which carry a higher interest rate than similar FHLB borrowings but at the same time are included as capital, without diluting earnings per share and are tax deductible. See "Liquidity and Capital Resources" for further discussion.

-------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
-------------------------------------------------------------------------------


The following table sets forth maturity and repricing information relating to interest sensitive assets and liabilities at September 30, 2000. The balance of such accounts has been allocated among the various periods based upon the terms and repricing intervals of the particular assets and liabilities. For example, fixed rate mortgage loans and mortgage-backed securities, regardless of "available for sale" classification, are shown in the table in the time periods corresponding to projected principal amortization computed based on their respective weighted average maturities and weighted average rates using prepayment data available from the secondary mortgage market.

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

-------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
-------------------------------------------------------------------------------


                                                AT SEPTEMBER 30, 2000
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

Assets subject to interest rate
  adjustment:
  Short-term investments........   $  1,707    $      -      $       -    $        -    $       -   $        -     $  1,707
  Bonds and obligations.........     59,271       3,921          2,005        16,559        3,651        2,045       87,452
  Mortgage-backed investments...     26,441      24,234         24,898        23,014       30,408       57,185      186,180
  Mortgage loans subject to
   rate review .................     35,236      15,390         22,005        34,399       23,744        4,913      135,687
  Fixed-rate mortgage loans.....     46,772      12,158         26,661        28,805       38,019       74,647      227,062
  Commercial and other loans....     13,760       3,038          1,673         1,299        3,070          485       23,325
                                   --------    --------       --------      --------    ---------    ---------     --------
      Total.....................   $183,187    $ 58,741      $  77,242    $  104,076    $  98,892    $ 139,275     $661,413
                                   --------    --------       --------      --------    ---------    ---------     --------
Liabilities subject to interest
  rate adjustment:
  Money market deposit accounts      16,655           -              -             -            -            -       16,655
  Savings deposits - term
   certificates.................     85,395      38,384         35,728         7,971       13,664            -      181,142
  Other savings accounts........    177,650           -              -             -            -            -      177,650
  Borrowed funds................    141,645      26,350         64,000             -            -        9,500      241,495
                                   --------     -------       --------      --------     --------      -------     --------
      Total.....................    421,345      64,734         99,728         7,971       13,664        9,500      616,942
                                   --------     -------       --------      --------     --------      -------     --------
Guaranteed preferred beneficial
interest in junior subordinated
debentures......................   $      -    $      -     $        -     $       -    $       -    $  12,068      $12,068
                                   --------     -------       --------      --------     --------      -------     --------

Excess (deficiency) of rate-
 sensitive assets over rate-
 sensitive liabilities..........  $(238,158)   $ (5,993)    $  (22,486)    $  96,105   $   85,228    $ 117,707      $32,403
                                   --------     -------       --------      --------     --------      -------     --------
 Cumulative excess (deficiency)
 of rate-sensitive assets over
 rate sensitive liabilities..... $ (238,158)  $(244,151)    $ (266,637)    $(170,532)  $  (85,304)   $  32,403
                                   ========   =========     ==========     =========   ==========    =========

Rate-sensitive assets as a
 percent of rate-sensitive
 liabilities (1)................       43.5%      49.8%          54.5%          71.3%       86.0%       105.2%


  (1) Cumulative as to the amounts previously repriced or matured. Assets held for sale are reflected in the period in which sales are expected to take place. Securities classified as available for sale are shown at repricing/maturity intervals as if they are to be held to maturity as there is no definitive plan of disposition. They are also shown at amortized cost.

-------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
-------------------------------------------------------------------------------

Liquidity and Capital Resources

Payments and prepayments on the Company's loan and mortgage-backed investment portfolios, sales of fixed rate residential loans, increases in deposits, borrowed funds and maturities of various investments comprise the Company's primary sources of liquidity. The Company is also a voluntary member of the FHLB of Boston and, as such, is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to outside sources. Qualified collateral generally consists of residential first mortgage loans, securities issued, insured or guaranteed by the U.S. Government or its agencies, and funds on deposit at the FHLB of Boston. Short-term advances may be used for any sound business purpose, while long-term advances may be used only for the purpose of providing funds to finance housing. At September 30, 2000, the Company had approximately $168,000,000 in unused borrowing capacity that is contingent upon the purchase of additional FHLB of Boston stock. Use of this borrowing capacity is also impacted by capital adequacy considerations.

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

Non-performing assets were $280,000 at September 30, 2000, compared to $616,000 at December 31, 1999, a decrease of $336,000 or 54.6%. The Company's percentage of delinquent loans to total loans was .46% at September 30, 2000, as compared to .28% at December 31, 1999. Management believes that while delinquency rates and non-performing assets remain at relatively low levels at September 30, 2000, it is likely that at some point in the future some degree of economic slow down is likely which in turn may result in future increases in problem assets and loan loss provisions. Management continues to monitor the overall economic environment and its potential effects on future credit quality on an ongoing basis.

At September 30, 2000, the Company had outstanding commitments to originate, purchase and sell residential mortgage loans in the secondary market amounting to $16,785,000, $0 and $6,538,000, respectively. The Company also has outstanding commitments to grant advances under existing home equity lines of credit amounting to $14,726,000. Unadvanced commitments under outstanding commercial and construction loans totaled $23,095,000 as of September 30, 2000. The Company believes it has adequate sources of liquidity to fund these commitments.

-------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
-------------------------------------------------------------------------------

The Company's total stockholders' equity was $32,647,000 or 4.5% of total assets at September 30, 2000, compared with $27,832,000 or 4.0% of total assets at December 31, 1999. The increase in total stockholders' equity of approximately $4,815,000 or 17.3% primarily resulted from net income earned in the first nine months of 2000, and decreases in the unrealized loss on market value of available for sale securities, net of taxes, offset in part by stock repurchases and dividends paid or payable, by the Company.

The Company issued $12,650,000 of 8.25% Trust Preferred Securities in June 1998. Under current regulatory guidelines, trust preferred securities are allowed to represent up to approximately 25% of the Company's Tier 1 capital with any excess amounts available as Tier 2 capital. As of September 30, 2000, approximately $11,547,000 of these securities were included in Tier 1 capital.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a "well-capitalized" classification. At September 30, 2000, the Company's Tier 1 leverage capital ratio was approximately 5.95%. In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% (6.00% for "well-capitalized") and a minimum ratio of total capital to risk-weighted assets of 8.00% (10.00% for "well-capitalized"). At September 30, 2000, the Company's Tier 1 and total risk-based capital ratios were approximately 11.12% and 12.45%, respectively. The Company is categorized as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.). The Bank is also categorized as "well-capitalized" as of September 30, 2000.

-------------------------------------------------------------------------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)
-------------------------------------------------------------------------------


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

                *10.3 Special Termination Agreement dated as of September 13, 2000 among the Company, the Bank and Cynthia A. Mulligan, filed herewith.

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

                                (c) Amendment to lease dated June 30, 2000, incorporated by reference to the Company's quarterly report on Form 10-Q for the third quarter of 2000, filed herein.

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

                 *10.16 Abington Bancorp, Inc. 2000 Incentive and Nonqualified Stock Option Plan, incorporated by reference herein to Appendix A to the Company's proxy statement relating to its annual meeting held on May 16, 2000, filed with the Commission on April 13, 2000.

                 *10.17 Abington Bancorp, Inc. Board of Directors Transition and Retirement Plan, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 2000, filed on August 11, 2000.

                  11.1 A statement regarding the computation of earnings per share is included in Note D to Unaudited Consolidated Financial Statements included in this Report.

                  27.1         Financial Data Schedule, September 30, 2000



     (b) Reports on Form 8-K.

          The Company filed no reports on Form 8-K during the third quarter of 2000.

---------------------------------------------------

*    Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ABINGTON BANCORP, INC.
                                             (Company)


Date:  November 10, 2000               By  /s/ James P. McDonough
                                           ---------------------------
                                           James P. McDonough
                                           President and Chief Executive Officer


Date:  November 10, 2000               By  /s/ Robert M. Lallo
                                           ---------------------------
                                           Robert M. Lallo
                                           Treasurer
                                           (Principal Financial Officer)

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

*10.3 Special Termination Agreement dated as of September 13, 2000 among the Company, the Bank and Cynthia A. Mulligan, filed herewith.

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

         (c) Amendment to lease dated June 30, 2000, incorporated by reference to the Company's quarterly report on Form 10-Q for the third quarter of 2000, filed herein.

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

*10.16 Abington Bancorp, Inc. 2000 Incentive and Nonqualified Stock Option Plan, incorporated by reference herein to Appendix A to the Company's proxy statement relating to its annual meeting held on May 16, 2000, filed with the Commission on April 13, 2000.

*10.17 Abington Bancorp, Inc. Board of Directors Transition and Retirement Plan, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 2000, filed on August 11, 2000.

11.1 A statement regarding the computation of earnings per share is included in Note D to Unaudited Consolidated Financial Statements included in this Report.

27.1     Financial Data Schedule, September 30, 2000

--------------------

     *  Management contract or compensatory plan or arrangement.