Form 10-K
period 2000-12-31
ABINGTON BANCORP INC
filed 2001-03-16
CIK 812146

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20429

                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                          Commission File No. 0-16018

                             ABINGTON BANCORP, INC.
                   ----------------------------------------
            (Exact name of Registrant as specified in its charter)

                     MASSACHUSETTS                  04-3334127
                   ----------------              ----------------
           (State or Other Jurisdiction of       (I.R.S. Employer
           Incorporation or Organization)      Identification No.)

               536 WASHINGTON STREET,
              ABINGTON, MASSACHUSETTS                 02351
                  ----------------               ----------------
    (Address of Principal Executive Offices)       (Zip Code)

                                (617) 982-3200
                           -------------------------
             (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act (Title of Class): Common Stock, par value $0.10 per share

Indicate by check mark whether the Registrant (together with its predecessor in interest) (1) has filed all reports required to be filed by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price for the Registrant's Common Stock on February 23, 2001, as reported by the Nasdaq Stock Market, was $41,238,651.

The number of shares outstanding of the Registrant's Common Stock as of February 23, 2001: 3,068,352 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11 and 12) of this Form is incorporated by reference herein from the Registrant's definitive proxy statement (the "Proxy Statement") relating to the 2001 Annual Meeting of Stockholders of the Registrant.

                          FORWARD LOOKING STATEMENTS

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

     The Bank presently has four wholly-owned subsidiaries: Holt Park Place Development Corporation and Norroway Pond Development Corporation, which own properties being marketed for sale, Abington Securities Corporation, which invests primarily in United States Government obligations and obligations of related agencies and equity securities and Old Colony Mortgage Corporation, which originates and sells primarily first-lien mortgages secured by 1-4 family residential property.

     The Company is engaged principally in the business of attracting deposits from the general public, borrowing funds and investing those deposits and funds. In its investments, the Company has emphasized various types of residential and commercial real estate loans, commercial loans, residential construction loans, consumer loans, and investments in securities. The Company considers its principal market area to be part of Plymouth County and Norfolk County, Massachusetts; primarily Abington, Brockton, Canton, Cohasset, Halifax, Hanson, Holbrook, Hull, Kingston, Pembroke, Randolph and Whitman where it has banking offices, and nearby Rockland, Duxbury, Scituate, Plympton, Hanover, East Bridgewater, Plymouth, Carver, Weymouth and Bridgewater. Additionally, the Company has mortgage lending offices in Auburn, Brockton, Fall River and Plymouth.

     The Company has grown from $487.0 million in assets and $300.5 million in deposits at December 31, 1996 to $728.3 million in assets and $454.7 million in deposits at December 31, 2000. Deposits in the Company have been insured by the Federal Deposit Insurance Corporation ("FDIC") since 1975. Deposits are insured by the Bank Insurance Fund of the FDIC up to FDIC limits (generally $100,000 per depositor) and by the Depositors Insurance Fund (the "Depositors Insurance Fund") for the portion of deposits in excess of that insured by the FDIC.

     In August of 1997, the Company opened, in Cohasset, the first of five de novo supermarket branches, with the Randolph and Hanson branches opening in April and September, 1998, respectively, Brockton in May, 1999 and Canton in November 2000. These branch openings are consistent with the Company's ongoing strategy of controlled growth with a focus on retail core deposit relationships have enabled the Company to increase its regional presence. The Company optimally would like to see 75% of its branches as traditional offices. Currently supermarket branches comprise 38% of all retail offices. Management plans to open or acquire more traditional branches in the future.

     On March 1, 2001, the Company announced that it had acquired a leasehold interest in a property located in Hanover, Massachusetts which will be the site of a new traditional de novo branch expected to be opened in the third quarter of 2001.

     On April 1, 1999, the Company acquired Old Colony Mortgage Corporation ("OCM") (See Note 2 to the Consolidated Financial Statements). OCM is headquartered in Brockton, and has origination offices in Plymouth, Fall River and Auburn Massachusetts as well as a presence in each of the Company's branches. This acquisition was made to expand the Company's mortgage origination capabilities as well as to provide the Company with a greater diversity of sources of income.

LENDING ACTIVITIES

     GENERAL. Loans currently originated and purchased for the Company's own portfolio primarily have terms to maturity or repricing of 15 years or less, such as residential construction loans and adjustable-rate and fixed-rate mortgages on owner-occupied residential property. See "Item 7--Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations--Liquidity and Capital Resources" for discussion of the Company's asset-liability strategy. The Company also originates one-year, three-year and five-year adjustable-rate mortgages on non-owner-occupied residential property as well as commercial and commercial real estate loans. Prior to 1996, commercial, commercial real estate and commercial construction lending had not been a primary source of loan originations. The Company began to emphasize such lending in the latter part of 1996. The Company anticipates a continued emphasis in 2001 and beyond for these types of loan originations. The Company has stressed the origination or purchase of shorter-term 15-year fixed rate or adjustable residential mortgage loans (generally hybrids with terms to first adjustment of one, three, five and seven years with annual resets thereafter) or seasoned 30-year fixed rate residential mortgage loans for its own portfolio in connection with the asset/liability management. (See "Lending Activities-Residential and Commercial Construction and Commercial and Commercial Real Estate Loans.")

     The Company's net loan portfolio, including loans held for sale, totaled $374.1 million at December 31, 2000, representing approximately 51.4% of its total assets. The majority of the Company's loans are secured by real estate and are made within Plymouth County, although the Company also purchases loans in other areas of the United States. Generally, loans purchased outside of Massachusetts are well collateralized and reflect an adequate payment history. Approximately 37% of the Company's total loan portfolio represent owner-occupied first mortgages located outside of Massachusetts. The six states (other than Massachusetts) in which the Company has its largest concentrations of residential loans were California, Illinois, Maryland, Rhode Island, Michigan and Colorado, in which there were $24,645,000, $10,724,000, $9,061,000, $7,993,000, $7,836,000 and $7,062,000, of loans, respectively. No other states had a 2.5% or greater concentration.

     The Company originated $36.4 million in commercial and commercial real estate loans, $14.2 million of home equity loans, $5.4 million of consumer loans and $87.7 million in residential first mortgage loans during the year ended December 31, 2000. Of the latter amount, loans aggregating $17.8 million were retained for the Company's own portfolio, of which approximately $3.6 million were held for sale at December 31, 2000, and loans aggregating $70 million were sold in the secondary market. As of December 31, 2000, loan commitments to borrowers or potential borrowers of $49.2 million were outstanding. These commitments included $7.6 million under existing construction loans, $26.1 million in residential and commercial and commercial real estate loans, $15.5 million under existing lines of credit (including home equity loans). The Company had no outstanding commitments to purchase residential first mortgages.

     RESIDENTIAL MORTGAGE LOANS. The Company currently sells in the secondary market most first mortgage loans originated on residential property. The Company generally sells loans on a non-recourse basis. Prior to 1996, the Company had generally retained the servicing rights on sold loans. Currently, the Company typically sells the servicing rights along with the loans. The Company currently receives annual loan servicing fees, where servicing was retained, generally ranging from .25% to .425% per annum of the principal balance of the loans plus all late charges. At December 31, 2000, the Company's loan servicing portfolio amounted to $105.3 million.

     As of December 31, 2000, the outstanding balance of residential first mortgage loans totaled $261.7 million or 67.9% of the loan portfolio. Residential first mortgage loans purchased or originated for the Company's portfolio are generally written in amounts up to 95% of value if the property is owner-occupied. Borrowers with a loan-to-value ratio in excess of 80% are generally required to carry private mortgage insurance. Adjustable-rate mortgage loans to owner occupants of one- to four-family residential property are subject to certain requirements and limitations under guidelines issued by the Massachusetts Commissioner of Banks (the "Commissioner"), including limitations on the amount and frequency of changes in interest rates.

     In most cases, the Company requires the residential first mortgage loans it originates or purchases to meet Federal National Mortgage Association and Federal Home Loan Mortgage Corporation standards, with an exception being made in some cases for the size of the loan, in order to provide for the flexibility to sell such loans if the Company chooses to do so in the secondary market.

     HOME EQUITY AND SECOND MORTGAGE LOANS. The Company offers home equity loans, which are revolving lines of credit secured by the equity in the borrower's residence. The majority of home equity loans have interest rates that adjust with movements in the prime lending rate although the Company does offer fixed rate home equity loans. Home equity loans and second mortgage loans are currently written in amounts from $7,500 to $100,000, but generally not more than the difference between 80% of the appraised value of the property and the outstanding balance of the existing first mortgage. However, home equity loans with higher loan-to-value ratios up to 90% are available on a limited basis provided certain underwriting criteria are met. Generally home equity loans must have a current appraisal of the value of the mortgaged property at origination. At December 31, 2000, the Company had in its portfolio approximately $27.4 million of outstanding home equity and second mortgage loans and unused commitments amounting to $15.5 million.

     CONSTRUCTION, COMMERCIAL AND COMMERCIAL REAL ESTATE LOANS. The Company also originates residential construction loans and, from time to time, commercial construction and other commercial real estate loans.

     Most construction loans are for residential single-family dwellings. They are usually made with construction terms of no more than one year (residential construction-to-permanent financing loans are offered with a 30-year term). The Company generally makes construction loans to builders who have pre-sold the homes to the future occupants. In most cases, permanent financing is arranged through the Company on properties for which the Company has been the construction lender. It is the Company's policy to require on-site inspections before releasing funds on construction loans. Inspections on construction loans are generally performed by third-party inspectors. At December 31, 2000, gross construction loans totaled $13.2 million, or 3.4% of the Company's total loan portfolio.

     Commercial real estate loans generally relate to properties which are typically non-owner occupied, income producing such as shopping centers, small apartment buildings and other types of commercial properties. Commercial real estate loans are generally written for maximum terms of 10 years, and interest rates on these loans are fixed for no longer than 5 years. Currently, commercial real estate loans are generally written in amounts up to $3,500,000 and are usually made in Massachusetts counties of Plymouth, Norfolk, Bristol and Barnstable. At December 31, 2000, the Company had a total of $59.9 million of commercial real estate loans, or 15.5% of the Company's total loan portfolio. The Company plans to maintain its emphasis on commercial real estate lending into 2001 in an attempt to further expand the portfolio, although commercial (business) loans as described below are preferred.

     Commercial loans are generally provided to small-to-medium-sized businesses located within the Company's market area. Commercial loans may be structured as term loans or as revolving lines of credit. Commercial loans generally have a repayment schedule of five years or less, with interest rates which float in relation to the Wall Street Journal prime rate. The majority of commercial loans are collateralized by equipment, machinery, receivables, inventory or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower for virtually all of its commercial loans. At December 31, 2000, the Company had approximately $15.9 million of commercial (non-real estate) loans outstanding. The Company is emphasizing this type of lending as a continued key business focus in the future.

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

     CONSUMER LOANS. The Company also makes a variety of consumer loans, such as new and used automobile and boat loans, unsecured loans, education loans, and passbook and stock-secured loans. Education loans are periodically sold in the secondary market. The Company's consumer loans totaled $7.7 million at December 31, 2000, representing 2.0% of its total loan portfolio.

     COMPOSITION OF LOAN PORTFOLIO. The following table shows the composition of the Company's loan portfolio by type of loan.

                                                     AT DECEMBER 31,
                                      ---------------------------------------------
                                               2000                   1999
                                      ---------------------- ----------------------
                                                    Percent                Percent
                                                   to Gross               to Gross
                                         Amount      Loans      Amount      Loans
                                      ----------- ---------- ----------- ----------
                                                 (Dollars in thousands)
Mortgage loans:
 Conventional .......................  $261,702       67.9%   $290,036       73.4%
 Second mortgages and home
  equity ............................    27,415        7.1      23,490        6.0
 Commercial real estate .............    59,923       15.5      51,973       13.1
 Construction .......................    13,150        3.4       5,883        1.5
                                       --------      -----    --------      -----

 Total mortgage loans ...............   362,190       93.9     371,382       94.0
                                       --------      -----    --------      -----
 Less:
 Due to borrowers on
  incomplete loans ..................    (7,598)                (2,437)
 Net deferred loan fees and
  unearned discounts ................      (237)                  (381)
                                       --------               --------
  Subtotal ..........................   354,355                368,564
Commercial loans--Secured and
  unsecured .........................    15,912        4.1      16,497        4.2
Consumer loans:
 Indirect automobile ................        --         --          --         --
 Personal ...........................     1,280        0.3       1,243         .3
 Education ..........................        --         --          --         --
 Passbook and stock secured .........     6,250        1.7       5,950        1.4
 Home improvement ...................       128         --         216         .1
                                       --------      -----    --------      -----

 Total consumer loans ...............     7,658        2.0       7,409        1.8
                                       --------      -----    --------      -----

 Net deferred loan costs
 (fees) .............................        69                    (59)
                                       --------               --------
  Subtotal ..........................     7,727                  7,350
                                       --------               --------
 Total loans ........................   377,994                392,411
 Less allowance for loan
  losses ............................    (3,856)                (3,701)
                                       --------               --------
 Loans, net .........................   374,138                388,710
                                       --------               --------
Add (recapitulation):
 Due to borrowers on
  incomplete loans ..................     7,598                  2,437
 Net deferred loan fees and
  unearned discounts ................       168                    440
 Allowance for loan loss ............     3,856                  3,701
                                       --------               --------
 Loans, gross .......................  $385,760      100.0%   $395,288      100.0%
                                       ========      =====    ========      =====

                                                                AT DECEMBER 31,
                                      -------------------------------------------------------------------
                                               1998                   1997                  1996
                                      ---------------------- ---------------------- ---------------------
                                                    Percent                Percent               Percent
                                                   to Gross               to Gross               to Gross
                                         Amount      Loans      Amount      Loans      Amount     Loans
                                      ----------- ---------- ----------- ---------- ----------- ---------
                                                            (Dollars in thousands)
Mortgage loans:
 Conventional .......................  $270,887       73.8%   $249,165       74.1%   $236,635      77.7%
 Second mortgages and home
  equity ............................    20,339        5.5      20,392        6.1      17,368       5.7
 Commercial real estate .............    50,493       13.8      39,341       11.7      24,718       8.1
 Construction .......................     7,109        1.9       7,681        2.3       5,956       2.0
                                       --------      -----    --------      -----    --------     -----

 Total mortgage loans ...............   348,828       95.0     316,579       94.2     284,677      93.5
                                       --------      -----    --------      -----    --------     -----
Less:
 Due to borrowers on
  incomplete loans ..................    (2,557)                (2,166)                (2,758)
 Net deferred loan fees and
  unearned discounts ................      (626)                  (813)                  (986)
                                       --------               --------               --------
  Subtotal ..........................   345,645                313,600                280,933
Commercial loans--Secured and
  unsecured .........................     9,473        2.6       7,644        2.3       4,534       1.5
Consumer loans:
 Indirect automobile ................       158         --       1,263        0.4       4,355       1.4
 Personal ...........................     1,393        0.4       1,562        0.4       1,625       0.5
 Education ..........................        62         --         423        0.1         509       0.2
 Passbook and stock secured .........     6,951        1.9       8,323        2.5       8,416       2.8
 Home improvement ...................       257        0.1         381        0.1         485       0.1
                                       --------      -----    --------      -----    --------     -----

 Total consumer loans ...............     8,821        2.4      11,952        3.5      15,390       5.1
                                       --------      -----    --------      -----    --------     -----

 Net deferred loan costs
 (fees) .............................      (127)                  (124)                   (76)
                                       --------               --------               --------
  Subtotal ..........................     8,694                 11,828                 15,314
                                       --------               --------               --------
 Total loans ........................   363,812                333,072                300,781
 Less allowance for loan
  losses ............................    (3,077)                (2,280)                (1,811)
                                       --------               --------               --------
 Loans, net .........................   360,735                330,792                298,970
                                       --------               --------               --------
Add (recapitulation):
 Due to borrowers on
  incomplete loans ..................     2,557                  2,166                  2,758
 Net deferred loan fees and
  unearned discounts ................       753                    937                  1,062
 Allowance for loan loss ............     3,077                  2,280                  1,811
                                       --------               --------               --------
 Loans, gross .......................  $367,122      100.0%   $336,175      100.0%   $304,601     100.0%
                                       ========      =====    ========      =====    ========     =====

     ORIGINATION AND UNDERWRITING. Residential mortgage and consumer loan originations are developed by the Company's officers and lending personnel from a number of sources, including referrals from branches, realtors, builders, attorneys, customers and Directors. The Company employs twelve mortgage originators who are paid a commission based on the amount and volumes of residential loans originated. Consumer and home equity loans are generally originated through the Company's branch and call center personnel. Consumer loan services are also solicited by direct mail to existing customers. Advertising media is also used to promote loans. The Company currently receives origination fees on most new first mortgage loans that it originates. Fees to cover the costs of appraisals and credit reports are also collected. In addition, the Company collects late charges on real estate and consumer loans.

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

     The following table shows the Company's construction and commercial loans (excluding commercial real estate loans) by scheduled maturity or repricing interval at December 31, 2000:

                                                    Within          1-5        Over 5
                                                    1 Year         Years        Years         Total
                                                 ------------   ----------   ----------   ------------
                                                                (Dollars in Thousands)
Construction, net (all fixed rate) ...........     $  5,552       $   --       $   --       $  5,552
Commercial loans (all variable rate) .........       15,981           --           --         15,981
                                                   --------       ------       ------       --------
    Total ....................................     $ 21,553       $   --       $   --       $ 21,553
                                                   ========       ======       ======       ========
    Percent of total .........................        100.0%          --%          --%         100.0%

     NON-PERFORMING ASSETS. The Company attempts to manage its loan portfolio so as to recognize problem loans at an early point in order to manage each situation and thereby minimize losses. Interest on loans is generally not accrued when such interest is not paid for a three month period and/or in the judgment of management, the collectibility of the principal or interest becomes doubtful. When a loan is placed on a non-accrual status, all interest previously accrued but not collected is reversed against interest income in the current period. Interest income is sometimes subsequently recognized only to the extent that cash payments are received. Those loans that continue to accrue interest after reaching a three month delinquency status generally include only consumer loans, although, on occasion, some residential mortgage loans have been included. Real estate acquired by foreclosure and other real estate owned is stated at the lower of the carrying value of the underlying loan or the estimated fair value less estimated selling costs. For further discussion of non-performing assets, see "Item 7--Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations."

     At December 31, 2000, non-performing assets were .08% of total assets, compared with 0.09% and 0.12% at December 31, 1999 and 1998, respectively.

     The following table sets forth non-performing assets at the dates indicated:

                                                                     AT DECEMBER 31,
                                                      2000     1999      1998      1997       1996
                                                     ------   ------   --------   ------   ---------
                                                                 (Dollars in thousands)
Loans accounted for on a non-accrual basis and/or
 impaired ........................................    $549     $616     $ 681      $622     $1,028
Accruing loans past due 90 days or more as to
 principal or interest ...........................       7       --        50        91        144
                                                      ----     ----     -----      ----     ------
Total non-performing loans .......................     556      616       731       713      1,172
Real estate acquired by foreclosure and other real
 estate owned ....................................      --       --        --       265        500
                                                      ----     ----     -----      ----     ------
Total non-performing assets ......................    $556     $616     $ 731      $978     $1,672
                                                      ====     ====     =====      ====     ======

     Impaired loans totaling $94,000 and $397,000, at December 31, 2000 and 1999, respectively, required an allocation of $15,000 and $75,000, respectively, of the allowance for possible loan losses. The remaining impaired loans did not require any allocation of the reserve for possible loan losses.

     The average balance of impaired and/or non-accrual loans was approximately $468,000, $666,000 and $622,000 in 2000, 1999 and 1998, respectively. The total amount of interest income recognized on impaired loans during 2000, 1999 and 1998 was approximately $70,000, $64,000, and $55,000 respectively, which approximated the amount of cash received for interest during that period. The Company has no commitments to lend additional funds to borrowers whose loans have been deemed to be impaired.

     Currently, in the single family home sector, prices are stable and properties are selling quickly. Additionally, Boston area vacancy rates on commercial real estate properties have remained relatively low in comparison to the early 1990's which has helped to support the market values of those properties. The Company cannot predict the impact on future provisions for possible loan losses that may result from future market conditions. While the regional economy has been stable and the local residential real estate market has been strong over the past couple of years, it is difficult to predict to what extent such stabilization and overall strong economic conditions will continue.

     ALLOWANCE FOR POSSIBLE LOAN LOSSES. The following table summarizes changes in the allowance for possible loan losses and other selected statistics for the years indicated:

                                                                               AT DECEMBER 31,
                                                      2000            1999           1998            1997            1996
                                                 -------------   -------------   ------------   -------------   -------------
                                                                            (Dollars in thousands)
Balance, beginning of year ...................     $   3,701       $   3,077       $  2,280       $   1,811       $   1,433
Loans charged off:
Real estate--residential .....................            17              11             18             100              48
Real estate--commercial ......................            --               5             --              20              --
Real estate--construction ....................            --              --             --              --              --
Commercial ...................................            --              --             --              --              --
Consumer .....................................           267             248            206             246             247
                                                   ---------       ---------       --------       ---------       ---------

Total loans charged-off ......................           284             264            224             366             295
                                                   ---------       ---------       --------       ---------       ---------
Loan recoveries:
Real estate--residential .....................             5               4              7               5              17
Real estate--commercial ......................           145             142            119              38             120
Real estate--construction ....................            --              --             --              --              --
Commercial ...................................            --              --             --              --              --
Consumer .....................................           129             102            135             162              56
                                                   ---------       ---------       --------       ---------       ---------
Total recoveries .............................           279             248            261             205             193
                                                   ---------       ---------       --------       ---------       ---------
Net charge-offs (recoveries) .................             5              16            (37)            161             102
                                                   ---------       ---------       --------       ---------       ---------
Provision charged to operations ..............           160             640            760             630             480
                                                   ---------       ---------       --------       ---------       ---------
Balance, end of year .........................     $   3,856       $   3,701       $  3,077       $   2,280       $   1,811
                                                   =========       =========       ========       =========       =========

Average loans outstanding, net ...............     $ 385,671       $ 368,578       $335,871       $ 304,925       $ 282,530
                                                   =========       =========       ========       =========       =========
Ratio of net charge-offs (recoveries) to
 average loans outstanding, net ..............           .00%            .00%        (  .01)%           .05%            .04%
                                                   =========       =========       ========       =========       =========
Ratio of allowance for possible loan losses to
 gross loans at year end .....................          1.02%            .94%           .85%            .68%            .60%
                                                   =========       =========       ========       =========       =========
Ratio of allowance for possible loan losses to
 non-performing loans ........................         693.5%          600.8%         420.9%          319.8%          154.5%
                                                   =========       =========       ========       =========       =========

     The following table summarizes the allocation of the allowance for possible loan losses for the years indicated:

                                                              At December 31,
                                             2000                   1999                   1998
                                    ---------------------- ---------------------- ----------------------
                                                Percent                Percent                Percent
                                                of loans               of loans               of loans
                                              in category            in category            in category
                                                to gross               to gross               to gross
                                     Amount      Loans      Amount      Loans      Amount      Loans
                                    -------- ------------- -------- ------------- -------- -------------
                                                           (Dollars in thousands)
Real estate--residential ..........  $  928       75.0%     $  959       79.4%     $  899       79.3%
Real estate--commercial ...........     608       15.5         590       13.1         479       13.8
Real estate--construction .........      56        3.4          35        1.5          71        1.9
Commercial ........................     325        4.1         341        4.2         189        2.6
Consumer ..........................     288        2.0         233        1.8         195        2.4
Unallocated .......................   1,651        N/A       1,543        N/A       1,244        N/A
                                     ------      -----      ------      -----      ------      -----
Total .............................  $3,856      100.0%     $3,701      100.0%     $3,077      100.0%
                                     ======      =====      ======      =====      ======      =====

                                                  At December 31,
                                             1997                  1996
                                    ---------------------- ---------------------
                                                Percent                Percent
                                                of loans              of loans
                                              in category            in category
                                                to gross              to gross
                                     Amount      Loans      Amount      Loans
                                    -------- ------------- -------- ------------
                                               (Dollars in thousands)
Real estate--residential ..........  $  869       80.2%     $  854       83.5%
Real estate--commercial ...........     372       11.7         224        8.1
Real estate--construction .........      77        2.3          60        1.9
Commercial ........................     153        2.3          91        1.5
Consumer ..........................     218        3.5         200        5.0
Unallocated .......................     591        N/A         382        N/A
                                     ------      -----      ------      -----
Total .............................  $2,280      100.0%     $1,811      100.0%
                                     ======      =====      ======      =====

     Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based on management's evaluation of the amounts required to meet possible losses in the portfolio. The Company uses three methodologies to establish ranges of exposure to measure the adequacy of the allowance for possible loan losses. The first or "base" methodology is the Specific Identification Method. This method relies upon the Company's risk monitoring systems, timely identification of all potential problem credits and an accurate evaluation of related specific loss exposures. Additionally, this methodology employs the use of "normalized" charge-off or loss histories by loan category in order to establish reserves for those loans not specifically reviewed. The Company also utilizes a Risk Rating Approach which uses "actual" loss histories to determine reserve levels on "pass-rated" portions of its loan portfolios while utilizing regulatory reserve percentages for adversely classified loans. The Company then uses a Migration Approach which utilizes the Risk Rating Approach adjusted for potential migration of non-pass rated credits to a more adverse category. This methodology recognizes that no risk identification system has comprehensive knowledge at a point in time and therefore, there is an inherent unidentified risk of loss which is not accurately characterized or identified in the loan portfolio. As of December 31, 2000, it was noted that the Specific Identification Methodology, which was used for the compilation of the table above for consistency purposes, demonstrates the lowest requirement. The Risk Rating/Migration methodologies supported reserve levels at December 31, 2000. Therefore, the allowance for possible loan losses is within the range of estimated exposures and is deemed adequate but not excessive by management. However, ultimate loan losses may vary significantly from current estimates and future additions may be necessary.

     The Company's provision for possible loan losses in 2000 was $160,000, compared to $640,000 and $760,000 in 1999 and 1998, respectively. The primary reason for the reduction in provisions in each year since 1998 was due to continued low levels of net charge-off activity as well as the continued strength of other asset quality factors that management uses to evaluate the adequacy of loan loss reserve levels. The provision for 1998 exceeded 1997 levels reflecting the increased risk associated with the Company's emphasis of commercial and commercial real estate lending activities as evidenced by the increase in "watch assets" in the commercial loan portfolio during 1998.

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

     The following table sets forth certain information regarding the carrying value of the Company's investment portfolio, excluding mortgage-backed securities and Federal Home Loan Bank stock:

                                                                                AT DECEMBER 31,
                                                                        2000          1999          1998
                                                                    -----------   -----------   ------------
                                                                             (Dollars in thousands)
Short-term investments ..........................................     $   160       $   150       $    143
Federal funds sold ..............................................          75            75          4,150
                                                                      -------       -------       --------
Total ...........................................................     $   235           225       $  4,293
                                                                      =======       =======       ========
Percent of total assets .........................................         .03%          .01%           .73%
Investment securities:
  U. S. Government and federal agency obligations, at market ....     $57,506       $42,043       $ 26,629
  Other bonds and obligations, at market ........................      28,701        23,786         20,221
                                                                      -------       -------       --------
Subtotal ........................................................      86,207        65,829         46,850
Marketable equity securities, at market .........................       9,593         8,165          4,796
                                                                      -------       -------       --------
Total investment securities .....................................     $95,800       $73,994       $ 51,646
                                                                      =======       =======       ========
Percent of total assets .........................................        13.2%         10.6%           8.7%

     A schedule of the maturity distribution of investment securities held by the Company, other than equity securities and FHLB stock, and the related weighted average yield, at December 31, 2000 follows:

                                      Within one           After one but          After five but           After ten
                                         Year            within Five Years       within Ten Years            Years
                                ---------------------- ---------------------- ---------------------- ---------------------
                                             Weighted               Weighted               Weighted               Weighted
                                 Amortized    Average   Amortized    Average   Amortized    Average   Amortized   Average
                                    Cost       Yield       Cost       Yield       Cost       Yield       Cost      Yield
                                ----------- ---------- ----------- ---------- ----------- ---------- ----------- ---------
                                                                  (Dollars in thousands)
U.S. Government and federal
   agency obligations .........     $577        7.70%    $ 2,000      6.00%     $34,006      6.81%     $20,616      6.94%
Other bonds and obligations ...       --          --       9,582      6.83        2,998      6.96       18,649      7.07
                                    ----        ----     -------      ----      -------      ----      -------      ----
Total .........................     $577        7.70%    $11,582      6.69%     $37,004      6.82%     $39,265      6.98%
                                    ====        ====     =======      ====      =======      ====      =======      ====

     At December 31, 2000, the Company had six mortgage backed securities and one corporate bond which had a total amortized cost of $33,540,000, each of which individually had an amortized cost in excess of ten percent of stockholders' equity, and were not obligations of the U. S. Government or federal agencies.

SOURCES OF FUNDS

     GENERAL. Deposits and borrowings are the Company's primary sources of funds for investment. The Company also derives funds from operations, amortization and prepayments of loans and sales of assets. Deposit flows vary significantly and are influenced by prevailing interest rates, money market conditions, economic conditions, location of Company offices and competition.

     DEPOSITS. Most of the Company's deposits are derived from customers who work or reside in the Company's primary service area. The Company's deposits consist of passbook savings accounts, special notice accounts, NOW accounts, money market deposit accounts, club accounts, money market certificates, negotiated rate certificates and term deposit certificates. The Company also offers Individual Retirement Accounts, which currently include a one-year variable rate account with monthly interest rate adjustments, a 2.5 year fixed-rate account, or a 3- or 4-year fixed-rate account. In addition, the Company currently offers non-interest NOW accounts for commercial customers and individuals. Although in previous years the Company has solicited brokered deposits, at December 31, 2000 there were no such deposits.

     At December 31, 2000, the Company's outstanding certificates of deposit with balances in excess of $100,000 are scheduled to mature as follows:

                                     (In thousands)
Three months or less ...............   $ 17,275
Over three to six months ...........     12,461
Over six to twelve months ..........     13,109
Over twelve months .................         --
                                         ------
                                        $42,845
                                        =======

OTHER ACTIVITIES

     SAVINGS BANK LIFE INSURANCE. The Company sells savings bank life insurance as an agent but not as an issuer and receives a commission on the sale.

     OTHER. The Company also offers safe deposit box services, automated teller machines and drive-up banking services. The Company also provides its borrowers the opportunity to purchase life, accident and disability insurance. The Company offers investment services (including annuities) to its customers are through a third-party broker-dealer, and its insurance agency affiliate. The third-party paid fees to the Company based upon sales volume generated by the Company's brokers.

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

     Financial institutions that are not now located within the Company's market area may find entry in the Company's market area attractive. Such entry could have an adverse effect on the Company's growth or profitability. The Company's potential competitors may have substantially greater financial and other resources than the Com-pany. In addition, increased competition for deposits has had an impact on the rates which the Company pays on certificates of deposit.

     Under the Gramm-Leach-Bliley Act, effective March 11, 2000, securities firms, insurance companies and other financial service providers that elect to become financial holding companies may acquire or establish banks. This may result in significant changes to the competitive environment in which the Company operates.

EMPLOYEES

     As of December 31, 2000, the Bank had 182 full-time employees, consisting of 29 full-time officers and 153 full-time non-officers, as well as 114 part-time employees. None of the Company's employees is represented by a union or other labor organization. The Company provides its employees with a comprehensive range of employee benefit programs. Management believes that its employee relations are good.

ITEM 2. PROPERTIES.

     The following table sets forth certain information relating to real estate owned or leased by the Company at December 31, 2000.

                                   Year        Owned         Lease       Renewal
                                  Opened     or Leased       Term        Option
                                 --------   -----------   ----------   ---------
Main Office:
 533 Washington St.
 Abington, MA 02351 ..........     1929         Owned           --            --

Branches:
 Shaw's Supermarket
 609 Belmont Street
 Brockton, MA 02301 ..........     1999        Leased     10 years     2-5 years

 319 Monponsett Street
 Halifax, MA 02338 ...........     1975         Owned           --            --

 584 Washington St.
 Whitman, MA 02382 ...........     1992         Owned           --            --

 157 Summer Street
 Kingston, MA 02364 ..........     1995        Leased     20 years      10 years

 175 Center Street
 Pembroke, MA 02359 ..........     1992         Owned           --            --

 523 Nantasket Ave.
 Hull, MA 02045 ..............     1994        Leased     15 years            --

 778 S. Franklin St.
 Holbrook MA 02343 ...........     1995        Leased     10 years     2-5 years

 Shaw's Supermarket
 739 Chief Justice Cushing Way
 Cohasset, MA 02025 ..........     1997        Leased      5 years     2-5 years

 Shaw's Supermarket
 121 Memorial Parkway
 Randolph, MA 02368 ..........     1998        Leased      5 years     2-5 years

 Shaw's Supermarket
 430 Liberty Street
 Hanson, MA 02341 ............     1998        Leased      5 years     2-5 years

 Shaw's Supermarket
 75 Washington Street
 Cobb's Corner
 Canton, MA ..................     2000        Leased     10 years     2-5 years

                                    Year        Owned        Lease       Renewal
                                  Opened     or Leased        Term       Option
                                  --------   -----------   ---------   ---------
Mortgage Offices:
 1115 West Chestnut Street
 Suite No. 202
 Brockton, MA 02301 ...........     1998        Leased     5 years            --

 850 Southbridge Street
 Auburn, MA 01501 .............     1996        Leased     2 years            --

 401 Columbia Street
 Fall River, MA 02721 .........     1996        Leased     1 month            --

 102-B 34 Main Street Extension
 Plymouth, MA 02360 ...........     1995        Leased          --            --

Executive Office
 536 Washington St.
 Abington, MA 02351 ...........     1989         Owned          --            --

Administrative Offices:
 538 Bedford St.
 Abington, MA 02351 ...........     1995        Leased     2 Years     18 months

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

                                                     Price
                                                                      Dividends
                                                High         Low      Declared
                                             ----------   --------   ----------
2001 (through February 23, 2001) .........      $13.50     $11.00        $--

2000
4th quarter ..............................       11.06       8.75        .09
3rd quarter ..............................       11.19       8.75        .09
2nd quarter ..............................        9.88       8.75        .09
1st quarter ..............................       11.75       9.38        .09

1999
4th quarter ..............................       13.00      10.69        .05
3rd quarter ..............................       13.75      12.06        .05
2nd quarter ..............................       14.75      13.25        .05
1st quarter ..............................       15.13      12.75        .20

1998
4th quarter ..............................       17.00      12.00        .05
3rd quarter ..............................       19.50      12.50        .05
2nd quarter ..............................       22.75      17.50        .05
1st quarter ..............................       22.50      18.75        .15

     As of February 23, 2001, the Company had approximately 781 stockholders of record who held 3,068,352 outstanding shares of the Company's Common Stock. The number of stockholders indicated does not reflect the number of persons or entities who hold their common stock in nominee or "street" name through various brokerage firms. If all of such persons are included, the Company believes that there are approximately 1,552 beneficial owners of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                 At December 31,
                                                           2000          1999          1998          1997          1996
                                                      ------------- ------------- ------------- ------------- -------------
                                                                  (Dollars in thousands, except per share data)
Balance Sheet Data:
Total assets ........................................   $ 728,249     $ 696,250     $ 591,151     $ 531,986     $ 486,958
Total loans, net ....................................     374,138       388,710       360,735       330,792       298,970
Investment securities (1) ...........................     108,710        86,903        61,184        47,187        31,950
Mortgage-backed securities ..........................     194,411       161,630       129,700       126,016       131,184
Deposits ............................................     454,747       389,692       363,953       324,934       300,445
Borrowed funds ......................................     222,132       259,751       177,128       165,910       147,524
Preferred beneficial interest in junior subordinated
 debentures, net (3) ................................      12,086        12,010        11,934            --            --
Stockholders' equity ................................      34,305        27,832        33,060        36,321        33,546
Book value per share (2) ............................       11.18          8.72          9.88          9.99          8.86

                                                                                Years Ended December 31,
                                                               2000          1999          1998          1997          1996
                                                          ------------- ------------- ------------- ------------- -------------
                                                                    (Dollars in thousands, except per share data) (2)
Operating Data:
Interest and dividend income ............................   $  48,349     $  42,242     $  38,442     $  36,297     $  34,332
Interest expense ........................................      28,396        23,092        21,585        20,091        19,517
                                                            ---------     ---------     ---------     ---------     ---------

Net interest income .....................................      19,953        19,150        16,857        16,206        14,815

Provision for possible loan losses ......................         160           640           760           630           480
                                                            ---------     ---------     ---------     ---------     ---------
Net interest income after provision for possible loan
 losses .................................................      19,793        18,510        16,097        15,576        14,335
                                                            ---------     ---------     ---------     ---------     ---------
Non-interest income:
 Loan servicing fees ....................................         311           365           469           558           646
 Customer service fees ..................................       6,396         4,491         3,816         3,276         2,412
 Gain on sales of securities ............................         405           823         1,731           540           495
 Gain on sales of loans, net ............................       1,315         1,222           492           236           315
 Net gain (loss) on sales and write-down of other
  real estate owned .....................................          --            68            43           109            67
 Other ..................................................         472           404           358           267           242
                                                            ---------     ---------     ---------     ---------     ---------

  Total non-interest income .............................       8,899         7,373         6,909         4,986         4,177
                                                            ---------     ---------     ---------     ---------     ---------

Non-interest expenses ...................................      21,675        19,420        16,267        13,505        12,840
                                                            ---------     ---------     ---------     ---------     ---------

Income before income taxes ..............................       7,017         6,463         6,739         7,057         5,672
Provision for income taxes ..............................       2,524         2,314         2,368         2,679         2,139
                                                            ---------     ---------     ---------     ---------     ---------

  Net income ............................................   $   4,493     $   4,149     $   4,371     $   4,378     $   3,533
                                                            =========     =========     =========     =========     =========

Basic earnings per share ................................   $    1.46     $    1.26     $    1.25     $    1.18     $     .94
                                                            =========     =========     =========     =========     =========

Diluted earnings per share ..............................   $    1.41     $    1.20     $    1.17     $    1.10     $     .89
                                                            =========     =========     =========     =========     =========

Dividends per share (4) .................................   $     .36     $     .35     $     .30     $     .20     $     .20
                                                            =========     =========     =========     =========     =========
Selected Ratios:
Return on average total assets ..........................         .64%          .66%          .79%          .87%          .74%
Interest rate spread ....................................        2.89          3.15          3.13          3.29          3.14
Return on average equity ................................       15.14         13.42         12.68         12.59         11.00
Dividend payout ratio ...................................       24.46         27.84         23.95         16.90         21.34
Average equity to average total assets ..................        4.23          4.90          6.26          6.94          6.69

(1) Includes Federal Home Loan Bank stock.
(2) The Company declared a 2-for-1 stock split in the form of a dividend to holders of record on November 14, 1997. All share and per share data have been adjusted to reflect this transaction.
(3) In June 1998, the Company issued $12.6 million of guaranteed preferred beneficial interests in junior subordinated debentures.
(4) Includes $.10 and $.15 per share special dividends declared in March 1998 and 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company's results of operations depend primarily on its net interest income after provision for possible loan losses, its revenue from other banking services and non-interest expenses. Net interest income depends upon the net interest rate spread between the yield on the loan and investment portfolios and the cost of funds, consisting primarily of interest expense on deposits and Federal Home Loan Bank advances. The interest rate spread is affected by the match between the maturities or repricing intervals of interest-bearing assets and liabilities, the mix and composition of interest sensitive assets and liabilities, economic factors influencing general interest rates, prepayment on loans and mortgage-backed investments, loan demand and savings flows, as well as the effect of competition for deposits and loans. Net interest income is also affected by the performance of the loan portfolio, amortization on accretion of premiums or discounts on purchased loans or mortgage-backed securities and the level of non-earning assets. Revenues from loan fees and other banking services depend upon the volume of new transactions and the market level of prices for competitive products and services. Non-interest expenses depend upon the efficiency of the Company's internal operations and general market and economic conditions.

     In August 1997, the Company opened, in Cohasset, the first of five planned de novo supermarket branches, with the Randolph (April) and Hanson (September) branches opening in 1998, Brockton (May) opening in 1999 and Canton opening in November 2000. This expansion of the Company's community banking business into supermarket banking is consistent with the Company's strategy of controlled growth with a focus on core retail deposit relationships and will enable the Company to have a greater regional presence.

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

Forward-Looking Statements

     When used in this report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meanings of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

     The Company wishes to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various risks and uncertainties, including regional and national economic conditions, changes in the real estate market, changes in levels of market interest rates, credit risks of lending activities, competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

Net Interest Income

     Net interest income is affected by the mix and volume of assets and liabilities, and levels of prepayment primarily on loans and mortgage-backed investments, the movement and level of interest rates, and interest spread, which is the difference between the average yield received on earning assets and the average rate paid on deposits and borrowings. The Company's net interest rate spread was 2.89% and 3.15% for the years ended December 31, 2000 and 1999.

     The level of non-accrual loans and other real estate owned can have an impact on net interest income but has been immaterial in 2000 and 1999. At December 31, 2000, the Company had $549,000 in non-accrual loans and no other real estate owned compared to $616,000 in non-accrual loans and no other real estate owned as of December 31, 1999.

     The table on the following page presents average balances, interest income and expense and average yields earned or rates paid on the major categories of assets and liabilities for the years indicated.

                                                                Years Ended December 31,
                                                         2000                              1999
                                           --------------------------------- ---------------------------------
                                             Average                Yield/     Average                Yield/
                                             Balance    Interest     Rate      Balance    Interest     Rate
                                           ----------- ---------- ---------- ----------- ---------- ----------
                                                                 (Dollars in thousands)
Assets
 Earning assets:
 Federal funds sold and
 short-term investments ..................  $  1,005    $    58       5.77%   $    436    $    32       7.34%
 Bonds and obligations (2) ...............    80,797      5,591       6.92      63,607      4,237       6.66
 Equity securities (1) ...................    21,440      1,031       4.81      16,859        706       4.19
 Mortgage-backed investments (2) .........   182,432     12,377       6.78     146,508      9,439       6.44
 Loans (3) ...............................   385,671     29,292       7.60     368,578     27,828       7.55
                                            --------    -------               --------    -------

   Total earning assets ..................   671,345     48,349       7.20     595,988     42,242       7.09
                                            --------    -------               --------    -------

 Cash and due from banks .................    19,171                            16,414
 Other assets ............................    11,515                            18,273
                                            --------                          --------
  Total assets ...........................  $702,031                          $630,675
                                            ========                          ========
Liabilities and Stockholders' Equity
 Interest-bearing liabilities:
  NOW deposits ...........................  $ 60,632    $   484        .80%   $ 51,744    $   440        .85%
  Savings deposits .......................   126,488      2,858       2.26     115,726      2,545       2.20
  Time deposits ..........................   174,785      9,675       5.54     164,254      8,404       5.12
                                            --------    -------               --------    -------
   Total interest-bearing deposits .......   361,905     13,017       3.60     331,724     11,389       3.43

 Short-term borrowings ...................   105,813      6,572       6.21      96,005      4,943       5.15
 Long-term debt ..........................   137,546      8,807       6.40     113,905      6,760       5.93
                                            --------    -------               --------    -------

   Total interest-bearing liabilities.....   605,264     28,396       4.69     541,634     23,092       4.26
                                                        -------                           -------
 Non-interest-bearing deposits ...........    53,553                            44,338
                                            --------                          --------
   Total deposits and
    borrowed funds .......................   658,817                  4.31     585,972                  3.94

 Other liabilities .......................    13,538                            13,795
                                            --------                          --------

 Total liabilities .......................   672,355                           599,767
 Stockholders' equity ....................    29,676                            30,908
                                            --------                          --------
   Total liabilities and
    stockholders' equity .................  $702,031                          $630,675
                                            ========                          ========
Net interest income ......................              $19,953                           $19,150
                                                        =======                           =======
Interest rate spread (4) .................                            2.89%                             3.15%
                                                                      ====                              ====
Net yield on earning assets (5) ..........                            2.97%                             3.21%
                                                                      ====                              ====

                                               Years Ended December 31,
                                                         1998
                                           ---------------------------------
                                             Average                Yield/
                                             Balance    Interest     Rate
                                           ----------- ---------- ----------
                                                (Dollars in thousands)
Assets
 Earning assets:
 Federal funds sold and
 short-term investments ..................  $  2,059    $   114       5.55%
 Bonds and obligations (2) ...............    43,034      3,027       7.03
 Equity securities (1) ...................    13,758        627       4.56
 Mortgage-backed investments (2) .........   126,031      8,393       6.66
 Loans (3) ...............................   335,871     26,281       7.82
                                            --------    -------

  Total earning assets ...................   520,753     38,442       7.38
                                            --------    -------

 Cash and due from banks .................    12,407
 Other assets ............................    17,435
                                            --------

  Total assets ...........................  $550,595
                                            ========
Liabilities and Stockholders' Equity
 Interest-bearing liabilities:
  NOW deposits ...........................  $ 43,938    $   652       1.48%
  Savings deposits .......................   102,022      2,281       2.24
  Time deposits ..........................   157,858      8,818       5.59
                                            --------    -------

   Total interest-bearing deposits .......   303,818     11,751       3.87

 Short-term borrowings ...................    42,039      2,279       5.42
 Long-term debt ..........................   125,521      7,555       6.02
                                            --------    -------

   Total interest-bearing liabilities.....   471,378     21,585       4.58
                                                        -------
 Non-interest-bearing deposits ...........    37,080
                                            --------
   Total deposits and
    borrowed funds .......................   508,458                  4.25
 Other liabilities .......................     7,656
                                            --------
 Total liabilities .......................   516,114
 Stockholders' equity ....................    34,481
                                            --------
   Total liabilities and
    stockholders' equity .................  $550,595
                                            ========
Net interest income ......................              $16,857
                                                        =======
Interest rate spread (4) .................                            3.13%
                                                                      ====
Net yield on earning assets (5) ..........                            3.24%
                                                                      ====

(1) Includes Federal Home Loan Bank stock.
(2) Includes investments available for sale at amortized cost.
(3) Non-accrual loans net of reserve for possible loan losses and loans held for sale are included in average loan balances.
(4) Interest rate spread equals the yield on average earning assets minus the yield on average deposits and borrowed funds.
(5) Net yield on earning assets equals net interest income divided by total average earning assets.

Rate/Volume Analysis

     The following table presents, for the periods indicated, the changes in interest income and in interest expense attributable to the change in interest rates and the change in the volume of earning assets and interest-bearing liabilities. The change attributable to both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

Years Ended December 31,                        2000 vs 1999                     1999 vs 1998
------------------------------------- --------------------------------  ------------------------------
(Dollars in thousands)                       Increase (decrease)              Increase (decrease)
                                        Due to     Due to                  Due to     Due to
                                        Volume       Rate      Total       Volume       Rate     Total
                                      --------    -------    ---------  ---------  --------- ---------
Interest and dividend income:
 Loans ..............................  $1,297     $   167      $1,464     $2,493    $   (946)  $1,547
 Bonds and obligations ..............   1,184         170       1,354      1,378        (168)   1,210
 Equity securities ..................     210         115         325        133         (54)      79
 Mortgage-backed securities .........   2,415         523       2,938      1,327        (281)   1,046
 Federal funds sold and
  short-term investments ............      34          (8)         26       (111)         29      (82)
                                       ------     -------      ------     ------    --------   ------
  Total interest and
   dividend income ..................   5,140         967       6,107      5,220      (1,420)   3,800
                                       ------     -------      ------     ------    --------   ------
Interest expense:
 NOW deposits .......................      72         (28)         44        101        (313)    (212)
 Savings deposits ...................     242          71         313        302         (38)     264
 Time deposits ......................     543         728       1,271        348        (762)    (414)
 Short-term borrowings ..............     539       1,090       1,629      2,784        (121)   2,663
 Long-term debt .....................   1,483         564       2,047       (691)       (103)    (794)
                                       ------     -------      ------     ------    --------   ------

  Total interest expense ............   2,879       2,425       5,304      2,844      (1,337)   1,507
                                       ------     -------      ------     ------    --------   ------

Net interest income .................  $2,261     $(1,458)     $  803     $2,376    $    (83)  $2,293
                                       ======     =======      ======     ======    ========   ======

Comparison of the Years
Ended December 31, 2000 and 1999

General

     Net income for the year ended December 31, 2000 was $4,493,000 or $1.41 per diluted share compared to net income of $4,149,000 or $1.20 per diluted share in 1999, a net increase of $344,000 or 8.3% on a net income basis or an increase of $.21 or 17.5% on a per diluted share basis. The overall increase in net income was mainly attributable to increases in net interest income and customer service fees and decreases in the provision for possible loan losses, offset in part by increases in non-interest expense.

Interest and Dividend Income

     Interest and dividend income increased $6,107,000 or 14.5% during 2000, as compared to 1999. The increase was attributable to increases in earning assets and, to a lesser degree, increases in the yield earned on those assets. The balance of average earning assets for 2000 was approximately $671,345,000 as compared to $595,988,000 in 1999, an overall increase of $75,357,000 or 12.6%.
The increase in earning assets was, in part, due to increases in average loan balances which were $385,671,000 for 2000, as compared to $368,578,000 for 1999, an increase of $17,093,000 or 4.6%. This increase in balances was generally caused by larger volumes of commercial loan originations in 1999 and into 2000 as well as higher residential loan balances which were the result of loan originations/purchases throughout 1999 and into 2000. See "Liquidity and Capital Resources" and "Asset/Liability Management" for further discussion of the Company's loan purchasing and investment strategies.

     The average yield earned on loans increased slightly to 7.60% for 2000 from 7.55% for 1999. Loan yields in 2000 were affected by increases in the yields on loans originated/purchased in the second half of 1999 and into 2000. Yields on loans were also positively affected by growth in the Company's commercial loan portfolio (including commercial real estate and construction) which grew to approximately $81,200,000 at December 31, 2000 from $71,400,000 at December 31, 1999, an increase of $9,800,000 or 13.7%. Commercial loans typically carry a higher yield than residential mortgages.

     Average balances of mortgage-backed investments and bond investment securities were $182,432,000 and $80,797,000, respectively, for 2000 as compared to $146,508,000 and $63,607,000, respectively, for the corresponding period in 1999. These balances, when combined, increased $53,114,000 or 25.3%. The yields on mortgage-backed investments and bond investment securities rose to 6.78% and 6.92%, respectively, in 2000, from 6.44% and 6.66%, respectively, in 1999. This was generally due to the acquisition of higher yielding securities over the past year. During 2000, management has strategically acquired generally AAA-rated, mortgage-backed and investment securities in-lieu of aggressively purchasing residential loans in order to provide the Company with better overall yields without sacrificing credit quality. These investments were also deemed by management to be a better fit for the balance sheet for asset-liability purposes.

Interest Expense

     Interest expense for 2000 increased $5,304,000 or 23.0% compared to 1999, generally due to increases in the average balances of deposits and borrowed funds as well as the rates paid on time deposits and borrowed funds. The average balance of core and time deposits rose to $240,673,000 and $174,785,000, respectively, for 2000 as compared to $211,808,000 and $164,254,000, respectively, in 1999, for increases of 13.6% and 6.4%, respectively. The increases noted for 2000 as compared to 1999 relates to the attractiveness of the Company's retail products and services in the marketplace it serves as well as reflecting some of the fallout from recent "in market" bank merger activity which displaced many customers who sought an alternative to their prior banking relationship primarily in the first half of 2000. This has been beneficial to the Company as well as many other community banks in the region. The Company will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings. The average balances of borrowed funds increased overall during 2000 as compared to 1999, to $243,359,000 from $209,910,000, an increase of 15.9%. These increased borrowings were used to fund earning asset growth over the past year.

     The blended weighted average rate paid on interest-bearing deposits and borrowed funds was 4.69% for 2000 as compared to 4.26% in 1999. The overall weighted average rates paid on borrowed funds increased to approximately 6.32% in 2000 from 5.58% in 1999. This increase is reflective of the net cumulative effect of actions taken by the Federal Reserve between July 1999 and August of 2000 to increase the inter-bank borrowing rate by 175 basis points. In January 2001, the Federal Reserve reduced the interbank borrowing rate by 100 basis points in response to a perceived economic slowdown with many economists speculating further reductions. Such reductions, if sustained, should have the effect of decreasing the cost of borrowed funds (short-term and maturing long-term) and time deposits. The Company will continue to evaluate the use of borrowing as an alternative funding source for asset growth in future periods. See "Asset/Liability Management" for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds. The weighted average rates paid on interest-bearing deposits was 3.60% in 2000 as compared to 3.43% in 1999. The overall cost of deposits has increased primarily due to market competition for time deposits. The level of competitive rates for time deposits in 2000 was consistent with the desire of many banks in the marketplace to attract new customers in a period of significant consumer disruption (see earlier discussion of in-market bank merger activity). The Company's cost of time deposits rose to 5.54% in 2000 from 5.12% in 1999. The overall impact on the cost of deposits was mitigated by the Company's continued success in attracting core deposits (DDAs, NOWs, savings and money markets) through its retail and promotional efforts during the year despite overall increases in economic rates and other competitive factors.

Non-Interest Income

     Total non-interest income increased $1,526,000 or 20.7% in 2000 in comparison to 1999. Customer service fees, which were $6,396,000 in 2000 as compared to $4,491,000 for 1999, for an increase of $1,905,000 or 42.4%, rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios. Also, in May 2000, the Company was granted regulatory approval to sell insurance annuities. This and other brokerage related activities accounted for approximately $802,000 of the aforementioned increase in customer service fees. Loan servicing fees and gains on sales of mortgage loans were $311,000 and $1,315,000, respectively, in 2000 as compared to $365,000 and $1,222,000, respectively, in 1999, a combined increase of $39,000 or 2.5%. The increase in loan gains for 2000 as compared to 1999 is generally reflective of the expanded capacity and actual residential mortgage originations and sales as the result of Old Colony Mortgage which was included in the consolidated results of operations for 12 months in 2000 as compared to 9 months in 1999. As the Company has been selling loans generally on a servicing released basis since 1996, the portfolio of loans serviced for others has declined which has caused the continued drop in loan servicing income.

     Gains on sales of securities were $405,000 in 2000 as compared to $823,000 in 1999 for a decrease of $418,000 or 50.8%. The decrease in gains on securities in 2000 is reflective of management's decision to sell fewer securities for gains in 2000 as compared to 1999.

Non-Interest Expenses

     Non-interest expenses for 2000 increased $2,255,000 or 11.6% compared to 1999. Included in this increase in 2000 was approximately $220,000 of non-capitalizable, identifiable and quantifiable non-recurring expenses which related to the Company's conversion of its computer systems from an in-house mainframe to a third party service bureau. This expense was spread across various categories and is noted in the analyses below. Salaries and employee benefits increased 19.3% or $1,786,000 primarily due to the acquisition of Old Colony Mortgage in April 1999 (approximately $143,000); increases related to branches opened (Brockton in May 1999 and Canton November 2000) (approximately $97,000); the conversion of computer systems to an outside service bureau ($33,000); increases in commissions (particularly commissions on insurance sales) and estimates related to various other incentive compensation accruals ($400,000) and other general increases in salaries, commissions paid and customer service related staff levels. These increases correspond with the Company's strategic focus of attracting core deposits and new customer relationships. Management also believes that a portion of the salaries expense increase, not previously specifically identified, is attributable to post-conversion activity which has had a temporary impact on increasing overtime hours worked and overall staffing levels. Additionally, these increases are net of a curtailment gain of $155,000 which was the result of management's decision to freeze (October 31, 2000) and terminate (December 31, 2000) its pension plan. This was recorded as a reduction in salaries and benefits expense in the fourth quarter of 2000. Occupancy expenses decreased $176,000 or 5.2% primarily due to the expiration of maintenance contracts on the Company's prior mainframe system. These decreases are net of the effect of increases relating to the acquisition of Old Colony Mortgage (approximately $52,000), the Canton and Brockton branches as previously noted (approximately $33,000) and the system conversion ($17,000). Other non-interest expenses, including trust preferred expenses, also increased $645,000 or 9.5% for 2000 in comparison to 1999. The aforementioned increases relates to the acquisition of Old Colony Mortgage ($74,000), the Brockton and Canton branches ($56,000), the systems conversion ($170,000) and service contracts on new computer system ($340,000) in 2000 in addition to other inflationary and volume related increases.

Provision for Possible Loan Losses

     The provision for possible loan losses for 2000 was $160,000 as compared to $640,000 in 1999. The lower levels of provision is generally attributable to continued strength and improvements in other asset quality factors, such as delinquency, charge offs, non-performing and "watched" assets that management uses to measure and evaluate the adequacy of loan loss reserve levels. The resulting level of loan loss reserves were approximately 1.02% of period end loans at December 31, 2000 as compared to .95% at December 31, 1999. However, ultimate loan losses may vary significantly from current estimates and increased provisions in future periods may be necessary.

Provision for Income Taxes

     The Company's effective income tax rate for 2000 was 36.0% compared to 35.8% in 1999. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates.

Comparison of the Years Ended December 31, 1999 and 1998

General

     Net income for the year ended December 31, 1999 was $4,149,000 or $1.20 per diluted share compared to a net income of $4,371,000 or $1.17 per diluted share in 1998, a net decrease of $222,000 or 5.1%. Earnings on a per diluted share basis increased in 1999 over 1998 as a result of the Company's repurchase of shares under current buy back plans. The overall decline in net income was mainly attributable to lower gains on sales of securities and increases in non-interest expenses, including salaries expense and trust preferred securities, offset in part by increases in net interest income, customer service fees and gains on sales of mortgages.

Interest and Dividend Income

     Interest and dividend income increased $3,800,000 or 9.9% during 1999, as compared to 1998. The increase was attributable to increases in earning assets offset in part by reductions in the yield earned on those assets. The balance of average earning assets for 1999 was approximately $595,988,000 as compared to $520,753,000 in 1998, an overall increase of $75,235,000 or 14.4%. The increase in earning assets was in part due to increases in average loan balances which were $368,578,000 for 1999, as compared to $335,871,000 in 1998, an increase of $32,707,000 or 9.7%. This increase was generally caused by larger volumes of commercial loan originations in 1998 and into 1999 as well as higher residential loan balances which were the result of the steady volume of loan originations and purchases throughout 1998 and into 1999. See "Liquidity and Capital Resources" and "Asset/Liability Management" for further discussion of the Company's investment strategies.

     The average yield earned on loans decreased in 1999 as compared to 1998 primarily due to the effect of higher prepayments on higher yielding residential loans and lower rates earned on newer originations or purchases. The yield on loans for 1999 was 7.55% as compared to 7.82% in 1998. Loan yields in 1999 were affected by consistently high levels of prepayment activity experienced throughout 1998 into 1999 on higher yielding residential loans which were in turn replaced by lower yielding loans as a result of market conditions in 1998 and 1999 as compared to loans which were originated prior to 1997. Yields on loans were positively affected by growth in the Company's commercial loan portfolio (including commercial real estate and construction loans) which has grown to approximately $71,400,000 at December 31, 1999 from $63,700,000 at December 31, 1998, an increase of $7,700,000 or 12.1%.
Commercial loans typically carry a higher yield than residential mortgages.

     Average balances of mortgage-backed investments and bond investments were $146,508,000 and $63,607,000, respectively, for 1999 as compared to $126,031,000 and $43,034,000, respectively, in 1998. These balances, when combined, increased $41,050,000 or 24.3%. The yield on mortgage-backed investments and bond investments declined to 6.44% and 6.66% respectively in 1999, as compared to 6.66% and 7.03%, respectively in 1998. As with loan yields, these yields were adversely affected by general rate declines and prepayments on higher yielding securities over the previous two years.

     Also, the yield on bond investments decreased generally due to some of the Company's higher yielding bonds being called by the issuers with proceeds being reinvested at lower rates.

Interest Expense

     Interest expense for 1999 increased $1,507,000 or 7.0% compared to 1998, generally due to increases in the average balances of deposits and borrowed funds, which was partially offset by decreases in the rates paid on deposit and borrowed funds. The average balance of core and time deposits rose to $211,808,000 and $164,254,000, respectively, for 1999 as compared to $183,040,000 and $157,858,000, respectively, in 1998, for increases of 15.7% and
4.1%, respectively. The average balances of borrowed funds increased overall, during 1999 as compared to 1998, to $209,910,000 from $167,560,000, an increase of 25.3%. This increase generally related to the funding of asset growth. The blended weighted average rate paid on interest-bearing deposits and borrowed funds was 4.26% for 1999 as compared to 4.58% in 1998. The weighted average rates paid on deposits was 3.03% for 1999 as compared to 3.45% in 1998. The overall cost of deposits has declined in 1999 as compared to 1998, generally due to the continued success of promotional efforts to attract core deposits (NOW accounts, demand deposits, savings and money markets), which typically have a lower cost of funds than time deposits and borrowings. The overall weighted average rates paid on borrowed funds decreased to approximately 5.58% for 1999 from 5.87% in 1998. This decrease represents the renewal of certain borrowings which came due in 1998 at lower rates than they had been obtained for previously. The decrease in the cost of borrowed money is consistent with the cumulative effect of the Federal Reserve's actions taken in the second half of 1998 to reduce the inter-bank borrowing rate by 75 basis points partially offset by the actions taken by the Federal Reserve in 1999 to increase that same rate by 75 basis points. See "Asset/Liability Management" for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds.

Non-Interest Income

     Total non-interest income increased $464,000 or 6.7% in 1999 in comparison to 1998. Customer service fees, which were $4,491,000 for 1999 as compared to $3,816,000 for 1998, for an increase of $675,000 or 17.7%, rose primarily due to growth in deposit accounts, primarily NOW and checking accounts. Loan servicing fees and gains on sales of mortgage loans were $365,000 and $1,222,000, respectively, for 1999 as compared to $469,000 and $492,000, respectively, in 1998, a combined increase of $626,000 or 65.1%. The increase in gains on sales was generally reflective of the Company's acquisition of Old Colony Mortgage and also the favorable consumer rates for residential loans for the first nine months of 1999 which resulted in increased saleable loan production compared to the same period in 1998. As the Company has been selling loans generally on a servicing released basis since 1996, the portfolio of loans serviced for others has declined which has caused the continued drop in loan servicing income.

     Gains on sales of securities were $823,000 for 1999 as compared to $1,731,000 for 1998 for a decrease of $908,000 or 52.5%. While the equity markets remained relatively strong for 1999, management elected to sell fewer holdings.

Non-Interest Expenses

     Non-interest expenses for 1999 increased $3,154,000 or 19.4% compared to 1998. Salaries and employee benefits increased 17.9% or $1,404,000 primarily due to the acquisition of Old Colony Mortgage (approximately $884,000), and increases in supermarket branch staff (approximately $347,000). The increases in supermarket staffing were the result of more supermarket branches being open during 1999 than compared to the same period in

1998. The branches primarily affecting this difference, with their opening dates in parenthesis, were Randolph (April 1998), Hanson (September 1998) and Brockton (May 1999). These increases correspond with the Company's strategic focus of attracting core deposits and new customer relationships. The increase in salaries and benefits expense, excluding Old Colony Mortgage and the supermarket branches, was approximately $173,000 or 2.5%. Occupancy expenses increased $698,000 or 26.1% primarily due to the acquisition of Old Colony Mortgage (approximately $94,000), the effect of increasing the number of supermarket branches (approximately $217,000), and increases in other capital and technology expenditures. Other non-interest expenses, including trust preferred expenses, also increased $1,052,000 or 18.3% for 1999 in comparison to 1998. Of this amount, approximately $534,000 of the aforementioned increases relates to expenses related to guaranteed preferred beneficial interests in junior subordinated debentures ("Trust Preferred Securities") which were issued in June 1998, and approximately $306,000 related to the Old Colony Mortgage operation and an additional $152,000 related to increases in the number of supermarket branches.

Provision for Possible Loan Losses

     The provision for possible loan losses was reduced to $640,000 for 1999 from $760,000 in 1998, a decline of $120,000 or 15.8%. The primary reason for the reduction in provisions in 1999 vs. 1998 was due to the recovery of approximately $90,000 on a previously charged-off commercial real estate loan as well as the continued strength of other asset quality factors that management uses to evaluate the adequacy of loan loss reserve levels.

Provision for Income Taxes

     The Company's effective income tax rate for 1999 was 35.8% compared to 35.1% for 1998. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates. Additionally, the overall effective tax rate is influenced by the proportion of income generated by non-bank subsidiaries. In 1998, a greater portion of income was generated through non-bank subsidiaries as compared to 1999.

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

   Rate Change      Estimated Exposure as a
 (Basis Points)     % of Net Interest Income
----------------   -------------------------
      +200                    3.73%
      -200                    0.17%

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

The Company's policy is to match, as well as possible, the interest rate sensitivities of its assets and liabilities. Generally, residential mortgage loans currently originated by the Company are sold in the secondary market. Residential mortgage loans that the Company currently originates, from time to time, or purchases for the Company's own portfolio are primarily 1-year, 3-year, 5-year and 7-year adjustable rate mortgages and shorter term (generally 15-year or seasoned 30-year) fixed rate mortgages.

The Company also emphasizes loans with terms to maturity or repricing of 5 years or less, such as certain commercial mortgages, business loans, residential construction loans and home equity loans.

Management desires to expand its interest earning asset base in future periods primarily through growth in the Company's loan portfolio. Loans comprised approximately 57.5% of the average interest earning assets in 2000. In the future, the Company intends to continue to be competitive in the residential mortgage market but plans to place greater emphasis on home equity and commercial loans. The Company also historically has been and expects to become more active in pursuing wholesale opportunities to purchase loans. During 2000, 1999 and 1998, the Company acquired approximately $0, $73,000,000 and $95,600,000, respectively, of residential first mortgages which are serviced by others.

The Company has also used mortgage-backed investments (typically with weighted average lives of 5 to 7 years) as a vehicle for fixed and adjustable rate investments and as an overall asset/liability tool. These securities have been highly liquid given current levels of prepayments in the underlying mortgage pools and, as a result, have provided the Company with greater reinvestment flexibility.

One of the factors influencing earning asset levels and their yields since 1997 has been the intensity of prepayment activity on mortgage related assets which have been prompted by the very attractive refinancing opportunities that the market has presented consumers for the better part of the past two years. Management estimates that over 60% of its earning assets at December 31, 1997 have paid off by December 31, 2000 and were replaced with similar assets at generally lower yields. This has contributed to the continued downward trend in asset yields in 1998 and 1999. This effect was offset in part by the acquisition/origination of loans and investments at higher yields in 2000, due to the rising interest rate environment which existed. Management does anticipate, however, given the early market trends and interest rate forecasts by economists, that prepayment activity and declining asset yield trends may develop in 2001.

The level of the Company's liquid assets and the mix of its investments may vary, depending upon management's judgment as to market trends, the quality of specific investment opportunities and the relative attractiveness of their maturities and yields. Management has been aggressively promoting the Company's core deposit products since the first quarter of 1995, particularly checking and NOW accounts. The success of this program has favorably impacted the overall deposit growth to date, despite interest rate and general market pressures, and has helped the Company to increase its customer base. However, given the strong performance of mutual funds and the equity markets in general, the Company and many of its peers have begun to see lower levels of growth in time deposits as compared to prior years as customers reflect their desire to increase their returns on investment. This pressure has been exacerbated currently by the historically low long-term economic interest rates. Management believes that the markets for future time deposit growth, particularly with terms in excess of 2 years, will remain highly competitive. Management will continue to evaluate future funding strategies and alternatives accordingly as well as to continue to focus its efforts on attracting core, retail deposit relationships.

The Company is also a voluntary member of the Federal Home Loan Bank ("FHLB") of Boston. This borrowing capacity assists the Company in managing its asset/liability growth because, at times, the Company considers it more advantageous to borrow money from the FHLB of Boston than to raise money through non-core deposits (i.e., certificates of deposit). Borrowed funds totaled $222,132,000 at December 31, 2000 compared to $259,751,000 at December 31, 1999. These borrowings are primarily comprised of FHLB of Boston advances and have primarily funded residential loan originations and purchases as well as mortgage-backed investments and investment securities. Additionally, as of December 31, 1999, approximately $18 million of the Company's borrowings were used to acquire cash as part of the Company's Year 2000 contingency plans. Nearly all of this amount was paid off in early January 2000 as the majority of the cash was returned to the Federal Reserve.

Also, the Company obtained funding in June 1998 through the issuance of Trust Preferred Securities which carry a higher interest rate than similar FHLB borrowings but at the same time are included as capital, without diluting earnings per share and are tax deductible. See "Liquidity and Capital Resources" for further discussion.

The following table sets forth maturity and repricing information relating to interest sensitive assets and liabilities at December 31, 2000. The balance of such accounts has been allocated among the various periods based upon the terms and repricing intervals of the particular assets and liabilities. For example, fixed rate residential mortgage loans and mortgage-backed securities, regardless of "available for sale" classification, are shown in the table in the time periods corresponding to projected principal amortization computed based on their respective weighted average maturities and weighted average rates using prepayment data available from the secondary mortgage market.

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

                                                 Repricing/Maturity Interval
At December 31, 2000                        0-6 Mos.      6-12 Mos.      1-2 Yrs.
---------------------------------------- ------------- -------------- --------------
(Dollars in thousands)
Assets subject to interest rate
 adjustment:
 Short-term investments ................  $      235     $       --     $       --
 Bonds and obligations .................      57,200          2,995         10,985
 Mortgage-backed
 investments ...........................      32,593         24,546         23,753
Mortgage loans subject to rate
 review ................................      28,350         23,094         18,251
 Fixed rate mortgage loans .............      53,268         14,670         25,726
 Commercial and other loans
  contractual maturity .................      14,739          3,149          1,756
                                          ----------     ----------     ----------

  Total ................................     186,385         68,454         80,471
                                          ----------     ----------     ----------
Liabilities subject to interest
 rate adjustment:
 Money market deposit
 accounts ..............................      15,502             --             --
 Savings deposits - term
 certificates ..........................      72,478         40,698         55,117
 Other savings accounts ................     187,238             --             --
 Borrowed funds ........................      98,632          5,000         74,000
                                          ----------     ----------     ----------

  Total ................................     373,850         45,698        129,117
                                          ----------     ----------     ----------
Guaranteed preferred beneficial
 interest in junior
 subordinated debentures ...............          --             --             --
                                          ----------     ----------     ----------
Excess (deficiency) of rate
 sensitive assets over rate
 sensitive liabilities .................    (187,465)        22,756        (48,646)
                                          ----------     ----------     ----------
Cumulative excess (deficiency)
 of rate sensitive assets over
 rate sensitive liabilities (1) ........  $ (187,465)    $ (164,709)    $ (213,355)
                                          ----------     ----------     ----------
Rate sensitive assets as a
 percent of rate sensitive
 liabilities (cumulative) ..............        49.9%          60.7%          61.1%

                                                      Repricing/Maturity Interval
At December 31, 2000                        2-3 Yrs.       3-5 Yrs.    Over 5 Yrs.     Total
---------------------------------------- -------------- ------------- ------------- -----------
(Dollars in thousands)
Assets subject to interest rate
 adjustment:
 Short-term investments ................   $       --     $      --     $      --    $     235
 Bonds and obligations .................       10,545         4,659         2,044       88,428
 Mortgage-backed
 investments ...........................       20,465        30,834        62,325      194,516
Mortgage loans subject to rate
 review ................................       42,553         9,138         3,106      124,492
 Fixed rate mortgage loans .............       21,671        31,633        82,895      229,863
 Commercial and other loans
  contractual maturity .................        1,364         2,120           511       23,639
                                           ----------     ---------     ---------    ---------

  Total ................................       96,598        78,384       150,881      661,173
                                           ----------     ---------     ---------    ---------
Liabilities subject to interest
 rate adjustment:
 Money market deposit
 accounts ..............................           --            --            --       15,502
 Savings deposits - term
 certificates ..........................        6,226        13,300         2,163      189,982
 Other savings accounts ................           --            --            --      187,238
 Borrowed funds ........................       10,000         5,000        29,500      222,132
                                           ----------     ---------     ---------    ---------

  Total ................................       16,226        18,300        31,663      614,854
                                           ----------     ---------     ---------    ---------
Guaranteed preferred beneficial
 interest in junior
 subordinated debentures ...............           --            --        12,086       12,086
                                           ----------     ---------     ---------    ---------
Excess (deficiency) of rate
 sensitive assets over rate
 sensitive liabilities .................       80,372        60,084       107,132       34,233
                                           ----------     ---------     ---------    ---------
Cumulative excess (deficiency)
 of rate sensitive assets over
 rate sensitive liabilities (1) ........   $ (132,983)    $ (72,899)    $  34,233
                                           ----------     ---------     ---------
Rate sensitive assets as a
 percent of rate sensitive
 liabilities (cumulative) ..............         76.5%         87.5%        105.5%

(1) Cumulative as to the amounts previously repriced or matured. Assets held for sale are reflected in the period in which sales are expected to take place. Securities classified as available for sale are shown at repricing/maturity intervals as if they are to be held to maturity as there is no definitive plan of disposition. They are also shown at amortized cost.

Liquidity and Capital Resources

     Payments and prepayments on the Company's loan and mortgage-backed investment portfolios, sales of fixed rate residential loans, increases in deposits, borrowed funds and maturities of various investments comprise the Company's primary sources of liquidity. The Company is also a voluntary member of the FHLB of Boston and, as such, is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to outside sources. Qualified collateral generally consists of residential first mortgage loans, securities issued, insured or guaranteed by the U.S. Government or its agencies, and funds on deposit at the FHLB of Boston. Short-term advances may be used for any sound business purpose, while long-term advances may be used only for the purpose of providing funds to finance housing. At December 31, 2000, the Company had approximately $195,000,000 in unused borrowing capacity that is contingent upon the purchase of additional FHLB of Boston stock. Use of this borrowing capacity is also impacted by capital adequacy considerations.

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

     The Company regularly monitors its asset quality to determine the level of its loan loss reserves through periodic credit reviews by members of the Company's Management Credit Committee. The Management Credit Committee, which reports to the Executive Committee of the Company's Board of Directors, also works on the collection of non-accrual loans and disposition of real estate acquired by foreclosure. The allowance for possible loan losses is determined by the Management Credit Committee after consideration of several key factors including, without limitation potential risk in the current portfolio, levels and types of non-performing assets and delinquency, levels of potential problem loans, which generally have varying degrees of loan collateral and repayment issues, on the watched asset reports. Workout approach and financial condition of borrowers are also key considerations to the evaluation of non-performing loans.

     Non-performing assets were $556,000 at December 31, 2000, compared to $616,000 at December 31, 1999, a decrease of $60,000 or 9.7%. The Company's percentage of delinquent loans to total loans was .22% at December 31, 2000, as compared to .28% at December 31, 1999. Management believes that while delinquency rates and non-performing assets remain at relatively low levels, these factors are at historic lows, and at some point in the future some degree of economic slowdown would likely result in future increases in problem assets and ultimately loan loss provisions. Management continues to monitor the overall economic environment and its potential effects on future credit quality on an ongoing basis.

     At December 31, 2000, the Company had outstanding commitments to originate, purchase and sell residential mortgage loans in the secondary market amounting to $14,056,000, $0 and $3,617,000, respectively. The Company also has outstanding commitments to grant advances under existing home equity lines of credit amounting to $15,480,000. Unadvanced commitments under outstanding commercial and construction loans totaled $19,627,000 as of December 31, 2000. The Company believes it has adequate sources of liquidity to fund these commitments.

     The Company's total stockholders' equity was $34,305,000 or 4.7% of total assets at December 31, 2000, compared with $27,832,000 or 4.0% of total assets at December 31, 1999. The increase in total stockholders' equity of approximately $6,473,000 or 23.3% primarily resulted from decreases in the unrealized loss on the market value of available for sale securities, net of taxes and earnings of the Company. Stock repurchases and dividends paid partially offset the effect of these increases.

     The Company issued $12,650,000 of 8.25% Trust Preferred Securities in June 1998. Under current regulatory guidelines, trust preferred securities are allowed to represent up to approximately 25% of the Company's Tier 1 capital with any excess amounts available as Tier 2 capital. As of December 31, 2000, approximately $11,833,000 of these securities was included in Tier 1 capital.

     Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a "well-capitalized" classification. At December 31, 2000, the Company's Tier 1 leverage capital ratio was approximately 6.13%. In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% (6.00% for "well-capitalized") and a minimum ratio of total capital to risk-weighted assets of 8.00% (10.00% for "well-capitalized"). At December 31, 2000, the Company's Tier 1 and total risk-based capital ratios were approximately 11.08% and 12.14%, respectively. The Company is categorized as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.). The Bank is also categorized as "well-capitalized" as of December 31, 2000.

Impact of Inflation

     The Consolidated Financial Statements of the Company and related Financial Data presented herein have been prepared in accordance with accounting principles generally accepted in the United States which generally require the measurement of financial condition and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Company is reflected in increased operating costs. Unlike most industrial companies, almost all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

Proposed Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company's adoption of this Statement as of January 1, 2001 did not have a material impact on the Company's financial position or results of operation.

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS Statement No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company has not yet qualified the impact of adopting SFAS No. 140 on its consolidated financial statements; however, the Company does not expect that the adoption of this statement will have a material impact on its consolidated financial position or results or operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See Management Discussion and Analysis--Asset/Liability Management.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Public Accountants
To the Board of Directors and Stockholders of Abington Bancorp, Inc.:

     We have audited the accompanying consolidated balance sheets of Abington Bancorp, Inc. (a Massachusetts corporation) and subsidiaries ("the Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Abington Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP

Arthur Andersen LLP
Boston, Massachusetts

January 11, 2001

Consolidated Balance Sheets

                                                                              December 31,
                                                                           2000           1999
                                                                       ------------   ------------
                                                                         (Dollars in thousands)
ASSETS
Cash and due from banks (Note 18) ..................................    $  27,374      $  33,497
Short-term investments .............................................          235            225
                                                                        ---------      ---------

 Total cash and cash equivalents ...................................       27,609         33,722
                                                                        ---------      ---------
Loans held for sale (Notes 1 and 6) ................................        3,617          2,730
Securities (Notes 1, 5, 9 and 10):
Available for sale - at fair value .................................      290,211        235,623

Loans (Notes 1, 6, 9 and 10) .......................................      374,377        389,681
 Less: Allowance for possible loan losses ..........................       (3,856)        (3,701)
                                                                        ---------      ---------

   Loans, net ......................................................      370,521        385,980
                                                                        ---------      ---------
Federal Home Loan Bank stock, at cost ..............................       12,910         12,910
Banking premises and equipment, net (Note 7) .......................        9,481          9,037
Other real estate owned, net (Note 6) ..............................           --             --
Intangible assets (Notes 1, 2 and 3) ...............................        2,710          3,161
Bank-owned life insurance - contract value (Note 20) ...............        3,511          3,348
Deferred tax asset, net (Note 11) ..................................        1,412          4,146
Other assets .......................................................        6,267          5,593
                                                                        ---------      ---------
                                                                        $ 728,249      $ 696,250
                                                                        =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (Note 8) ..................................................    $ 454,747      $ 389,692
Short-term borrowings (Note 9) .....................................       49,565        152,551
Long-term debt (Note 10) ...........................................      172,567        107,200
Accrued taxes and expenses (Notes 11 and 14) .......................        3,582          2,552
Other liabilities ..................................................        1,397          4,413
                                                                        ---------      ---------

 Total liabilities .................................................      681,858        656,408
                                                                        ---------      ---------
Guaranteed preferred beneficial interests in the Company's junior
 subordinated debentures (Note 3) ..................................       12,086         12,010

Commitments and contingencies (Note 12)

Stockholders' equity (Notes 4, 5, 13, 16, 17 and 19): ..............
Serial preferred stock, $.10 par value, 3,000,000 shares authorized;
 none issued .......................................................          --             --
Common stock, $.10 par value, 12,000,000 shares
 authorized; 4,875,000 shares issued in 2000
  and 4,834,000 shares issued in 1999 ..............................          488            483
Additional paid-in capital .........................................       22,915         22,610
Retained earnings ..................................................       29,570         26,176
                                                                        ---------      ---------

                                                                           52,973         49,269
Treasury stock - 1,807,000 and 1,641,000 shares
 in 2000 and 1999, at cost .........................................      (17,584)       (15,885)
Compensation plans .................................................          111             29
Net unrealized loss on available for sale
 securities, net of taxes ..........................................       (1,195)        (5,581)
                                                                        ---------      ---------

 Total stockholders' equity ........................................       34,305         27,832
                                                                        ---------      ---------

                                                                        $ 728,249      $ 696,250
                                                                        =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

                                                                             December 31,
                                                                    2000         1999         1998
                                                                ------------ ------------ ------------
                                                            (Dollars in thousands, except per share data)
Interest and dividend income:
 Interest and fees on loans (Notes 1 and 6) ................... $   29,292   $   27,828   $   26,281
 Interest on mortgage-backed investments ......................     12,377        9,439        8,393
 Interest on bonds and obligations ............................      5,591        4,237        3,027
 Dividend income ..............................................      1,031          706          627
 Interest on short-term investments ...........................         58           32          114
                                                                ----------   ----------   ----------

  Total interest and dividend income ..........................     48,349       42,242       38,442
                                                                ----------   ----------   ----------
Interest expense:
 Interest on deposits (Note 8) ................................     13,017       11,389       11,751
 Interest on short-term borrowings (Note 9) ...................      6,572        4,943        2,279
 Interest on long-term debt (Note 10) .........................      8,807        6,760        7,555
                                                                ----------   ----------   ----------

  Total interest expense ......................................     28,396       23,092       21,585
                                                                ----------   ----------   ----------
Net interest income ...........................................     19,953       19,150       16,857
Provision for possible loan losses (Note 6) ...................        160          640          760
                                                                ----------   ----------   ----------
Net interest income after provisions for
 possible loan losses .........................................     19,793       18,510       16,097
                                                                ----------   ----------   ----------
Non-interest income:
 Loan servicing fees (Note 6) .................................        311          365          469
 Customer service fees ........................................      6,396        4,491        3,816
 Gain on sales of securities, net .............................        405          823        1,731
 Gain on sales of mortgage loans, net .........................      1,315        1,222          492
 Net gain on sales and write-down of other
  real estate owned ...........................................         --           68           43
 Other (Note 20) ..............................................        472          404          358
                                                                ----------   ----------   ----------

  Total non-interest income ...................................      8,899        7,373        6,909
                                                                ----------   ----------   ----------
Non-interest expense:
 Salaries and employee benefits (Notes 12, 14 and 17) .........     11,022        9,236        7,832
 Occupancy and equipment expenses (Notes 7 and 12) ............      3,201        3,377        2,679
 Trust preferred securities expense (Note 3) ..................      1,120        1,120          586
 Other non-interest expenses (Note 15) ........................      6,332        5,687        5,170
                                                                ----------   ----------   ----------

  Total non-interest expense ..................................     21,675       19,420       16,267
                                                                ----------   ----------   ----------
Income before income taxes ....................................      7,017        6,463        6,739
Provision for income taxes (Note 11) ..........................      2,524        2,314        2,368
                                                                ----------   ----------   ----------

Net income .................................................... $    4,493   $    4,149   $    4,371
                                                                ==========   ==========   ==========
Earnings per share (Note 1):
 Basic -
  Net income per share ........................................ $     1.46   $     1.26   $     1.25
                                                                ==========   ==========   ==========
 Weighted average common shares ...............................  3,068,000    3,285,000    3,491,000
                                                                ==========   ==========   ==========
 Diluted -
  Net income per share ........................................ $     1.41   $     1.20   $     1.17
                                                                ==========   ==========   ==========
 Weighted average common shares
  and share equivalents .......................................  3,186,000    3,460,000    3,722,000
                                                                ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

                                                                                                   Net
                                                                                                Unrealized
                                                                                               Gain (Loss)
                                                         Additional                            on Available
                                                Common     Paid-in     Retained    Treasury      for Sale    Compensation
(Dollars in thousands except per share data)     Stock     Capital     Earnings      Stock      Securities      Plans        Total
---------------------------------------------- -------- ------------ ----------- ------------ ------------- ------------- ----------
Balance at December 31, 1997                     $468      $21,094    $ 19,858    $  (5,931)    $  1,063       $ (231)     $ 36,321
Net income ...................................     --           --       4,371           --           --           --         4,371
Issuance of stock ............................     12          656          --           --           --           --           668
Amortization of unearned
 compensation - ESOP .........................     --           80          --           --           --           81           161
Obligation related to directors'
 deferred stock plan .........................     --           --          --           --           --           36            36
Dividends declared ($.30 per share)...........     --           --      (1,047)          --           --           --        (1,047)
Repurchase of common stock ...................     --           --          --       (7,352)          --           --        (7,352)
Effect of reclassification of securities
 from held for investment to
 available for sale, net of taxes ............     --           --          --           --          245           --           245
Change in market value on available
 for sale securities, net of taxes ...........     --           --          --           --         (343)          --          (343)
                                                 ----      -------    --------    ---------     --------       ------      --------

Balance at December 31, 1998 .................   $480      $21,830    $ 23,182    $ (13,283)    $    965       $ (114)     $ 33,060

Net income ...................................     --           --       4,149           --           --           --         4,149
Issuance of stock ............................      3          691          --           --           --           --           694
Amortization of unearned
 compensation - ESOP .........................     --           89          --           --           --           81           170
Obligation related to directors'
 deferred stock plan .........................     --           --          --           --           --           62            62
Dividends declared ($.35 per share)...........     --           --      (1,155)          --           --           --        (1,155)
Repurchase of common stock ...................     --           --          --       (2,602)          --           --        (2,602)
Change in market value on available
 for sale securities, net of taxes ...........     --           --          --           --       (6,546)          --        (6,546)
                                                 ----      -------    --------    ---------     --------       ------      --------

Balance at December 31, 1999 .................   $483      $22,610    $ 26,176    $ (15,885)    $ (5,581)      $   29      $ 27,832

Net income ...................................     --           --       4,493           --           --           --         4,493
Issuance of stock ............................      5          255          --           --           --           --           260
Amortization of unearned
 compensation - ESOP .........................     --           50          --           --           --           68           118
Obligation related to directors'
 deferred stock plan .........................     --           --          --           --           --           14            14
Dividends declared ($.36 per share)...........     --           --      (1,099)          --           --           --        (1,099)
Repurchase of common stock ...................     --           --          --       (1,699)          --           --        (1,699)
Change in market value on available
 for sale securities, net of taxes ...........     --           --          --           --        4,386           --         4,386
                                                 ----      -------    --------    ---------     --------       ------      --------

Balance at December 31, 2000 .................   $488      $22,915    $ 29,570    $ (17,584)    $ (1,195)      $  111      $ 34,305


The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

                                                                       Years Ended December 31,
                                                                     2000         1999         1998
                                                                  ---------   -----------   ---------
                                                                        (Dollars in thousands)
Net income, as reported .......................................    $4,493      $  4,149      $4,371
Unrealized gains (losses) on securities, net of taxes .........     4,649        (6,011)        782
Less: Reclassification adjustment for securities gains
 included in net income, net of taxes .........................       263           535       1,125
                                                                   ------      --------      ------
Comprehensive income (loss) before transfers
 of held for investment securities ............................     8,879        (2,397)      4,028

Add: Net unrealized gains on securities transferred
 from held for investment to available for sale, net of
 taxes ........................................................        --            --         245
                                                                   ------      --------      ------

Comprehensive income (loss) ...................................    $8,879      $ (2,397)     $4,273
                                                                   ======      ========      ======

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                          Years Ended December 31,
                                                                     2000            1999            1998
                                                                -------------   -------------   -------------
                                                                           (Dollars in thousands)
Cash flows from operating activities:
 Net income .................................................    $    4,493      $    4,149      $    4,371
 Adjustments to reconcile net income to net cash
  from operating activities:
  Provision for possible loan losses ........................           160             640             760
  Net gain on sales and write-down of other real estate
    owned and investment in limited partnership .............            --             (68)            (43)
  Amortization, accretion and depreciation, net .............         1,761           1,855           1,800
  Provision (benefit) for (prepaid) deferred taxes ..........          (257)           (225)            (66)
  Gain on sales of securities, net ..........................          (405)           (823)         (1,731)
  Gain on sales of mortgage loans, net ......................        (1,315)         (1,222)           (492)
  Loans originated for sale in the secondary market .........       (69,907)        (94,000)        (34,481)
  Proceeds from sales of loans ..............................        70,335          95,171          32,404
  Other, net ................................................        (2,737)          2,144          (3,505)
                                                                 ----------      ----------      ----------

Net cash (used in) provided by operating activities .........         2,128           7,621            (983)
                                                                 ----------      ----------      ----------
Cash flows from investing activities:
 Net cash paid for Old Colony acquisition ...................            --          (1,113)             --
 Purchase of held for investment securities .................            --              --          (2,844)
 Proceeds from principal payments received and
  redemptions of held for investment securities .............            --              --           5,562
 Proceeds from sales of available for sale securities .......         4,839           7,102          74,624
 Proceeds from principal payments on and maturities of
  available for sale securities .............................        24,387          35,424          49,979
 Purchase of available for sale securities ..................       (75,815)       (106,742)       (142,019)
 Loans originated/purchased (paid), net .....................        15,299         (24,992)        (28,134)
 Purchase of FHLB stock .....................................            --          (3,372)         (1,387)
 Purchase of banking premises and equipment .................        (1,966)         (2,091)         (3,269)
 Proceeds from sales of other real estate owned .............            --              68             308
                                                                 ----------      ----------      ----------

Net cash used in investing activities .......................       (33,256)        (95,716)        (47,180)
                                                                 ----------      ----------      ----------
Cash flows from financing activities:
 Net increase in deposits ...................................        65,055          25,739          39,019
 Net increase (decrease) in borrowings with maturities
  of 3 months or less .......................................      (107,986)        107,719         (14,282)
 Proceeds from issuance of short-term borrowings with
  maturities in excess of 3 months ..........................        10,000          10,000          45,000
 Principal payments on short-term borrowings with
  maturities in excess of 3 months ..........................        (5,000)        (35,000)        (20,000)
 Proceeds from issuance of long-term debt ...................       101,717          66,700          50,000
 Principal payments on long-term debt .......................       (36,350)        (70,000)        (49,500)
 Net proceeds on issuance of guaranteed preferred
  beneficial interests in junior subordinated debentures.....            --              --          11,915
 Payment of cash dividends ..................................          (982)         (1,150)         (1,062)
 Purchase of treasury stock .................................        (1,699)         (2,602)         (7,352)
 Proceeds from the exercise of stock options ................           260             694             667
                                                                 ----------      ----------      ----------

Net cash provided by financing activities ...................        25,015         102,100          54,405
                                                                 ----------      ----------      ----------
Net increase (decrease) in cash and cash equivalents ........        (6,113)         14,005           6,242
Cash and cash equivalents at beginning of year ..............        33,722          19,717          13,475
                                                                 ----------      ----------      ----------

Cash and cash equivalents at end of year ....................    $   27,609      $   33,722      $   19,717
                                                                 ==========      ==========      ==========

                                                                 Years Ended December 31,
                                                             2000          1999          1998
                                                          ----------   ------------   ----------
                                                                  (Dollars in thousands)
Supplemental cash flow information:
Interest paid on deposits .............................    $ 13,013      $ 11,419      $11,718
Interest paid on borrowed funds .......................      14,964        11,907        9,807
Income taxes paid .....................................       2,365         1,517        3,154
Transfers of loans to other real estate owned .........          --            --           --
Transfers of securities to available for sale
 from held for investment .............................          --            --       61,232

Acquisition:
 Liabilities assumed ..................................          --         3,370           --

 Less: assets purchased ...............................          --         3,688           --
 Premium paid .........................................          --           795           --
                                                           --------      --------      -------
 Net cash paid ........................................    $     --      $ (1,113)     $    --
                                                           ========      ========      =======

The accompanying notes are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements
December 31, 2000

1. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

     The consolidated financial statements include the accounts of Abington Bancorp, Inc. (the "Company") (a Massachusetts corporation) and its wholly-owned subsidiaries, Abington Savings Bank (the "Bank") and Abington Bancorp Capital Trust (See Note 3). The Bank also includes its wholly-owned subsidiaries, Holt Park Place Development Corporation and Norroway Pond Development Corporation, each typically owning properties being marketed for sale, Abington Securities Corporation, which invests primarily in obligations of the United States Government and its agencies and equity securities and Old Colony Mortgage which originates and sells loans to investors on a servicing released basis (See Note 2).

     Abington Bancorp, Inc. was reestablished as the Bank's holding company on January 31, 1997. Previously, the Company's predecessor, also known as Abington Bancorp, Inc., had served as the Bank's holding company from February 1988 until its dissolution in December 1992. The Company's primary business is serving as the holding company of the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

Reclassifications

     Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation.

Cash Equivalents

     Cash equivalents include amounts due from banks, short-term investments with original maturities of less than 3 months and federal funds sold on a daily basis.

Securities

     Investment securities are classified in 1 of 3 categories and are accounted for as follows:

   o Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held for investment" securities and reported at amortized cost.

   o Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings.

   o Debt and equity securities not classified as either held for investment or trading are classified as "available for sale" and reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity, net of applicable income tax effects.

     The Company had no securities classified as trading securities or held for investment at December 31, 2000 and 1999.

     Mortgage-backed investments are reduced by principal payments with discounts and premiums being recognized in income by the interest method over the expected maturity of the investments.

     Gains and losses on the disposition of securities are computed using the specific identification method. Unrealized losses which are deemed to be other than temporary declines in value are charged to operations.

     As of June 30, 1998, the Company elected to transfer the balance of its securities classified as held for investment to available for sale in accordance with the guidelines set forth by Statement of Financial Accounting Standards (SFAS) No. 115. This decision was made by the Board of Directors and management of the Company after a review of its policies and practices of accounting for investments in light of recent economic changes and given potential opportunities from an asset/liability management perspective. At the time of transfer there had been no sales or transfers of securities which would otherwise necessitate this broad reclassification. However, the reclassification was made as of June 30, 1998 to more accurately reflect the Company's change in intention with respect to securities previously classified as held for investment.

Loans and Allowance for Possible Loan Losses

     The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio consists of mortgage loans in the southeastern Massachusetts area. The ability of the Company's debtors to honor their contracts is generally dependent upon the stability of real estate market and the general economic conditions in the Company's market area.

     Funds for lending are partially derived from selling participating and whole interests in mortgage loans. Loans designated as held for sale are accounted for at the lower of their aggregate cost or market value. Gains or losses on sales of loans are recognized at the time of the sale and are adjusted when the average interest rate on the loans sold, after normal servicing fees, differs from the agreed yield to the buyer.

     Of the total loan portfolio at December 31, 2000, approximately 37% represents owner-occupied first mortgages located outside of Massachusetts, throughout the United States. In this purchased loan portfolio, the Company owns approximately $24,645,000, $10,724,000, $9,061,000, $7,993,000, $7,836,000
and $7,062,000 of loans collateralized by residential properties located in California, Illinois, Maryland, Rhode Island, Michigan and Colorado, respectively. No other concentration in any other states, except for Massachusetts, exceeds 2.5% of total residential mortgage loans.

     Loan origination and commitment fees and certain direct loan origination costs, as defined, are deferred and amortized as a yield adjustment over the contractual life of the related loans under the interest method. Premiums and discounts on purchased residential loans are also amortized as a yield adjustment by the interest method over the estimated duration of the loans. Unearned discounts are amortized under the interest method over the term of the related loans. All other interest on loans is recognized on a simple interest basis.

     Interest on loans is generally not accrued when the principal or interest on the loan becomes delinquent in excess of 90 days, and/or in the judgment of management the collectibility of the principal or interest becomes doubtful. When a loan is placed on a non-accrual status, all interest previously accrued but not collected is reversed against interest income in the current period. Interest income is subsequently recognized only to the extent cash payments are received.

     The allowance for possible loan losses is based on management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Procedures employed in considering the allowance requirements include, among other factors, management's ongoing review of individual loans, trends in levels of watched or criticized assets, an evaluation of results of examinations by regulatory authorities and analyses of historical trends in charge-offs and delinquencies. Loans are charged-off to the allowance for loan losses when, in the opinion of management, such loans are deemed to be uncollectible. The allowance is an estimate, and ultimate losses may vary from current estimates. As adjustments become necessary, they are reported in earnings during the periods in which they become known.

     The allowance for possible loan losses as of December 31, 2000 is based on management's estimate of the amount required to absorb losses in the loan portfolio based on known current circumstances including real estate market conditions. Additionally, management assesses the risk of increased, inherent but unidentified losses which are believed to exist based on evaluation of watched asset report trends and migration analysis, the results of which are reflected in current reserves. However, uncertainty exists as to future trends in the local economy and real estate market. If there is significant deterioration in the local economy the Company would expect increases in non-performing loans requiring additional provisions for loan losses and increased lost interest income on non-accrual loans.

     The allowance for possible loan losses related to loans that are identified as impaired is based on discounted cash flows using the loan's effective interest rate or the fair value of the collateral for certain collateral dependent loans. The Company has determined that commercial and commercial real estate loans recognized by the Company as nonaccrual, loans past due over 90 days and still accruing, restructured troubled debt and certain internally adversely classified loans constitute the portfolio of impaired loans.

Other Real Estate Owned

     Real estate acquired by foreclosure and acquired by deed in lieu of foreclosure are classified as other real estate owned and initially recorded at the lower of cost or fair value less estimated selling costs. In the event subsequent declines in value are identified, other real estate owned is adjusted to fair market value through a charge to non-interest income.

     The fair value for these assets is based on periodic analysis of the real estate by management. Factors considered include, but are not limited to, general economic and market conditions, geographic location, the composition of the real estate holdings and property conditions.

Banking Premises and Equipment

     Land is carried at cost. Buildings, leasehold improvements and equipment are carried at cost less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets, or the terms of the leases, if shorter. The cost of maintenance and repairs are expensed as incurred; major expenditures for betterments are capitalized and depreciated.

     The management of the Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment is deemed to exist, long-lived assets are reported at the lower of the carrying amount or fair value less cost to sell.

Investment in Real Estate Limited Partnership

     The Company has an investment in a real estate limited partnership which has been accounted for on the cost recovery method and has been substantially written-off as of December 31, 1998. The carrying value of related deferred tax assets is periodically evaluated by management as to its expected future recoverability and write-downs are recorded once an impairment in value is identified and quantified.

Intangible Assets

     Core deposit intangibles are being amortized on a straight-line basis over their estimated lives of 7 to 10 years. Goodwill is being amortized on a straight-line basis over 7 to 15 years. The carrying value of these assets is periodically evaluated by management as to their expected future recoverability. To date no write-downs have been recognized.

Income Taxes

     Tax assets and liabilities are reflected at currently enacted income tax rates. As changes in tax laws and rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Earnings Per Share

     The only reconciling difference between the Company's computation of basic and diluted earnings per share is the dilutive effect of stock options issued and unexercised (see Note 16 for stock options).

Stock Based Compensation

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), as interpreted by Financial Accounting Standards Board Interpretaton No. 44, and related interpretations in accounting for its stock-based compensation plans (Note 16). Accordingly, no accounting recognition is given to options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, if any, are credited to equity.

Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either as asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recorded currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results of the hedged item in the statement of income and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, An Amendment of Statement 133, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

     As of December 31, 2000, the Bank had commitments outstanding to fund mortgage loans, which will be sold to third parties subsequent to origination as required under contracts. These commitments to fund mortgage loans and the agreements to subsequently sell such loans to third parties qualify as derivative instruments under SFAS No. 133. However, recognition of these derivative instruments upon the adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS Statement No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December15, 2000. The Company has not yet qualified the impact of adopting SFAS No. 140 on its consolidated financial statements; however, the Company does not expect that the adoption of this statement will have a material impact on its consolidated financial position or results or operations.

2. Acquisition of Old Colony Mortgage

     On April 1, 1999, the Company acquired all of the outstanding common stock of Old Colony Mortgage Corporation (OCM) for $1.3 million in cash. OCM is headquartered in Brockton, Massachusetts and has loan production offices in Plymouth, Fall River and Auburn, Massachusetts. OCM primarily originates residential first-lien mortgages which are subsequently sold on a servicing released basis to investors, which include a number of banks and mortgage companies. This transaction was accounted for under the purchase method of accounting.

3. Guaranteed Preferred Beneficial Interest in the Company's Junior Subordinated Debentures (Trust Preferred Securities)

     In May 1998, the Company formed a Delaware business trust, Abington Bancorp Capital Trust (the "Trust"). All of the common securities of this special purpose Trust are owned by the Company; the Trust exists solely to issue capital securities. For financial reporting purposes, the Trust is reported as a subsidiary and is consolidated into the financial statements of Abington Bancorp, Inc. and subsidiaries. The capital securities are separately presented in the consolidated balance sheet as a guaranteed preferred beneficial interest in the Company's Junior Subordinated Debentures (trust preferred securities). The Trust has issued trust preferred securities and invested the net proceeds in junior subordinated deferrable interest debentures (subordinated debentures) issued to the Trust by the Company. The subordinated debentures are the sole assets of the Trust. The Company has the right to defer payment of interest on the subordinated debentures at any time, or from time to time, for periods not exceeding 5 years. If interest payments on the subordinated debentures are deferred, the distributions on the trust preferred securities are also deferred. Interest on the subordinated debentures is cumulative. The Company, through guarantees and agreements, has fully and unconditionally guaranteed all of the Trust's obligations under the trust preferred securities.

     The Federal Reserve Bank has accorded the trust preferred securities Tier 1 capital status limited to approximately 25% of such capital. The ability to apply Tier 1 capital treatment, as well as to deduct the expense of the subordinated debentures for income tax purposes, provided the Company with a cost-effective way to raise regulatory capital. The trust preferred securities are not included as a component of total shareholders' equity in the consolidated balance sheet.

     The 8.25% trust preferred securities pay quarterly distributions which commenced in September 1998. The Trust issued 1,265,000 preferred shares ($10 per share liquidation value) at a total cost of approximately $735,000 which was deferred and is netted against the outstanding value of the trust preferred securities on the accompanying balance sheet. The offering costs are being amortized over the anticipated life of the trust preferred securities, which are scheduled to mature on June 30, 2029. Distributions, including those accrued and accumulated, and amortization expense totaling $1,120,000, $1,120,000 and $586,000, for 2000, 1999 and 1998, respectively, relating to these trust preferred securities is reflected as minority interest in non-interest expense.

     The maturity date may be shortened to a date not earlier than 2003 if certain conditions are met, including obtaining approval from the Board of Governors of the Federal Reserve System. The redemption price of the trust preferred securities would equal the liquidation value of each security.

4. Regulatory Matters

     The Company and the Bank are subject to various regulatory requirements administered by the federal banking agencies.

     Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes as of December 31, 2000, that the Company and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. To be considered well-capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based capital ratios as set forth in the table below.

                                                                                                         Well-
                                                                                                   Capitalized Under
                                                                                For Capital        Prompt Corrective
                                                            Actual           Adequacy Purposes     Action Provisions

                                                      Amount       Ratio     Amount      Ratio     Amount       Ratio
                                                    ---------- ----------- ---------- ---------- ---------- -----------
(Dollars in thousands)
As of December 31, 2000:

Company
 Total capital (to risk-weighted assets) ..........  $48,882       12.14%   $32,212       8.00%       N/A         N/A
 Tier 1 capital (to risk-weighted assets) .........  $44,623       11.08%   $16,106       4.00%       N/A         N/A
 Tier 1 capital (to ending assets) ................  $44,623        6.13%   $29,130       4.00%       N/A         N/A

Bank
 Total capital (to risk-weighted assets) ..........  $47,929       11.95%   $32,086       8.00%   $40,125       10.00%
 Tier 1 capital (to risk-weighted assets) .........  $44,073       10.98%   $16,043       4.00%   $24,075        6.00%
 Total capital (to ending assets) .................  $44,073        6.06%   $29,091       4.00%   $36,342        5.00%

As of December 31, 1999:

Company
 Total capital (to risk-weighted assets) ..........  $46,354       12.24%   $30,304       8.00%       N/A         N/A
 Tier 1 capital (to risk-weighted assets) .........  $41,389       10.93%   $15,152       4.00%       N/A         N/A
 Tier 1 capital (to ending assets) ................  $41,389        5.94%   $27,871       4.00%       N/A         N/A

Bank
 Total capital (to risk-weighted assets) ..........  $42,040       11.22%   $29,981       8.00%   $37,477       10.00%
 Tier 1 capital (to risk-weighted assets) .........  $38,339       10.23%   $14,990       4.00%   $22,486        6.00%
 Total capital (to ending assets) .................  $38,339        5.50%   $27,883       4.00%   $34,854        5.00%

5. Securities

     The amortized cost and fair value of securities classified as available for sale at December 31, 2000 and 1999 are as follows:

                                                   2000                                              1999
                             ------------------------------------------------- -------------------------------------------------
                                             Gross        Gross                                Gross        Gross
                              Amortized   Unrealized   Unrealized      Fair     Amortized   Unrealized   Unrealized      Fair
At December 31,                  Cost        Gains       Losses       Value        Cost        Gains       Losses       Value
---------------------------- ----------- ------------ ------------ ----------- ----------- ------------ ------------ -----------
(Dollars in thousands)
Investment securities:
 U.S. Government
  obligations ..............   $    577     $   10       $   --      $    587    $    616     $   --       $    18     $    598
 Federal agency obligations      56,622        575          278        56,919      43,815          4         2,374       41,445
 Other bonds and
  obligations ..............     31,229        336        2,864        28,701      25,658          6         1,878       23,786
                               --------     ------       ------      --------    --------     ------       -------     --------
  Total investment
   securities ..............     88,428        921        3,142        86,207      70,089         10         4,270       65,829
                               --------     ------       ------      --------    --------     ------       -------     --------
 Marketable equity
  securities ...............      9,257      1,963        1,627         9,593       7,292      1,458           585        8,165

Mortgage-backed securities:
 Federal Home Loan
  Mortgage Corporation .....     19,164        148          180        19,132      11,607          8           476       11,139
 Federal National
  Mortgage Association .....     78,967        726          472        79,221      54,045        148         1,437       52,756
 Government National
  Mortgage Association .....     27,167        119          250        27,036      29,791         33           924       28,900
 Other .....................     69,218        786          982        69,022      72,100         14         3,280       68,834
                               --------     ------       ------      --------    --------     ------       -------     --------
  Total mortgage-backed
   securities ..............    194,516      1,779        1,884       194,411     167,543        203         6,117      161,629
                               --------     ------       ------      --------    --------     ------       -------     --------
                               $292,201     $4,663       $6,653      $290,211    $244,924     $1,671       $10,972     $235,623
                               ========     ======       ======      ========    ========     ======       =======     ========

     The amortized cost and fair value of investments and mortgage-backed securities, respectively, at December 31, 2000 by contractual maturity follows. Expected maturities or cash flows from securities will differ from contractual maturities because the issuer may have the right to call or repay obligations with or without call or prepayment penalties. Projected payments and prepayments for mortgage-backed securities have not been considered for purposes of this presentation.

Investment Securities                 Amortized Cost     % to Total     Fair Value
----------------------------------   ----------------   ------------   -----------
(Dollars in thousands)
Within 1 year ....................        $   577              .7%       $   587
Over 1 year to 5 years ...........         11,582            13.1         11,676
Over 5 years to 10 years .........         37,004            41.8         37,073
Over 10 years ....................         39,265            44.4         36,871
                                          -------           -----        -------
                                          $88,428           100.0%       $86,207
                                          =======           =====        =======

Mortgage-Backed Securities              Available for Sale
----------------------------------   -------------------------
                                      Amortized        Fair
                                         Cost         Value
(Dollars in thousands)               -----------   -----------
Within 1 year ....................    $     --      $     --
Over 1 year to 5 years ...........         223           224
Over 5 years to 10 years .........      22,650        22,916
Over 10 years ....................     171,643       171,271
                                      --------      --------
                                      $194,516      $194,411
                                      ========      ========

     Gross gains on sales of marketable equity securities were $400,000, $825,000 and $1,591,000, for 2000, 1999 and 1998, respectively. There were losses of $118,000 on sales of equity securities in 1998. There were no losses on sales of equity securities in 2000 or 1999.

     Gross gains on sales of investment securities were $5,000, $0 and $12,000 for 2000, 1999 and 1998, respectively. Gross losses on sales of investment securities were $0, $2,000 and $0 for 2000, 1999 and 1998, respectively.

     Proceeds from sales of mortgage-backed investments classified as available for sale during 2000, 1999 and 1998, were $0, $1,456,000 and $58,011,000, respectively. Gross gains of $0, $0 and $324,000 in 2000, 1999 and 1998, respectively, were realized on those sales. Gross losses of $0, $0 and $78,000 were realized in 2000, 1999 and 1998, respectively.

     A U.S. agency obligation security with a carrying value of $1,070,000 was pledged to collateralize treasury, tax and loan obligations.

     All agency and mortgage-backed securities also serve as collateral for FHLB borrowings as part of a blanket collateral agreement as further described in Note 9.

6. Loans

     A summary of the loan portfolio follows:

                                                             December 31,
                                                           2000          1999
                                                       -----------   -----------
                                                        (Dollars in thousands)
Mortgage loans:
 Residential .......................................    $261,702      $290,036
 Second mortgages and home equity ..................      27,415        23,490
 Construction ......................................      13,150         5,883
 Commercial ........................................      59,923        51,973
                                                        --------      --------
                                                         362,190       371,382
Less: Due to borrowers on incomplete loans .........      (7,598)       (2,437)
  Net deferred loan fees ...........................        (237)         (381)
                                                        --------      --------
  Total mortgage loans .............................     354,355       368,564
Commercial loans:
 Secured and unsecured .............................      15,912        16,497
 Net deferred loan (fees) costs ....................          69           (59)
                                                        --------      --------
  Total commercial loans ...........................      15,981        16,438
Other loans:
 Personal ..........................................       1,280         1,243
 Passbook and other secured ........................       6,250         5,950
 Home improvement ..................................         128           216
                                                        --------      --------
  Total other loans ................................       7,658         7,409
                                                        --------      --------
Total loans ........................................     377,994       392,411
Less: allowance for possible loan losses ...........      (3,856)       (3,701)
                                                        --------      --------
Loans and loans held for sale, net .................    $374,138      $388,710
                                                        ========      ========

     Included in residential mortgages at December 31, 2000 and 1999, are approximately $3,617,000 and $2,730,000, respectively, of loans held for sale. At December 31, 2000 and 1999, the estimated market values of loans held for sale was in excess of their carrying value. The Company was servicing mortgage loans sold under non-recourse agreements amounting to approximately $105,298,000 and $121,407,000 at December 31, 2000 and 1999, respectively.

     In the ordinary course of business, the Company has granted loans to certain of its officers and directors and their affiliates. All transactions are on substantially the same terms as those prevailing at the same time for individuals not affiliated with the Bank and do not involve more than the normal risk of collectibility. The total amount of such loans which exceeded $60,000 in aggregate amounted to $304,000 at December 31, 2000, and $1,171,000 at December 31, 1999. During the year ended December 31, 2000, total principal additions were $9,000 and total principal reductions were $876,000.

     The following analysis summarizes the Company's non-performing assets at December 31, 2000 and 1999.

                                                                               December 31,
                                                                              2000      1999
                                                                             ------   -------
                                                                               (Dollars in
                                                                                thousands)
Impaired loans and/or loans accounted for on a non-accrual basis .........    $549     $616
Accruing loans past due 90 days or more as to principal or interest ......       7       --
                                                                              ----     ----
  Total non-performing loans .............................................     556      616
Other real estate owned, net .............................................      --       --
                                                                              ----     ----
  Total non-performing assets ............................................    $556     $616
                                                                              ====     ====

     Impaired loans totaling $94,000 and $397,000 at December 31, 2000 and 1999, respectively, required an allocation of $15,000 and $75,000, respectively, of the allowance for possible loan losses. The remaining impaired or non-accrual loans did not require any allocation of the allowance for possible loan losses. The average balance of impaired loans and loans accounted for on a non-accrual basis, was approximately $468,000, $666,000 and $622,000 in 2000, 1999 and 1998, respectively. The total amount of interest income recognized on impaired loans during 2000, 1999 and 1998 was approximately $70,000, $64,000 and $55,000, respectively, which approximated the amount of cash received for interest during those periods. The Company has no commitments to lend additional funds to borrowers whose loans have been deemed to be impaired.

     An analysis of the allowance for possible loan losses follows:

                                        Years Ended December 31,
                                            2000        1999
                                         ---------   ---------
                                         (Dollars in thousands)
Balance at beginning of year .........    $3,701      $3,077
Provision ............................       160         640
Recoveries ...........................       279         248
                                          ------      ------
                                           4,140       3,965
Loans charged-off ....................      (284)       (264)
                                          ------      ------
Balance at end of year ...............    $3,856      $3,701
                                          ======      ======

7. Banking Premises and Equipment

     A summary of the cost and accumulated depreciation of banking premises and equipment and their estimated useful lives is as follows:

                                                 December 31,
                                              2000           1999        Estimated Useful Lives
                                          ------------   ------------   -----------------------
                                            (Dollars in thousands)
 Land .................................    $   1,971      $   1,971
 Buildings and improvements ...........        6,787          6,347     10-25 years
 Leasehold improvements ...............        1,077          1,018     10-15 years
 Equipment ............................       12,267         10,800      3-10 years
                                           ---------      ---------
                                              22,102         20,136
Less accumulated depreciation .........      (12,621)       (11,099)
                                           ---------      ---------
                                           $   9,481      $   9,037
                                           =========      =========

     Depreciation expense for the years ended December 31, 2000, 1999 and 1998 amounted to $1,522,000, $1,422,000 and $1,235,000, respectively.

8. Deposits

     A summary of deposit balances, by type, is as follows:

                                                     December 31,
                                                   2000         1999
                                                ----------   ----------
                                                (Dollars in thousands)

Non-interest NOW ............................    $ 62,025     $ 45,277
NOW .........................................      67,246       54,102
Other savings ...............................     119,992      101,832
Money market deposits .......................      15,502       19,199
                                                 --------     --------
 Total non-certificate accounts .............     264,765      220,410

Term certificate accounts ...................     147,137      133,563
Term certificates greater than $100 .........      42,845       35,719
                                                 --------     --------
Total certificate accounts ..................     189,982      169,282
                                                 --------     --------
 Total deposits .............................    $454,747     $389,692
                                                 ========     ========

     A summary of certificate accounts by maturity is as follows:

                                                           December 31,
                                                2000                          1999
                                    ----------------------------   ---------------------------
                                                     Weighted                       Weighted
                                       Amount      Average Rate       Amount      Average Rate
(Dollars in thousands)              -----------   --------------   -----------   -------------
Within 1 year ...................    $113,176           5.86%       $133,323          5.14%
Over 1 year to 3 years ..........      61,343           6.44          29,098          5.15
Over 3 years to 5 years .........      15,463           6.14           6,872          5.13
                                     --------                       --------
                                     $189,982           6.07%       $169,282          5.14%
                                     ========                       ========

9. Short-Term Borrowings

     Short-term borrowings consist primarily of Federal Home Loan Bank (FHLB) advances with original maturities of 1 year or less. All borrowings from the FHLB are secured under a blanket lien by certain qualified collateral defined principally as 85% to 90% of the carrying value of U.S. Government and agency obligations, including mortgage-backed securities, and 75% of the carrying value of residential mortgage loans. Information relating to activity and rates paid under these borrowing agreements is presented below:

                                                                    Years Ended December 31,
                                                               2000            1999           1998
                                                          -------------   -------------   ------------
                                                                     (Dollars in thousands)
Maximum amount outstanding during the year ............     $ 147,996       $ 158,757       $ 83,778
Average month-end balance outstanding during the
 year .................................................     $ 105,813       $  96,005       $ 42,039
Average interest rate during the year .................          6.21%           5.15%          5.42%
Unused line of credit at FHLB .........................     $   9,733       $   9,733       $  9,733
Amount outstanding at end of year .....................     $  49,565       $ 152,551       $ 66,628
Weighted average interest rate at end of year .........          6.24%           5.29%          5.09%

10. Long-Term Debt

     A summary of long-tern debt, consisting of FHLB advances with an original maturity of greater than 1 year, is as follows:

Maturity Date                      Interest Rate     December 31, 2000     December 31, 1999
-------------------------------   ---------------   -------------------   ------------------
(Dollars in thousands)
March 6, 2000 .................         6.51              $     --             $  4,000
March 20, 2000 ................         6.61                    --                5,000
April 11, 2000 ................         6.82                    --                4,000
September 14, 2000 ............         5.15                    --                5,000
October 20, 2000 ..............         6.21                    --                5,000
December 4, 2000 ..............         5.51                    --                5,000
December 20, 2000 .............         5.74                    --                3,350
March 6, 2001 .................         6.66                 4,000                4,000
March 19, 2001 ................         5.44                 5,000                5,000
March 19, 2001 ................         6.77                 5,000                5,000
March 19, 2001 ................         6.51                 2,717                   --
April 11, 2001 ................         6.98                 4,000                4,000
May 14, 2001 ..................         6.74                 4,000                4,000
June 20, 2001 .................         6.70                 5,000                   --
June 22, 2001 .................         5.86                 3,350                3,350
September 17, 2001 ............         6.15                 5,000                5,000
March 4, 2002 .................         6.14                 4,000                4,000
May 24, 2002* .................         6.78                16,000               16,000
June 27, 2002 .................         7.12                50,000                   --
October 15, 2002 ..............         6.56                20,000                   --
December 5, 2003** ............         6.01                10,000                   --
August 30, 2004*** ............         5.79                 5,000                5,000
November 8, 2004**** ..........         5.58                    --                5,000
November 1, 2009+ .............         5.54                 5,000                5,000
November 9, 2009++ ............         5.57                10,000               10,000
March 22, 2010+++ .............         6.12                 5,000                   --
April 12, 2010++++ ............         5.99                 4,000                   --
December 6, 2010+++++ .........         5.43                 5,000                   --
December 9, 2017 ..............         5.66                   500                  500
                                                          --------             --------
                                                          $172,567             $107,200
                                                          ========             ========

    * Variable rate advance with quarterly resets; with prepayment option at reset without penalty
   ** Option advance; callable quarterly at FHLB option commencing December 5, 2001
  *** Option advance; callable quarterly at FHLB option commencing August 30, 2001
 **** Option advance; callable quarterly at FHLB option commencing November 8, 2000
    + Option advance; callable quarterly at FHLB option commencing February 1, 2001
   ++ Option advance; callable quarterly at FHLB option commencing November 9, 2001
  +++ Option advance; callable quarterly at FHLB option commencing March 21, 2001
 ++++ Option advance; callable quarterly at FHLB option commencing April 12, 2001
+++++ Option advance; callable quarterly at FHLB option commencing June 5, 2001

11. Income Taxes

     The provision (benefit) for income taxes consists of the following:

                          Years Ended December 31,
                         2000        1999        1998
                      ---------   ---------   ---------
                           (Dollars in thousands)
Current:
 Federal ..........    $2,598      $2,373      $2,325
 State ............       183         166         109
                       ------      ------      ------
                        2,781       2,539       2,434

Deferred (Prepaid):
 Federal ..........      (191)       (129)        (49)
 State ............       (66)        (96)        (17)
                       ------      ------      ------
                         (257)       (225)        (66)
                       ------      ------      ------
Total .............    $2,524      $2,314      $2,368
                       ======      ======      ======

     The reason for the differences between the effective tax rates and the statutory tax rate are summarized as follows:

                                                          Years Ended December 31,
                                                       2000         1999         1998
                                                    ----------   ----------   ----------
Statutory rate ..................................      34.0%        34.0%        34.0%
State taxes, net of federal benefit .............       1.1          1.1           .9
Amortization of non-deductible goodwill .........       1.1          1.1           .6
Other, net ......................................       (.2)         (.4)         (.4)
                                                       ----         ----         ----
                                                       36.0%        35.8%        35.1%
                                                       ====         ====         ====

     The components of net deferred taxes as recorded as of December 31, 2000 and 1999 are as follows (assets/(liabilities)):

                                                                               December 31,
                                                                             2000          1999
                                                                         -----------   -----------
                                                                          (Dollars in thousands)
Loan loss reserves ...................................................    $  1,552      $  1,462
Depreciation .........................................................         521           308
Accrued pension ......................................................         211           175
Equity in partnership losses .........................................      (1,672)       (1,519)
Core deposit intangible/goodwill .....................................         (96)         (122)
Other, net ...........................................................          81           122
                                                                          --------      --------
                                                                               597           426
Deferred tax assets applicable to net unrealized losses on securities          815         3,720
                                                                          --------      --------
Net deferred tax assets ..............................................    $  1,412      $  4,146
                                                                          ========      ========

     In August of 1996, Congress passed the Small Business Job Protection Act of 1996. Included in this bill was the repeal of IRC Section 593, which allowed thrift institutions special provisions in calculating bad debt deductions for income tax purposes. Thrift institutions are now viewed as commercial banks for income tax purposes.

     One effect of this legislative change is to suspend the Bank's bad debt reserve for income tax purposes as of its base year (October 31, 1988). Any bad debt reserve in excess of the base year amount is subject to recapture over a 6 year time period. The suspended (i.e., base year) amount is subject to recapture upon the occurrence of certain events, such as complete or partial redemption of the Bank's stock or if the Bank ceases to qualify as a bank for income tax purposes.

     At December 31, 2000, the Bank's surplus includes approximately $1,960,000 of bad debt deductions for which income taxes have not been provided. As the Bank does not intend to use the reserve for purposes other than to absorb loan losses, deferred taxes of approximately $820,000 have not been provided on this amount.

12. Commitments and Contingencies

     In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the consolidated financial statements.

Litigation

     The Company is a defendant in various legal claims incident to its business, none of which is believed by management, based on the advice of legal counsel, to be material to the consolidated financial statements.

Special Termination Agreements

     The Company has entered into Special Termination Agreements with six officers which provide for a lump-sum severance payment if there is a terminating event within a 3 year period following a "change in control," as defined in the agreements.

Loan and General Commitments

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments principally include commitments to extend credit and advance funds on outstanding lines of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract amounts or unpaid principal balance of those instruments reflect the extent of involvement the Company has in these particular classes of financial instruments.

     The Company's exposure to credit loss is represented by the contractual amount or unpaid principal balance of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments reflected on the balance sheet. Financial instruments which represent credit risk at December 31, 2000 and 1999 are as follows:

                                                             At December 31,
                                                            2000         1999
                                                         ----------   ---------
                                                         (Dollars in thousands)
Contract amount of:
 Commitments to grant loans ..........................    $18,609      $21,727
 Commitments to sell loans ...........................      3,617        2,730
 Unadvanced funds on home equity lines of credit .....     15,480       13,789
 Unadvanced funds on other lines of credit ...........      7,476          516
 Commitments to advance funds under
  construction loan agreements .......................      7,598        2,437
 Commitments to purchase loans .......................         --           --

     Commitments to grant loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis.

Lease Commitments

     Pursuant to the terms of non-cancelable lease agreements, future minimum rent commitments for the next 5 years and thereafter are as follows at December 31, 2000:

Year                       Amount
----------------------   ---------
(Dollars in thousands)
2001 .................    $  563
2002 .................       452
2003 .................       370
2004 .................       375
2005 .................       391
Thereafter ...........     1,703
                          ------
                          $3,854
                          ======

     Certain leases also contain renewal options (up to 10 years) and real estate tax escalation clauses. Rent expense for the years ended December 31, 2000, 1999 and 1998 amounted to approximately $520,000, $475,000 and $338,000, respectively.

13. Stockholders' Equity

     At the time of the conversion from mutual to stock form in 1986, the Bank established a liquidation account in the amount of $7,478,000. In accordance with Massachusetts statutes, the liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts in the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposit.

     Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution in an amount equal to their current adjusted liquidation account balances to the extent that the funds are available.

     Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Company. The total amount of dividends which may be paid at any date is generally limited to the undivided profits of the Company. Undivided profits at the Company totaled $29,570,000 at December 31, 2000. Additionally, future dividends, if any, will depend on the earnings of the Company and its subsidiaries, its need for funds, its financial condition, and other factors, including applicable government regulations. (See
Note 4.)

14. Employee Benefit Plan

     Through October 31, 2000, the Company provided basic pension benefits for eligible employees through the Savings Bank's Employees Retirement Associations ("SBERA") Pension Plan (the "Pension Plan"). Each employee reaching the age of 21 and having completed at least 1,000 hours of service in a consecutive 12 month period beginning with such employee's date of employment automatically became a participant in the pension plan. All participants were fully vested after being credited with 3 years of service or at age 62, if earlier. Employees were also able to participate in a contributory plan administered by SBERA based on the same eligibility requirements through December 31, 2000. The Company had no obligation to contribute to this plan (See later discussion of the Company's redesign of employee benefits).

     Net periodic pension expense for the plan years ended October 31, 2000, 1999 and 1998, consisted of the following:

                                                             Years Ended December 31,
                                                                2000          1999
                                                            -----------   -----------
                                                             (Dollars in thousands)
Benefit obligation at beginning of year .................    $  3,366      $  3,501
Service cost ............................................         399           353
Interest cost ...........................................         262           224
Actuarial loss (gain) ...................................          90          (498)
Benefits paid ...........................................        (232)         (214)
Plan amendments .........................................       1,126            --
Plan curtailments .......................................      (1,281)           --
                                                             --------      --------
 Benefit obligation at end of year ......................    $  3,730      $  3,366
                                                             ========      ========

Accumulated benefit obligation ..........................    $  3,730      $  2,458
                                                             --------      --------
Change in plan assets:
 Fair value of plan assets at beginning of year .........    $  4,344      $  3,652
 Actuarial return on plan assets ........................         424           731
 Contributions ..........................................          --           175
 Benefits paid ..........................................        (232)         (214)
                                                             --------      --------
  Fair value of plan assets at end of year ..............    $  4,536      $  4,344
                                                             ========      ========
Funding status:
 Transition liability/(asset) ...........................    $    (66)     $    (73)
 Deferred loss/(gain) ...................................      (1,255)       (1,342)
 Accrued expense ........................................         515           437
                                                             --------      --------
  Net amount recognized .................................    $   (806)     $   (978)
                                                             ========      ========

                                                       Years Ended December 31,
                                                    2000          1999          1998
                                                -----------   -----------   -----------
                                                        (Dollars in thousands)
Components of net periodic benefit cost:
 Service cost ...............................     $ 399         $ 353         $ 350
 Interest cost ..............................       261           224           215
 Expected return on plan assets .............      (369)         (310)         (278)
 Amortization of prior service cost .........        (7)           (7)           (6)
 Recognized net actuarial gain ..............       (51)          (26)          (23)
 Recognized curtailment gain ................      (155)           --            --
                                                  -----         -----         -----
  Net periodic benefit cost .................     $  78         $ 234         $ 258
                                                  =====         =====         =====
Weighted average assumptions:
 Discount rate ..............................      6.75%         6.75%         7.00%
 Expected return on plan assets .............      8.50%         8.50%         8.50%
 Rate of compensation increase ..............      4.50%         5.00%         5.50%

     As part of a program to redesign the Company's employee retirement benefits, the Board of Directors voted October 10, 2000 to freeze the Company's Pension Plan effective as of October 31, 2000 and terminate the Pension Plan effective on December 31, 2000. In connection therewith, the Company has amended the Pension Plan to improve the benefit formula for current employees and permit payment of lump sums from the Pension Plan.

     Assets of the Pension Plan, after considering the impact of amendments, asset returns and other associated administrative expenses are expected to be adequate to be able to satisfy the obligations of the Pension Plan, as amended. Any residual excess will be refunded to the Company subject to excise and income taxes.

     As part of the redesign of retirement benefits, the Bank added, effective in January 2001, a 3% automatic contribution to the 401(k) plan for all employees even for employees who do not separately contribute to that plan. Such contribution is being made for all eligible participants based on their W-2 compensation.

     As a result of the decision to freeze and terminate the Pension Plan, the Company recognized a curtailment gain of approximately $155,000 which was classified with salaries and benefit expense in the consolidated statement of operations.

     The Bank has adopted a management incentive plan whereby all officers and supervisors are eligible to receive a bonus, proportionate to their respective salary, if the Bank meets or exceeds certain base standards of profitability and net worth levels for its fiscal year. The structure of this plan is reviewed on an annual basis by the Board of Directors. The incentive bonus expense in 2000, 1999 and 1998 was approximately $426,000, $340,000 and $204,000, respectively.

15. Other Non-Interest Expense

     Other non-interest expense consisted of the following:

                                                                       Years Ended December 31,
                                                                      2000        1999        1998
                                                                   ---------   ---------   ---------
                                                                        (Dollars in thousands)
Professional services ..........................................     $1,454      $1,600      $1,317
EDP contract services, item processing and statement
 rendering .....................................................        763         423         395
Marketing ......................................................        883         833         874
Deposit insurance ..............................................         70          68          65
Real estate in foreclosure and other real estate owned .........         18          27          56
Amortization of intangible assets ..............................        451         422         495
Other ..........................................................      2,693       2,314       1,968
                                                                     ------      ------      ------
                                                                     $6,332      $5,687      $5,170
                                                                     ======      ======      ======

     Professional services include amounts paid for legal services, audits and regulatory examinations.

16. Stock Option Plan

     The Company has several Qualified and Nonqualified Stock Options Incentive Plans (the "Stock Option Plans") which provide for the granting of options to certain officers, employees and non-employee directors of the Company. Options granted under the Stock Option Plans have exercise prices which equal the fair market value at the date of grant. They become exercisable based upon grant, change-in-control of the Company or after the market price of the Common Stock exceeds 120-140% of the exercise price for periods ranging from 5 to 180 days, depending upon the qualifications set for each issuance at the time of the grant. All options granted become fully vested no later than the end of the ninth year.

Years Ended December 31,                       2000
-------------------------------- ---------------------------------
                                     Number of      Weighted Avg.
                                      Options      Exercise Price
                                 ---------------- ----------------
Outstanding at beginning
 of year .......................        440,983        $ 9.66
Granted ........................        104,500         10.93
Exercised ......................        (40,500)         3.86
Canceled .......................        (26,583)        13.74
                                        -------        ------
Outstanding at end of
 year ..........................        478,400        $ 8.18
                                        =======        ======
Exercisable at end of
 year ..........................        359,400        $ 8.21
                                        =======        ======
Option price per share .........  $ 1.50-$20.75
Weighted average fair
 value of options
 granted during
 the year ......................          $4.39

Years Ended December 31,                       1999                              1998
-------------------------------- --------------------------------- --------------------------------
                                     Number of      Weighted Avg.      Number of     Weighted Avg.
                                      Options      Exercise Price       Options      Exercise Price
                                 ---------------- ---------------- ---------------- ---------------
Outstanding at beginning
 of year .......................        371,400         $ 7.80            430,024         $ 5.59
Granted ........................        113,083          13.79             85,000          19.02
Exercised ......................        (38,500)          3.14           (119,624)          5.58
Canceled .......................         (5,000)         14.88            (24,000)         19.00
                                        -------         ------           --------         ------
Outstanding at end of
 year ..........................        440,983         $ 9.66            371,400         $ 7.80
                                        =======         ======           ========         ======
Exercisable at end of
 year ..........................        289,344         $ 6.42            309,050         $ 5.53
                                        =======         ======           ========         ======
Option price per share .........  $ 1.50-$20.75                     $ 1.50-$20.75
Weighted average fair
 value of options
 granted during
 the year ......................          $5.10                             $6.39

     In conjunction with the Company's aforementioned Stock Option Plans, the Company adopted a Long Term Performance Incentive Plan to encourage executive management and members of the Board of Directors to build long-term shareholder value. The plan was a 3 year program which provided a mechanism for granting options under the Company's Stock Option Plan. Options to purchase approximately 59,500, 48,000 and 60,000 shares of common stock in 2000, 1999 and 1998, respectively, were granted to members of the Board of Directors and certain principal officers. All options granted under this plan are included in the preceding table. The options are granted based on achievement of strategic goals.

     At December 31, 2000, based on the closing price of the Company's stock of $11.06, there were approximately 265,500 option shares which had exercise prices ranging from $11.20 to $20.75 which would not be considered dilutive for purposes of earnings per share calculations.

     As discussed in Note 1, the Bank applies APB 25 in accounting for its stock-based compensation plans under which no compensation cost has been recognized. Had compensation cost for awards in 2000, 1999 and 1998 under the Bank's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Bank's net income and earnings per share would have been as follows:

                                                        2000          1999          1998
                                                    -----------   -----------   -----------
(Dollars in thousands, except in share amounts)
Net income:
 As reported ....................................     $ 4,493       $ 4,149       $ 4,371
 Pro forma ......................................       4,137         3,954         4,213

Earnings per share:
 As reported -
  Basic .........................................        1.46          1.26          1.25
  Diluted .......................................        1.41          1.20          1.17

 Pro forma -
  Basic .........................................        1.35          1.20          1.21
  Diluted .......................................        1.30          1.14          1.13

     The initial impact of applying SFAS No. 123 on pro forma net income may not be indicative of future amounts when the method prescribed by SFAS No. 123 will apply to all outstanding awards because compensation expense for options granted prior to January 1, 1995 is not reflected in the pro forma amounts above.

     The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                                         2000          1999          1998
                                     -----------   -----------   -----------
Expected volatility ..............      40.00%        32.62%        21.10%
Risk-free interest rate ..........       6.69%         5.38%         5.75%
Terms of options .................      7.0 yrs.      7.0 yrs.      7.0 yrs.
Expected dividend yield ..........       2.70%         1.80%         1.20%

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

17. Employee Stock Ownership Plan

     The Company has established an Employee Stock Ownership Plan ("ESOP") which is being funded by the Company's contributions made in cash (which generally will be invested in common stock) or common stock. Benefits may be paid in shares of common stock or in cash, subject to the employees' right to demand shares.

     In November 1993, the Company loaned the ESOP $570,000 to acquire additional shares for participants on the open market. The loan was to be repaid over 7 years with principal and interest (at a rate equal to 85% of the prevailing prime rate) payable quarterly. The loan was secured by the unallocated shares acquired by the ESOP. In November 2000, the loan was repaid in full.

     The Company's ESOP expense for the years ended December 31, 2000, 1999 and 1998 amounted to $118,000, $170,000 and $161,000, respectively.

     In the event that the stock price of the Company had fluctuated at the point that shares vest with participants from the cost of shares acquired by the ESOP (at prices which range from $5.63 to $6.13 per share), the Company's statement of operations was affected either adversely (if increasing stock price) or favorably (decreasing stock price). During 2000, 1999 and 1998, the impact of the stock price market value in excess of original cost increased the Company's ESOP expense by $50,000, $89,000 and $80,000, respectively, in addition to normal amortization expense associated with the participant's earn out of the shares allocated.

     Management and the Board of Directors revised its methodology for funding the ESOP commencing in 2001. The Board of Directors may grant annual cash contributions to the ESOP, which will in turn be used to acquire the Company's common stock for immediate allocation to participants. The amounts contributed, if any, will be based on the accomplishment of financial and strategic goals.

18. Restriction on Cash and Due from Banks

     At December 31, 2000 and 1999, cash and due from banks included $7,416,000 and $6,162,000, respectively, to satisfy the reserve requirements of the Federal Reserve Bank.

19. Stock Repurchase Program

     On March 27, 1997, the Company announced that its Board of Directors had authorized the Company to repurchase up to 10% (375,000 shares) of its then outstanding common stock from time to time at prevailing market prices. On February 24, 1998, the Company announced that its Board of Directors had authorized the Company to repurchase an additional 10% (347,000) of its outstanding common stock, as adjusted for amounts remaining to be repurchased under the March 1997 plan. On March 25, 1999, the Board of Directors authorized the Company to repurchase an additional 10% (320,000) of its outstanding common stock, as adjusted for amounts remaining to be purchased under the previously authorized plans. The Board delegated to the discretion of the Company's senior management the authority to determine the timing of the repurchase program's commencement, subsequent purchases and the prices at which the repurchases will be made.

     As of February 23, 2001, the Company had repurchased 932,600 shares of its common stock under these plans at a total cost of approximately $13,882,000.

20. Supplemental Executive Retirement Program

     The Company has a supplemental executive retirement plan for an officer. Under this arrangement, the individual is entitled to receive monthly benefits for approximately 18 years in amounts specified in the contract. Benefits commence upon retirement date which is deemed to be the age of sixty-five. If death occurs during employment with the Company, the individual designated as beneficiary will receive a distribution equal to 3 times the annual salary of the executive, as determined under the plan. The officer vests in the rights under the supplemental retirement plan ratably over a 5 year period, which entitles this individual to the vested portion of the amount accrued by the Company under the plan. This right is only exercisable in the event the executive terminates employment from the Company prior to retirement age. In March 1998, the Company also purchased a single life annuity insurance policy. The contract was purchased at a cost of $2,863,184. The cash surrender value is earning a rate of return, with a guaranteed minimum rate of 4%. In addition, the Company has entered into a split dollar agreement with the executive, which requires that any death benefit be shared between the Company and the designated beneficiary, based on a predetermined schedule. The amounts due to the beneficiary under the Plan are reduced to the extent death benefits under the insurance contract are remitted to such beneficiary. The obligation under the plan is being accrued over the expected employment period, through age 65. Approximately $105,000, $71,000 and $71,000 was charged to compensation expense in 2000, 1999 and 1998, respectively. Income related to the increased value of the insurance contract of $152,000, $138,000 and $101,000 was recognized as other non-interest income in 2000, 1999 and 1998, respectively. The contract values of $3,254,000 and $3,102,000, at December 31, 2000 and 1999,
respectively, are included in Bank-owned life insurance in the Consolidated Balance Sheet.

21. Deferred Stock Compensation Plan

     In 1998, the Company adopted a Deferred Stock Compensation Plan for directors (the "Plan") which, for those directors who elected to participate, would, in lieu of current cash payments, defer their compensation for attendance at various meetings of the Board of Directors until retirement or some future point in time to be determined. Furthermore, the deferred compensation is eligible to be paid only in shares of the Company's common stock, the units earned of which are predetermined for a fixed 3 year period based upon the Board meeting fee schedule which was in effect as of July 1, 1998, divided by the stock price of the Company's common shares at the close of business on July 1, 1998. This price was $18.75 per share. The shares when earned are placed in a Rabbi Trust (the "Trust") which is administered by an independent trustee. The voting for these shares is controlled by the independent trustee although for accounting purposes the shares are reflected as treasury shares until such time as the shares are distributed. The expense associated with this plan is based upon the market value of the shares of stock earned on the date of the respective meeting. There are currently no directors who continue to participate in the Plan. The amount of expense associated with this plan for 2000, 1999 and 1998 was $14,000, $62,000 and $36,000,
respectively, which has been reflected as salaries expense with the corresponding liability pertaining to stock earned and not yet distributed is reflected in stockholders' equity. A total of 100,000 shares has been registered for the Plan. There has been a total of approximately 8,700, 7,000 and 2,400 shares earned and deferred as of December 31, 2000, 1999 and 1998, respectively.

22. Disclosures about Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value. Fair value estimates which were derived from discounted cash flows or broker quotes cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

Cash, Federal Funds Sold and Short-term Investments

     For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities, Assets Held for Sale and Mortgage-Backed Investments

     For investment securities, assets held for sale (typically loans) and mortgage-backed investments, fair values are based on quoted market prices or dealer quotes.

Loans

     For certain homogeneous categories of loans, such as residential mortgages, home equity and consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans adjusted for differences in loan characteristics or dealer quotes. The fair value of other types of loans was estimated by discounting anticipated future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposit Liabilities

     The fair value of non-certificate deposit accounts is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the anticipated future cash payments using the rates currently offered for deposits of similar remaining maturities.


Short-term and Long-term Borrowings

     The fair value of borrowings was determined by discounting the anticipated future cash payments by using the rates currently available to the Company for debt with similar terms and remaining maturities.

Commitments to Extend Credit/Sell Loans

     The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of customers. For fixed rate loan commitments and obligations to deliver fixed rate loans, fair value also considers the difference between committed rates and current levels of interest rates.

Values not Determined

     SFAS No. 107 excludes certain financial instruments from its disclosure requirements including, among others, real estate included in banking premises and equipment, the intangible value of the Bank's portfolio of loans serviced (both for itself and for others) and related servicing network and the intangible value inherent in the Bank's deposit relationships (i.e., core deposits). Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the Bank.

     The carrying amount and estimated fair values of the Bank's financial instruments at December 31, 2000 and 1999 are represented as follows:

At December 31,                                                        2000                         1999
---------------                                             --------------------------   --------------------------
                                                               Carrying                     Carrying
                                                             or Notional       Fair       or Notional       Fair
                                                                Amount         Value         Amount         Value
(Dollars in thousands)                                      -------------   ----------   -------------   ----------
Financial instrument assets:
Cash and cash equivalents ...............................      $ 27,609      $ 27,609       $ 33,722      $ 33,722
Securities ..............................................       290,211       290,211        235,623       235,623
Loans, including held for sale, net .....................       374,138       392,421        388,710       397,044
Mortgage servicing rights ...............................            --            --             --            --

Financial instruments liabilities:
Deposits ................................................      $454,747      $459,904       $389,692      $390,208
Short-term borrowings ...................................        49,565        49,730        152,551       152,717
Long-term debt ..........................................       172,567       172,822        107,200       105,019

Off-balance sheet financial instruments:
Commitments to grant loans ..............................      $ 18,609      $ 18,609       $ 21,727      $ 21,727
Commitments to sell loans ...............................         3,617         3,617          2,730         2,730
Unadvanced funds on home equity lines of credit .........        15,480        15,480         13,789        13,789
Unadvanced funds on other lines of credit ...............         7,476         7,476            516           516
Commitments to advance funds under construction
 loan agreements ........................................         7,598         7,598          2,437         2,437
Commitments to purchase loans ...........................            --            --             --            --

23. Business Segments

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting operating segments of a business enterprise. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are components of an enterprise which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the President and Chief Executive Officer. Historically, the Company has identified its reportable operating business segment as Community Banking based on products and services provided to the customer.

     The Company's community banking business segment consists of commercial banking and retail banking. The community banking business segment derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, saving and time deposits, investment management, mortgage lending and sales, as well as servicing income for investors.

     On April 1, 1999, the Company acquired Old Colony Mortgage (see Note 2). As of that date management has identified mortgage banking as a separate identifiable segment apart from that which had been historically considered community banking.

     Non-reportable operating segments of the Company's operations which do not have similar characteristics to the community banking or mortgage banking operations and do not meet the quantitative thresholds requiring disclosure are included in the Other category in the disclosure of business segments below. These non-reportable segments include the activity of the Parent Company (Note
24) and the Trust. Consolidation adjustments are also included in the Other category.

     The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. The consolidation adjustments reflects certain eliminations of interest, segment revenue, cash and Parent Company investments in subsidiaries.

                                                                 Business Segments

Reconciliation to                              Community   Mortgage
Consolidated Financial Information              Banking    Banking     Other    Eliminations   Consolidated
--------------------------------------------- ----------- --------- ---------- -------------- -------------
(Dollars in thousands)

December 31, 2000:
 Securities, at market ......................  $290,211    $   --    $    --     $      --       $290,211
 Net loans and loans held for sale ..........   374,108     3,617         --        (3,587)       374,138
 Total assets ...............................   728,422     5,085     48,231       (53,489)       728,249
 Total deposits .............................   456,609        --         --        (1,862)       454,747
 Total borrowings ...........................   222,132     3,587         --        (3,587)       222,132
 Total liabilities ..........................  $683,589    $3,718    $    --     $  (5,449)      $681,858

 Total interest income ......................  $ 48,386    $  341    $    61     $    (439)      $ 48,349
 Total interest expense .....................    28,519       316         --          (439)        28,396
 Net interest income ........................    19,867        25         61            --         19,953
 Provision for possible loan losses .........       160        --         --            --            160
 Total non-interest income ..................     7,585     1,507         --          (193)         8,899
 Total non-interest expense .................    18,887     1,549      1,239            --         21,675
 Net income (loss) ..........................  $  5,451    $  (57)   $  (775)    $    (126)      $  4,493

December 31, 1999:
 Securities, at market ......................  $235,623    $   --    $    --     $      --       $235,623
 Net loans and loans held for sale ..........   388,701     3,265         --        (3,256)       388,710
 Total assets ...............................   692,733     4,831     40,399       (41,753)       696,250
 Total deposits .............................   394,665        --         --        (4,973)       389,692
 Total borrowings ...........................   259,751     3,256         --        (3,256)       259,751
 Total liabilities ..........................  $660,673     3,407        557        (8,229)      $656,408

 Total interest income ......................  $ 42,219    $  218    $    92     $    (287)      $ 42,242
 Total interest expense .....................    23,172       207         --          (287)        23,092
 Net interest income ........................    19,047        11         92            --         19,150
 Provision for possible loan losses .........       640        --         --            --            640
 Total non-interest income ..................     6,387     1,200         --          (214)         7,373
 Total non-interest expense .................    16,850     1,281      1,289            --         19,420
 Net income (loss) ..........................  $  5,150    $  (76)   $  (788)    $    (137)      $  4,149

December 31, 1998:
 Securities, at market ......................  $181,346    $   --    $    --     $      --       $181,346
 Net loans and loans held for sale ..........   360,735        --         --            --        360,735
 Total assets ...............................   591,011        --     45,769       (45,629)       591,151
 Total deposits .............................   371,506        --         --        (7,553)       363,953
 Total borrowings ...........................   177,128        --         --            --        177,128
 Total liabilities ..........................  $552,935    $   --    $   775     $  (7,553)      $546,157

 Total interest income ......................  $ 38,442    $   --    $    84     $     (84)      $ 38,442
 Total interest expense .....................    21,669        --         --           (84)        21,585
 Net interest income ........................    16,773        --         84            --         16,857
 Provision for possible loan losses .........       760        --         --            --            760
 Total non-interest income ..................     6,909        --         --            --          6,909
 Total non-interest expense .................    15,328        --        939            --         16,267
 Net income (loss) ..........................  $  5,032    $   --    $  (661)    $      --       $  4,371

24. Parent Company Financial Statements - Abington Bancorp, Inc.
(Parent Company Only)

                                                                      December 31,
Balance Sheets                                                      2000        1999
--------------                                                   ---------   ---------
(Dollars in thousands)

Assets:
 Cash and cash equivalents ...................................    $ 1,167     $ 4,479
 Investment in subsidiaries ..................................     45,181      32,494
 Other assets ................................................        805       3,817
                                                                  -------     -------
   Total assets ..............................................    $47,153     $40,790
                                                                  =======     =======
Liabilities and stockholders' equity:
 Liabilities:
  Accrued expenses and other liabilities .....................    $   371     $   557
  Junior subordinated deferrable interest debentures .........     12,477      12,401
                                                                  -------     -------
   Total liabilities .........................................     12,848      12,958
                                                                  -------     -------
Total stockholders' equity ...................................     34,305      27,832
                                                                  -------     -------
   Total liabilities and stockholders' equity ................    $47,153     $40,790
                                                                  =======     =======

                                                                   Years Ended December 31,
Statements of Income                                             2000          1999         1998
--------------------                                         -----------   -----------   ---------
(Dollars in thousands)

Operating Income:
 Dividends from subsidiaries .............................    $     --      $     --      $2,500
 Interest income .........................................          93           124         102
                                                              --------      --------      ------
   Total operating income                                           93           124       2,602

 Operating expenses ......................................         119           170         223
 Interest expense ........................................       1,152         1,152         716
                                                              --------      --------      ------

Income (loss) before income taxes and equity in
 undistributed earnings of subsidiaries ..................      (1,178)       (1,198)      1,663
Income tax benefit .......................................        (403)         (410)       (278)
                                                              --------      --------      ------

Income (loss) before equity in undistributed earnings of
 subsidiaries ............................................        (775)         (788)      1,941
Equity in undistributed earnings of subsidiaries .........       5,268         4,937       2,430
                                                              --------      --------      ------

Net income ...............................................    $  4,493      $  4,149      $4,371
                                                              ========      ========      ======

                                                                        Years Ended December 31,
Statements of Cash Flows                                             2000          1999          1998
------------------------                                         -----------   -----------   -----------
(Dollars in thousands)

Cash flows from operating activities:
 Net income ..................................................    $  4,493      $  4,149      $  4,371
 Adjustments to reconcile net income to
  net cash from operating activities:
  Equity in undistributed earnings of
  subsidiaries ...............................................      (5,268)       (4,937)       (2,430)
 Other, net ..................................................        (116)          772          (466)
                                                                  --------      --------      --------

   Net cash provided by (used in) operating activities........        (891)          (16)        1,475

Cash flows from investing activities:
   Net cash used in investing activities .....................          --            --            --

Cash flows from financing activities:
 Proceeds from issuance of common stock ......................         260           694           656
 Proceeds from issuance of junior
  subordinated deferrable interest
  debentures .................................................          --                      12,650
 Dividends on common stock ...................................        (982)       (1,150)       (1,062)
 Repurchase of common stock ..................................      (1,699)       (2,602)       (7,352)
                                                                  --------      --------      --------
   Net cash provided by (used in)
    financing activities .....................................      (2,421)       (3,058)        4,892

Net increase (decrease) in cash and cash equivalents .........      (3,312)       (3,074)        6,367
Cash and cash equivalents at beginning of year ...............       4,479         7,553         1,186
                                                                  --------      --------      --------

Cash and cash equivalents at end of year .....................    $  1,167      $  4,479      $  7,553
                                                                  ========      ========      ========

25. Quarterly Data (Unaudited)

     Operating results on a quarterly basis for the years ended December 31, 2000 and 1999 are as follows:

                                                     Years Ended December 31,
                                                               2000
                                        ----------------------------------------------------
                                        (Dollars and outstanding shares in thousands, except
                                                          per share data)
                                           Fourth        Third       Second        First
                                           Quarter      Quarter      Quarter      Quarter
                                        ------------ ------------ ------------ ------------
Interest and dividend income ..........   $ 12,496     $ 12,336     $ 11,952     $ 11,565
Interest expense ......................      7,438        7,389        6,940        6,629
                                          --------     --------     --------     --------
Net interest income ...................      5,058        4,947        5,012        4,936
Provision for possible loan losses ....        100           --           60           --
                                          --------     --------     --------     --------
Net interest income, after
 provision for possible loan
 losses ...............................      4,958        4,947        4,952        4,936
Non-interest income ...................      2,548        2,381        2,173        1,797
Non-interest expenses .................      5,831        5,516        5,345        4,983
                                          --------     --------     --------     --------
Income before income taxes ............      1,675        1,812        1,780        1,750
Provision for income taxes ............        637          632          638          617
                                          --------     --------     --------     --------
Net income ............................   $  1,038     $  1,180     $  1,142     $  1,133
                                          ========     ========     ========     ========
Basic earnings per share ..............   $    .34     $    .39     $    .38     $    .36
                                          ========     ========     ========     ========
Diluted earnings per share ............   $    .33     $    .37     $    .36     $    .35
                                          ========     ========     ========     ========
Weighted average common
 shares outstanding ...................      3,067        3,055        3,038        3,112
                                          ========     ========     ========     ========
Weighted average common
 shares and share equivalents
 outstanding ..........................      3,172        3,167        3,158        3,249
                                          ========     ========     ========     ========

                                                     Years Ended December 31,
                                                               1999
                                        ----------------------------------------------------
                                        (Dollars and outstanding shares in thousands, except
                                                           per share data)
                                           Fourth        Third       Second       First
                                           Quarter      Quarter      Quarter     Quarter
                                        ------------ ------------ ------------ -----------
Interest and dividend income ..........   $ 11,220     $ 10,821     $ 10,237     $ 9,964
Interest expense ......................      6,361        5,971        5,469       5,291
                                          --------     --------     --------     -------
Net interest income ...................      4,859        4,850        4,768       4,673
Provision for possible loan losses ....        190          190           70         190
                                          --------     --------     --------     -------
Net interest income, after
 provision for possible loan
 losses ...............................      4,669        4,660        4,698       4,483
Non-interest income ...................      2,033        1,903        1,958       1,479
Non-interest expenses .................      5,199        4,961        4,961       4,299
                                          --------     --------     --------     -------
Income before income taxes ............      1,503        1,602        1,695       1,663
Provision for income taxes ............        530          569          613         602
                                          --------     --------     --------     -------
Net income ............................   $    973     $  1,033     $  1,082     $ 1,061
                                          ========     ========     ========     =======
Basic earnings per share ..............   $    .30     $    .32     $    .33     $   .32
                                          ========     ========     ========     =======
Diluted earnings per share ............   $    .29     $    .30     $    .31     $   .30
                                          ========     ========     ========     =======
Weighted average common
 shares outstanding ...................      3,245        3,277        3,272       3,347
                                          ========     ========     ========     =======
Weighted average common
 shares and share equivalents
 outstanding ..........................      3,339        3,441        3,464       3,537
                                          ========     ========     ========     =======

                            Stockholder Information

Stock Market Data

     The common stock of the Company is currently listed on the Nasdaq Stock Market under the symbol "ABBK." The table below sets forth the range of high and low sales prices for the stock for the quarters indicated. Market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                             Price High     Price Low     Dividends Declared
                                            ------------   -----------   -------------------
2001
1st quarter (through February 23, 2001)       $  13.50      $  11.00            $  --

2000
4th quarter                                      11.06          8.75            $ .09
3rd quarter                                      11.13          8.75            $ .09
2nd quarter                                       9.88          8.75            $ .09
1st quarter                                      11.75          9.38            $ .09

1999
4th quarter                                      13.00         10.69            $ .05
3rd quarter                                      13.75         12.06            $ .05
2nd quarter                                      14.75         13.25            $ .05
1st quarter                                      15.13         12.75            $ .20

1998
4th quarter                                      17.00         12.00            $ .05
3rd quarter                                      19.50         12.50            $ .05
2nd quarter                                      22.75         17.50            $ .05
1st quarter                                      22.50         18.75            $ .15

     As of February 23, 2001, the Company had approximately 781 stockholders of record who held 3,068,352 outstanding shares of the Company's common stock. The number of stockholders indicated does not reflect the number of persons or entities who hold their common stock in nominee or "street" name through various brokerage firms. If all such persons are included, the Company believes there are approximately 1,552 beneficial owners of common stock.

Annual Report on Form 10-K

     A copy of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission, is available to stockholders without charge upon written request to:

Investor Relations
Abington Bancorp, Inc.
536 Washington Street
Abington, MA 02351

Inquiries

Robert M. Lallo
Executive Vice President,
Chief Financial Officer and Treasurer
Abington Bancorp, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by Item 10 of this Form is incorporated by reference herein from the Company's Proxy Statement relating to the 2001 Annual Meeting of Stockholders of the Company.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by Item 11 of this Form is incorporated by reference herein from the Company's Proxy Statement relating to the 2001 Annual Meeting of Stockholders of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Item 12 of this Form is incorporated by reference herein from the Company's Proxy Statement relating to the 2001 Annual Meeting of Stockholders of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by Item 13 of this Form is incorporated by reference herein from the Company's Proxy Statement related to the 2001 Annual Meeting of Stockholders of the Company.

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

  *10.1(a)           Amended and Restated Special Termination Agreement dated as of January 1997 among the Company, the Bank and James P. McDonough incorporated by reference to the
                     Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 31, 1997.
      *(b)           Amendment to Amended and Restated Special Termination Agreement, dated as of July
                     1, 1997 among the Company, the Bank and James P. McDonough, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of
                     1997, filed on August 13, 1997.
  *10.2              Special Termination Agreement dated as of November 2, 1998 among the Company, the
                     Bank and Kevin M. Tierney, incorporated by reference to the Company's quarterly report on Form 10-Q for the third quarter of 1998, filed on November 12, 1998.
   10.3              Special Termination Agreement dated as of September 27, 2000 among the Company, the Bank and Cynthia A. Mulligan, incorporated by reference to the Company's quarterly report on Form 10-Q for the third quarter of 2000, filed on November 15, 2000.
  *10.4(a)           Amended and Restated Special Termination Agreement dated as of January 31, 1997 among the Company, the Bank and Mario A. Berlinghieri incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.
       (b)           Amendment to Amended and Restated Special Termination Agreement, dated as of July
                     1, 1997 among the Company, the Bank and Mario A. Berlinghieri, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of
                     1997, filed on August 13, 1997.
       (c)           Amendment No. 2 to Amended and Restated Special Termination Agreement, dated as of April 16, 1998, by and among the Company, the Bank and Mario A. Berlinghieri, incorporated by reference to the Company's quarterly report on Form 10-Q for the first quarter of 1998, filed on May 8, 1998.
  *10.5              Abington Bancorp, Inc. Incentive and Nonqualified Stock Option Plan, as amended and restated to reflect holding company formation incorporated by reference to the
                     Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.
  *10.6              Senior Management Incentive Plan incorporated by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1999, filed on March 28, 2000.
  *10.7              Revised Long Term Performance Incentive Plan dated January 2000 incorporated by reference to the Company's Annual Report for the year ended December 31, 1999 on
                     Form 10-K filed on March 28, 2000.
   10.8(a)           Lease for office space located at 538 Bedford Street, Abington, Massachusetts ("lease"), used for the Bank's principal and administrative offices dated January 1, 1996 incorporated by reference to the Company's Annual Report for the year ended December
                     31, 1996 on Form 10-K filed on March 31, 1997. Northeast Terminal Associates, Limited
                     owns the property. Dennis E. Barry and Joseph L. Barry, Jr., who beneficially own more than 5% of the Company's Common Stock, are the principal beneficial owners of
                     Northeast Terminal Associates, Limited.
       (b)           Amendment to Lease dated December 31, 1997, incorporated by reference to the
                     Company's Annual Report for the year ended December 31, 1997 on Form 10-K filed on March 25, 1998.
   10.9              Dividend Reinvestment and Stock Purchase Plan is incorporated by reference herein to the Company's Registration Statement on Form S-3, effective January 31, 1997.
  *10.10             Abington Bancorp, Inc. 1997 Incentive and Nonqualified Stock Option Plan,
                     incorporated by reference herein to Appendix A to the Company's proxy statement relating to its special meeting in lieu of annual meeting held on June 17, 1997, filed with the Commission on April 29, 1997.

      *10.11(a)    Special Termination Agreement dated as of July 1, 1997 among the Company, the Bank and Robert M. Lallo, incorporated by reference to the Company's quarterly report on
                   Form 10-Q for the second quarter of 1997, filed on August 13, 1997.
            (b)    Amendment No. 1 to Special Termination Agreement, dated April 16, 1998, by and among the Company, the Bank and Robert M. Lallo, incorporated by reference to the
                   Company's quarterly report on Form 10-Q for the first quarter of 1998, filed on May
                   8, 1998.
       *10.12      Merger Severance Benefit Program dated as of August 28, 1997, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the third quarter of 1997, filed on November 15, 1997.
       *10.13      Supplemental Executive Retirement Agreement between the Bank and James P.
                   McDonough dated as of March 26, 1998, incorporated by reference to the Company's quarterly report on Form 10-Q for the first quarter of 1998, filed on May 8, 1998.
       *10.14      Deferred Stock Compensation Plan for Directors, effective July 1, 1998 incorporated by reference to Appendix A to the Company's proxy statement (schedule 14A) for its
                   1998 Annual Meeting, filed with the Commission on April 13, 1998.
       *10.15      Special Termination Agreement dated as of February 7, 2000 among the Company, the
                   Bank and Jack B. Meehl, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 28, 2000.
       *10.16      Abington Bancorp, Inc. 2000 Incentive and Nonqualified Stock Option Plan,
                   incorporated by reference herein to Appendix A to the Company's proxy statement relating to its annual meeting held on May 16, 2000, filed with the Commission on
                   April 13, 2000.
       *10.17      Abington Bancorp, Inc. Board of Directors Transition and Retirement Plan, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of
                   2000, filed on August 11, 2000.
        11.1       A statement regarding the computation of earnings per share is included in Item 8 of this Report.
        21.1       Subsidiaries of the Company incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 28, 2000.
        23.1       Consent of Accountants.
        24.1       Power of Attorney is included on signature page

   (b) Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the fourth quarter of 2000.

------------
* Management contract or compensatory plan or arrangement.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ABINGTON BANCORP, INC.

Date: March 16, 2001

                                        By: /s/ James P. McDonough
                                        ---------------------------------
                                        James P. McDonough
                                        President and Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints James P. McDonough, his true and lawful attorney-in-fact and agent with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing which he may deem necessary or advisable to be done in connection with this Form 10-K, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any substitute may lawfully do or cause to be done by virtue hereof.

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

NAME                                                TITLE                              DATE
----                                                -----                              ----
/s/ James P. McDonough
--------------------------    President and Chief Executive Officer; Director
James P. McDonough            (Principal Executive Officer)                      March 16, 2001

/s/ Robert M. Lallo
--------------------------    Chief Financial Officer & Treasurer
Robert M. Lallo               (Principal Financial Officer)                      March 16, 2001

/s/ Bruce G. Atwood
--------------------------
Bruce G. Atwood               Director                                           March 16, 2001

/s/ William F. Borhek
--------------------------
William F. Borhek             Director                                           March 16, 2001

/s/ Ralph B. Carver, Jr.
--------------------------
Ralph B. Carver, Jr.          Director                                           March 16, 2001

/s/ Joel S. Geller
--------------------------
Joel S. Geller                Director                                           March 16, 2001

/s/ Rodney D. Henrikson
--------------------------
Rodney D. Henrikson           Director                                           March 16, 2001

/s/ A. Stanley Littlefield
--------------------------
A. Stanley Littlefield        Director                                           March 16, 2001

/s/ Gordon N. Sanderson
--------------------------
Gordon N. Sanderson           Director                                           March 16, 2001

/s/ Laura J. Sen
--------------------------
Laura J. Sen                  Director                                           March 16, 2001

/s/ James J. Slattery
--------------------------
James J. Slattery             Director                                           March 16, 2001

/s/ Wayne P. Smith
--------------------------
Wayne P. Smith                Director                                           March 16, 2001