Form 10-Q
period 2001-03-31
ABINGTON BANCORP INC
filed 2001-05-11
CIK 812146

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                   -------------------------------------------


                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES
              EXCHANGE ACT OF 1934 for Quarter Ended March 31, 2001

                   -------------------------------------------


                         Commission File Number 0-16018

                             ABINGTON BANCORP, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


   MASSACHUSETTS                                            04-3334127
----------------                                    ----------------------------
(State or Other Jurisdiction                        (I.R.S.  Identification No.)
of Incorporation or Organization)


536 Washington Street, Abington, Massachusetts                   02351
----------------------------------------------                -----------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code            (781) 982-3200
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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 3,108,852 shares as of May 4, 2001.

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

                             ABINGTON BANCORP, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                                   Page
                                                                                                                   ----

Part I   Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2001
         (Unaudited) and December 31, 2000...........................................................................4

         Consolidated Statements of Operations (Unaudited) for the
         Three Months Ended March 31, 2001 and 2000..................................................................5

         Consolidated Statements of Changes in Stockholders'
         Equity (Unaudited) for the Three Months Ended
         March 31, 2001 and 2000.....................................................................................6

         Consolidated Statements of Comprehensive Income (Unaudited) for the
         Three Months Ended March 31,2001 and 2000...................................................................7

         Consolidated Statements of Cash Flows (Unaudited)
         for the Three Months Ended March 31, 2001 and 2000..........................................................8

         Notes to Unaudited Consolidated Financial Statements.......................................................10

Item 2.  Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations.....................................................15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................................................29

Part II  Other Information

Item 1.  Legal Proceedings..........................................................................................30

Item 2.  Change in Securities.......................................................................................30

Item 3.  Defaults upon Senior Securities............................................................................30

Item 4.  Submission of Matters to a Vote of Security Holders........................................................30

Item 5.  Other Information..........................................................................................30

Item 6.  Exhibits and Reports on Form 8-K...........................................................................30

Signature Page......................................................................................................34

Index to Exhibits...................................................................................................35

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                         (Unaudited)
                                                                           March 31,     December 31,
                                                                             2001           2000
                                                                           ---------      ---------
                                                                                 (In Thousands)
ASSETS

Cash and due from banks ..............................................     $  31,061      $  27,374
Short-term investments ...............................................           237            235
                                                                           ---------      ---------

  Total cash and cash equivalents ....................................        31,298         27,609
                                                                           ---------      ---------

Loans held for sale ..................................................        10,624          3,617
Securities available for sale - at
    market value .....................................................       312,290        290,211
Loans ................................................................       376,353        374,377
  Less:
    Allowance for possible loan loss .................................        (3,838)        (3,856)
                                                                           ---------      ---------
    Loans, net .......................................................       372,515        370,521
                                                                           ---------      ---------

Federal Home Loan Bank stock, at cost ................................        12,910         12,910
Banking premises and equipment, net ..................................         9,351          9,481
Other real estate owned, net .........................................           355           --
Intangible assets ....................................................         2,597          2,710
Bank-owned life insurance - contract value ...........................         3,551          3,511
Other assets .........................................................         8,100          7,679
                                                                           ---------      ---------

                                                                           $ 763,591      $ 728,249
                                                                           =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits .............................................................     $ 478,556      $ 454,747
Short-term borrowings ................................................        27,883         49,565
Long-term debt .......................................................       185,850        172,567
Accrued taxes and expenses ...........................................         4,200          3,582
Other liabilities ....................................................        18,667          1,397
                                                                           ---------      ---------
    Total liabilities ................................................       715,156        681,858
                                                                           ---------      ---------
Guaranteed preferred beneficial interest in the
 Company's junior subordinated debentures ............................        12,105         12,086

Commitments and contingencies
Stockholders' equity:
  Serial preferred stock, $.10 par value,
    3,000,000 shares authorized; none issued .........................          --             --
  Common stock, $.10 par value 12,000,000
    shares authorized; 4,913,000 and 4,875,000
    shares issued in 2001 and 2000, respectively .....................           491            488
  Additional paid-in capital .........................................        22,968         22,915
  Retained earnings ..................................................        30,493         29,570
                                                                           ---------      ---------
                                                                              53,952         52,973
  Treasury stock - 1,807,000 shares in 2001
      and 2000, at cost ..............................................       (17,584)       (17,584)
  Compensation plans .................................................           111            111
  Other accumulated comprehensive income -
  Net unrealized loss on available for
    sale securities, net of taxes ....................................          (149)        (1,195)
                                                                           ---------      ---------
    Total stockholders' equity .......................................        36,330         34,305
                                                                           ---------      ---------
                                                                           $ 763,591      $ 728,249
                                                                           =========      =========

     See accompanying notes to unaudited consolidated financial statements

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------
                                   (Unaudited)

                                                Three Months Ended
                                                     March 31
                                                     --------
                                                 2001          2000
                                              ----------     ----------
                                        (In thousands, except per share data)

Interest and dividend income:
  Interest and fees on loans ............     $    7,241     $    7,295
  Interest on mortgage-backed investments          3,527          2,786
  Interest on bonds and obligations .....          1,452          1,254
  Dividend income .......................            292            215
  Interest on short-term investments ....             14             15
                                              ----------     ----------
    Total interest and dividend income ..         12,526         11,565
                                              ----------     ----------
 Interest expense:
 Interest on deposits ...................          3,831          3,002
 Interest on short-term borrowings ......            522          1,989
 Interest on long-term debt .............          2,855          1,638
                                              ----------     ----------

    Total interest expense ..............          7,208          6,629
                                              ----------     ----------

Net interest income .....................          5,318          4,936
Provision for possible loan losses ......           --             --
                                              ----------     ----------
Net interest income after provision for
  possible loan losses ..................          5,318          4,936
                                              ----------     ----------
Non-interest income:
  Loan servicing fees ...................             78             83
  Customer service fees .................          1,713          1,125
  Gain on securities, net ...............             72            245
  Gain on sales of mortgage loans, net ..            460            243
  Gain on sales and write-down of
  other real estate owned, net ..........           --             --
Other ...................................            123            101
                                              ----------     ----------
    Total non-interest income ...........          2,446          1,797
                                              ----------     ----------
Non-interest expense:
  Salaries and employee benefits ........          3,059          2,514
  Occupancy and equipment expense .......            861            904
  Trust preferred securities expense ....            280            280
  Other non-interest expenses ...........          1,663          1,285
                                              ----------     ----------
    Total non-interest expense ..........          5,863          4,983
                                              ----------     ----------
Income before provision for income
   taxes ................................          1,901          1,750
Provision for income taxes ..............            668            617
                                              ----------     ----------
    Net income ..........................     $    1,233     $    1,133
                                              ==========     ==========
Earnings per share
   Basic -
       Net income per share .............     $      .40     $      .36
                                              ==========     ==========
       Weighted average common shares ...      3,078,000      3,112,000
                                              ==========     ==========
Diluted -
   Net income per share .................     $      .38     $      .35
                                              ==========     ==========
Weighted average common shares and
  share equivalents .....................      3,208,000      3,249,000
                                              ==========     ==========

Dividends per  share ....................     $      .10     $      .09
                                              ==========     ==========

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

                                                                                                      Net
                                                                                                   Unrealized
                                                                                                      Gain
                                                                                                    (Loss) on
                                                            Additional                              Available
                                                   Common    Paid-In     Retained      Treasury      for Sale   Compensa-
                                                   Stock     Capital     Earnings       Stock       Securities  tion Plans Total

-----------------------------------------------------------------------------------------------------------------------------------

                                                                          (In thousands, except per share data)

Balance at December 31, 2000 ..................     $488     $22,915     $ 29,570      $(17,584)     $(1,195)     $111     $ 34,305
Net income ....................................      --         --          1,233          --           --         --         1,233
Issuance of stock .............................        3          53         --            --           --         --            56
Change in obligation related to directors
    deferred stock plan .......................      --         --           --            --           --         --          --
Decrease in unrealized loss on
    available for sale securities, net of taxes      --         --           --            --          1,046       --         1,046
Repurchase of stock ...........................      --         --           --            --           --         --          --
Dividends declared ($.10 per share) ...........      --         --           (310)         --           --         --          (310)
                                                    ----     -------     --------      --------      -------      ----     --------
Balance at March 31, 2001 .....................     $491     $22,968     $ 30,493      $(17,584)     $  (149)     $111     $ 36,330
                                                    ====     =======     ========      ========      =======      ====     ========

Balance at December 31, 1999 ..................     $483     $22,610     $ 26,176      $(15,885)     $(5,581)     $ 29     $ 27,832
Net income ....................................      --         --          1,133          --           --         --         1,133
Change in obligation related to directors
    deferred stock plan .......................      --         --           --            --           --          12           12
Decrease in unearned compensation - ESOP ......      --           14         --            --           --          20           34
Decrease in unrealized loss on available
    for sale securities, net of taxes .........      --         --           --            --          1,356       --         1,356

Issuance of stock .............................      --         --           --            --           --         --          --
Repurchase of stock ...........................      --         --           --          (1,699)        --         --        (1,699)
Dividends declared ($.09 per share) ...........      --         --           (271)         --           --         --           271)
                                                    ----     -------     --------      --------      -------      ----     --------
Balance at March 31, 2000 .....................     $483     $22,624     $ 27,038      $(17,584)     $(4,225)     $ 61     $ 28,397
                                                    ====     =======     ========      ========      =======      ====     ========

         See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                      Three Months Ended
                                                           March 31,

                                                        2001       2000
                                                       ------     ------

(Dollars in thousands)


Net income, as reported ..........................     $1,233     $1,133
Change in unrealized gains/(losses) on available
  for sale securities, net of taxes ..............      1,093      1,515
Less: Reclassification adjustment for available
 for sale securities gains included in net income,
 net of taxes ....................................         47        159
                                                       ------     ------

Comprehensive income .............................     $2,279     $2,489
                                                       ======     ======

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                                 ----------------------

                                                                                   2001         2000
                                                                                 --------      --------
                                                                                     (In thousands)
Cash flows from operating activities:
Net income .................................................................     $  1,233      $  1,133

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses ..................................................         --            --
(Gain) loss on sales and write-down of
  other real estate owned, net .............................................         --            --
Amortization, accretion and depreciation,
  Net ......................................................................          405           647
Gain on sales of securities, net ...........................................          (72)         (245)
Loans originated for sale in the
  secondary market .........................................................      (37,603)      (11,700)
Proceeds from sales of loans ...............................................       31,056        11,109
Gain on sales of mortgage loans, net .......................................         (460)         (243)
Other, net .................................................................       16,731         1,407
                                                                                 --------      --------
Net cash provided (used) by operating
  activities ...............................................................       11,290         2,108
                                                                                 --------      --------

Cash flows from investing activities:
Proceeds from sales of available for sale
  securities ...............................................................       21,691           459
Proceeds from principal payments on and maturities of
  available for sale securities ............................................       24,303         5,004
Purchase of available for sale securities ..................................      (66,114)      (25,950)
Loans (originated/purchased) paid, net .....................................       (2,349)       (2,100)
Purchases of FHLB stock ....................................................         --            --

See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

--------------------------------------------------------------------------------


                                   (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                               ---------

                                                           2001          2000
                                                         --------      --------
                                                             (In thousands)

Purchase of banking premises and equipment
  and improvements to other real estate
  owned ............................................     $   (288)     $   (536)
Proceeds from sales of other real estate
  owned ............................................         --            --
                                                         --------      --------
Net cash provided by (used for) investing
  activities .......................................      (22,757)      (18,923)
                                                         --------      --------

Cash flows from financing activities:

Net increase in deposits ...........................       23,809        21,598
Net increase (decrease) in borrowings with original
  maturities of three months or less ...............      (21,862)      (16,048)
Proceeds from short-term borrowings with
  maturities in excess of three months .............         --            --
Principal payments issuance of short-term borrowings
  with maturities in excess of
  three months .....................................         --          (5,000)
Proceeds from issuance of long-term debt ...........       30,000        12,717
Principal payments on long term debt ...............      (16,717)       (9,000)
Proceeds from issuance of stock ....................           56            12
Purchase of treasury stock .........................         --          (1,699)
Cash paid for dividends ............................         (310)         (163)
                                                         --------      --------
Net cash provided (used) by financing
  activities .......................................       15,156         2,417
                                                         --------      --------
Net increase (decrease) in cash and cash
  equivalents ......................................        3,689       (14,278)
Cash and cash equivalents at beginning of
  period ...........................................       27,609        33,722
                                                         --------      --------
Cash and cash equivalents at end of period .........     $ 31,298      $ 19,444
 ....................................................     ========      ========
Supplemental cash flow information:

Interest paid on deposits ..........................     $  3,836      $  3,004
Interest paid on borrowed funds ....................        3,398         3,626
Income taxes paid ..................................          909           638
Transfer of loans to other real estate owned,
  net ..............................................          355          --

See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
--------------------------------------------------------------------------------


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

The accompanying consolidated financial statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 have been prepared by the Company without audit, and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to reflect a fair statement of the results of the interim periods presented. Certain information and footnote disclosures normally included in the annual consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the footnotes contained in the Company's consolidated financial statements as of and for the year ended December 31, 2000, which are included in the Company's Annual Report on Form 10-K. Interim results are not necessarily indicative of results to be expected for the entire year. All significant intercompany balances and transactions have been eliminated in consolidation.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2001 (continued)
--------------------------------------------------------------------------------


B)                DIVIDEND DECLARATION

The Board of Directors of Abington Bancorp., Inc. declared a cash dividend of $.10 per share to holders of its common stock in March, 2001. This dividend was payable on April 19, 2001 to stockholders of record as of the close of business on April 5, 2001.

--------------------------------------------------------------------------------

                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2001 (continued)
--------------------------------------------------------------------------------


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

As of May 10, 2001, the Company had repurchased 932,600 shares of its common stock under these plans at a total cost of approximately $13,882,000.

D)       Earnings per Share

The primary difference between basic and fully diluted average common shares outstanding for the periods presented relates to options issued to officers and directors which are currently exercisable and are not anti-dilutive. The calculation of common stock equivalents for fully diluted per share computations excludes options which are not yet currently exercisable and/or have an exercise price in excess of the average closing price of the Company's stock for the period presented. At March 31, 2001, based on the closing price of the Company's stock of $13.19, there were approximately 188,500 options with exercise prices ranging from $13.50 to $20.75 which would not be considered dilutive for purposes of earnings per share.

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2001 (continued)
--------------------------------------------------------------------------------


E)       Business Segments



March 31, 2001:

                                       Community    Mortgage
                                        Banking      Banking       Other      Elimination     Total
                                        -------      -------       -----      -----------     -----

 Securities .......................     $312,290     $  --       $   --        $   --        $312,290
 Net loans ........................      383,162      10,755         --         (10,778)      383,139
 Net assets .......................      764,215      12,415       49,078       (62,117)      763,591
 Total deposits ...................      480,034        --           --          (1,478)      478,556
 Total borrowings .................      213,733      10,778         --         (10,778)      213,733
 Total liabilities ................      716,383      11,029         --         (12,256)      715,156


Three months ended

 Total interest income ............     $ 12,545     $   143     $      8      $   (170)     $ 12,526
 Total interest expense ...........        7,239         139         --            (170)        7,208
 Net interest income ..............        5,306           4            8          --           5,318
 Provision for possible loan losses         --          --           --            --            --
 Total non-interest income ........        1,991         455         --            --           2,446
 Total non-interest expense .......        5,174         409          280          --           5,863
 Net income .......................        1,395          18         (180)         --           1,233

--------------------------------------------------------------------------------
                             ABINGTON BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2001 (continued)
--------------------------------------------------------------------------------


E)       Business Segments (continued)


March 31, 2000:


                                       Community    Mortgage
                                        Banking      Banking       Other      Elimination     Total
                                        -------      -------       -----      -----------     -----


 Securities .......................     $258,495     $  --        $   --        $   --        $258,495
 Net loans ........................      387,426       5,214          --          (5,196)      387,444
 Net assets .......................      698,993       6,688        45,345       (47,796)      703,050
 Total deposits ...................      414,098        --            --          (2,808)      411,290
 Total borrowings .................      242,420       5,196          --          (5,196)      242,420
 Total liabilities ................      665,163       5,327           140        (8,004)      662,626

Three months ended

 Total interest income ............     $ 11,551     $    67      $     27      $    (80)     $ 11,565
 Total interest expense ...........        6,656          53          --             (80)        6,629
 Net interest income ..............        4,895          14            27          --           4,936
 Provision for possible loan losses         --          --            --            --            --
 Total non-interest income ........        1,554         293          --             (50)        1,797
 Total non-interest expense .......        4,274         395           314          --           4,983
 Net income .......................        1,419         (63)         (190)          (33)        1,133

--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


F)       Pension Plan Curtailment

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

These excess assets of the Plan, as estimated, on October 31, 2000 were approximately $1 million.

G)       Adoption of SFAS No. 140

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS Statement No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company has adopted SFAS No. 140 on its consolidated financial statements as of January 1, 2001. The adoption of this statement did not have a material impact on its consolidated financial position or results or operations.

H)       Adoption of SFAS No. 133

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Adoption of this statement had no impact on the Company's consolidated financial statements.

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

NET INTEREST INCOME

Net interest income is affected by the mix and volume of assets and liabilities, the movement and level of interest rates and interest spread, which is the difference between the average yield received on earning assets and the average rate paid on deposits and borrowings. The Company's net interest rate spread was 3.06% for the quarter ended March 31, 2001 and 2.96% for the quarter ended March 31, 2000.

The level of nonaccrual (impaired) loans and other real estate owned can have an impact on net interest income but balances in these categories have generally been immaterial in 2000 and 2001. At March 31, 2001, the Company had $398,000 in non-accrual loans, and $355,000 of other real estate owned, compared to $549,000 in non-accrual loans and no other real estate owned as of December 31, 2000 and $585,000 in non-accrual loans and no other real estate owned as of March 31, 2000.

--------------------------------------------------------------------------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


The table below presents the components of interest income and expense for the major categories of assets and liabilities for the periods indicated.

                                              Three Months Ended
                                                  March 31
                                                  --------
                                              2001        2000
                                             -------     -------

                                                (In Thousands)

Interest and dividend income:
 Interest and fees on loans ............     $ 7,241     $ 7,295
 Interest on mortgage-backed investments       3,527       2,786
 Interest on bonds and obligations .....       1,452       1,254
 Dividend income .......................         292         215
 Interest on short-term investments ....          14          15
                                             -------     -------
  Total interest and dividend income ...     $12,526     $11,565
                                             =======     =======

Interest expense:
 Interest on deposits ..................     $ 3,831     $ 3,002
 Interest on short-term borrowings .....         522       1,989
 Interest on long-term debt ............       2,855       1,638
                                             -------     -------
  Total interest expense ...............       7,208       6,629
                                             -------     -------
Net interest income ....................     $ 5,318     $ 4,936
                                             =======     =======

A breakdown of the components of the Company's net interest-rate spread is as follows:

                                                    March 31
                                                    --------
                                                 2001      2000
                                                 ----      ----

Weighted average yield earned on:
   Loans ................................        7.77%     7.58%
   Mortgage-backed investments ..........        6.91      6.81
   Bonds and obligations ................        7.27      6.53
   Marketable and other equity securities        5.21      4.27
   Short-term investments ...............        6.47      3.54

Weighted average yield earned on
   interest-earning assets ..............        7.37      7.11

Weighted average rate paid on:
   NOW and non-interest NOW deposits ....         .41       .43
   Savings deposits .....................        2.22      2.23
   Time deposits ........................        6.00      5.16
   Total deposits .......................        3.38      3.04
   Short-term borrowings ................        5.79      5.76
   Long-term debt .......................        6.34      6.12

Weighted average rate paid on
   deposits and borrowings ..............        4.30      4.14

Net interest-rate spread ................        3.06%     2.96%

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

                                          THREE MONTHS ENDED MARCH 31
                                      --------------------------------
                                                2001  vs.  2000
                                              INCREASE (DECREASE)
                                      --------------------------------
                                                  DUE TO
                                      --------------------------------
                                       VOLUME      RATE        TOTAL
                                      --------------------------------
                                               (In thousands)

Interest and dividend income:
 Loans ..........................     $  (227)     $ 173      $   (54)
 Mortgage-backed investments ....         573        168          741
 Bonds and obligations ..........         109         89          198
 Equity securities ..............          26         51           77
 Short-term investments .........         (10)         9           (1)
                                      -------      -----      -------

      Total interest and dividend
       income ...................         471        490          961
                                      -------      -----      -------
Interest expense:
  NOW deposits ..................          19         (7)          12
  Savings deposits ..............          87         (4)          83
  Time deposits .................         345        389          734
  Short-term borrowings .........      (1,477)        10       (1,467)
  Long-term debt ................       1,156         61        1,217
                                      -------      -----      -------
      Total interest expense ....         130        449          579
                                      -------      -----      -------

Net interest income .............     $   341      $  41      $   382
                                      =======      =====      =======

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

GENERAL. Net income for the quarter ended March 31, 2001 was $1,233,000 or $.38 per diluted share compared to net income of $1,133,000 or $ .35 per diluted share in the corresponding period of 2000, a net increase of $100,000 or 8.8% in net income or 8.6% in diluted earnings per share. The overall increase in net income was mainly attributable to increases in net interest income, customer service fees and gains on sales of mortgage loans partially offset by decreases in net security gains and increases in non-interest expenses.

INTEREST AND DIVIDEND INCOME. Interest and dividend income increased $961,000 or 8.3% during the three month period ended March 31, 2001, as compared to the same period in 2000. The increase was attributable to increases in the volume of earning assets and the yield earned on those assets. The balance of average earning assets for the three month period ended March 31, 2001 was approximately $680,193,000 as compared to $650,844,000 for the same period in 2000, an overall increase of $29,349,000 or 4.5%.

The increase in earning assets was primarily driven by increases in average mortgage-backed investments and investment securities which were $204,172,000 and $79,853,000, respectively for the quarter ended March 31, 2001 as compared to $170,599,000 and $73,668,000, respectively for the same period in 2000. These balances when combined increased $39,758,000 or 16.3%. The yield on mortgage-backed investments and investment securities increased to 6.91% and 7.27%, respectively, in the three months ended March 31, 2001 as compared to 6.81% and 6.53%, respectively in the same period of 2000. These yields increased primarily due to the rising interest rate environment which existed for most of 2000. From June 1999 to July 2000, the Federal Reserve Bank increased rates 175 basis points. While the investments purchased by the Company are generally not tied to prime, many other rates and indices which do impact the yield on assets purchased also increased. Additionally, an agency investment security which was called by the issuer resulted in a discount being taken to income of approximately $74,000 in the first quarter of 2001. This had the effect of increasing the yield on investment securities approximately 37 basis points in the same period.

The average balance of loans decreased to $372,891,000 for the three months ended March 31, 2001 from $384,728,000 for the same period in 2000, a decline of $11,837,000 or 3.1%. These balances declined as a result of fewer residential loans being purchased and/or originated for the Company's loan portfolio in 2000. The yield on loans increased to 7.77% in the first three months of 2001 as compared to 7.58% for the same period in 2000. This was generally due to the rising rate environment which existed for most of 2000, which impacted new loan originations. This increase was also reflective of increases in commercial loans which generally earn higher rates than residential loans. Commercial loans were $84,121,000 at March 31, 2001 as compared to $72,640,000 at March 31, 2000.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


INTEREST EXPENSE. Interest expense for the quarter ended March 31, 2001 increased $579,000 or 8.7% compared to the same period in 2000, generally due to increases in the average balances of deposits and borrowed funds and increases in the rates paid on those funds. The average balance of core and time deposits rose to $256,750,000 and $196,818,000, respectively, for the first quarter of 2001 as compared to $222,738,000 and $171,955,000, respectively, for the corresponding period in 2000, for increases of 15.3% and 14.5%, respectively. The increases noted for the three month period ended March 31, 2001, generally relate to the attractiveness of the Company's retail products and services to the marketplace it serves as well as reflecting some of the fallout from recent "in market" bank merger activity which has displaced many customers who have sought an alternative to their current banking relationship. The Company will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings. The average balances of borrowed funds decreased overall during the first quarter of 2001 as compared to 2000, to $216,180,000 from $245,107,000, a decrease of 11.8%. The decrease in borrowings was achieved due to the Company's success in attracting deposits over the past year.

The blended weighted average rate paid on deposits and borrowed funds was 4.30% for the three months ended March 31, 2001 as compared to 4.14% for the same period in 2000. The overall weighted average rates paid on borrowed funds increased to approximately 6.24% for the quarter ended March 31, 2001 from 5.92% in 2000. This increase is reflective of actions taken by the Federal Reserve Bank in 1998 and 1999. From June 1999 to July 2000, the Federal Reserve raised the inter-bank borrowing rate 175 basis points. During the first quarter of 2001, the Federal Reserve decreased rates 150 basis points with another 50 basis point decline in April, 2001. It is anticipated, given the current rate environment, that the rates paid on borrowed funds could decline further in future quarters as borrowings are refinanced as they reach maturity. The Company will continue to evaluate the use of borrowing as an alternative funding source for asset growth in future periods. See "Asset/Liability Management" for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds. The weighted average rates paid on deposits was 3.38% for the quarter ended March 31, 2001 as compared to 3.04% for the same period in 2000. The overall cost of deposits has increased slightly in the first quarter of 2001 at rate consistent with borrowed funds generally due to the interest rate environment noted as well as due to intense competition on the pricing of time deposits which has existed since the third quarter of 2000.

NON-INTEREST INCOME. Total non-interest income increased $649,000 or 36.1% in the first quarter of 2001 in comparison to the same period in 2000. Customer service fees, which were $1,713,000 for the quarter ended March 31, 2001 as compared to $1,125,000 for 2000, for an increase of $588,000 or 52.3%, rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios and continued success in cross selling customers, debit card activity, and sales of mutual funds and annuities. Loan servicing fees and gains on sales of mortgage loans were $78,000 and $460,000, respectively, for the first quarter of 2001 as compared to $83,000 and $243,000, respectively, for the same period in 2000, a combined increase of $212,000 or 65.0%. This generally is reflective of the improved market for loan originations and related higher volume of loans being originated and sold in the first quarter of 2001 as compared to the same period in 2000. As the Company has been selling loans generally on a servicing released basis since 1996, the portfolio of loans serviced for others has declined which has caused the continued drop in loan servicing income.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Realized gains on securities, net, were $72,000 for the first quarter of 2001 as compared to $245,000 for 2000 for a decrease of $173,000 or 70.6%. The results from the first quarter 2001 include $492,000 of gains generated generally from higher coupon mortgage-backed investments and discounted callable agency securities which were at a higher risk of being prepaid or called within the year. These gains were offset, in part, by a realized loss on a corporate bond recorded to reflect management's change in its intent with regard to this investment which has a current market value below the amortized cost.

NON-INTEREST EXPENSES. Non-interest expenses for the quarter ended March 31, 2001 increased $880,000 or 17.7% compared to the same period in 2000. Salaries and employee benefits increased 21.7% or $545,000. This increase was attributable to several factors, including increases in incentive compensation and benefit accruals (approximately $178,000) relating to commissions on insurance sales (the Company received regulatory approval to sell annuities in May 2000); increased costs associated with the opening of the Canton branch in November 2000 and other increased retail staffing ($125,000); increases in retirement and insurance benefits ($150,000); and other general increases in salaries and customer service related staff levels. These increases correspond with the Company's strategic focus of attracting core deposits and new customer relationships. Occupancy expenses decreased $43,000 or 4.8%. These expenses decreased approximately $165,000 due to the expiration of maintenance contracts on the Company's former mainframe computer as well as the fact that the system is no longer being depreciated due to its conversion to a third-party service bureau (see increase in other non-interest expense). The decrease was offset in part due to higher costs associated with the opening of Canton (approximately $30,000) and higher costs associated with snow removal and utilities in the first quarter of 2001 as compared to the same period in 2000. Other non-interest expenses, including trust preferred expenses, also increased $378,000 or 24.2% for the quarter ended March 31, 2001 in comparison to the same period in 2000. Other operating expenses increased generally as the result of the opening of the Canton branch ($61,000); costs associated with the third-party service bureau contract ($159,000); and other costs associated with customer volumes and general cost increases.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses for the quarters ended March 31, 2001 and 2000 were $0. The levels of provision in both periods is generally attributable to the continued strength of asset quality factors that management uses to measure and evaluate the adequacy of loan loss reserve levels, which include delinquency rates, charge offs, problem or "watched" assets and anticipated losses. The resulting level of loan loss reserves were approximately .99% of period end loans at March 31, 2001 as compared to 1.02% and .96% at December 31, and March 31, 2000, respectively.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate for the quarter ended March 31, 2001 was 35.1% compared to 35.3% for the quarter ended March 31, 2000. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates.

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

Rate Change                                           Estimated Exposure as a
(Basis Points)                                        % of Net Interest Income
-------------                                         ------------------------
   +200                                                         5.6%
   -200                                                          .9%

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

The Company also emphasizes loans with terms to maturity or repricing of 5 years or less, such as certain adjustable rate residential mortgage loans, residential construction loans and home equity loans.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Management desires to expand its interest earning asset base in future periods primarily through growth in the Company's loan portfolio. Loans comprised approximately 55% of the average interest earning assets for the first three months of 2001. In the future, the Company intends to continue to be competitive in the residential mortgage market but plans to place greater emphasis on home equity and commercial loans. The Company also expects to become more active in pursuing wholesale opportunities to purchase loans. During the first three months of 2001 and 2000, the Company acquired approximately $12,000,000 and $0, respectively, of residential first mortgages which are serviced by others.

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

One of the factors influencing earning asset levels and their yields since 1997 has been the intensity of prepayment activity on mortgage related assets which have been prompted by the very attractive refinancing opportunities that the market has presented consumers for the better part of the past two years. Management estimates that over 60% of its earning assets at December 31, 1997 have paid off by December 31, 2000 and were replaced with similar assets at generally lower yields. This has contributed to the continued downward trend in asset yields in 1998 and 1999. This effect was offset in part by the acquisition/origination of loans and investments at higher yields in 2000, due to the rising interest rate environment which existed. Management does anticipate, however, given the early market trends and interest rate forecasts by economists and decline in rates to date in 2001, that prepayment activity and declining asset yield trends may develop in 2001.

Management has been aggressively promoting the Company's core deposit products since the first quarter of 1995, particularly checking and NOW accounts. The success of this program has favorably impacted the overall deposit growth to date, despite interest rate and general market pressures, and has helped the Company to increase its customer base. However, given the strong performance of mutual funds and the equity markets in general, the Company and many of its peers have begun to see lower levels of growth in time deposits as compared to prior years as customers reflect their desire to increase their returns on investment. This pressure has been exacerbated currently by the historically low long-term economic interest rates. Management believes that the markets for future time deposit growth, particularly with terms of 1 to 2 years, will remain highly competitive. Management will continue to evaluate future funding strategies and alternatives accordingly as well as to continue to focus its efforts on attracting core, retail deposit relationships.

The Company is also a voluntary member of the Federal Home Loan Bank ("FHLB") of Boston. This borrowing capacity assists the Company in managing its asset/liability growth because, at times, the Company considers it more advantageous to borrow money from the FHLB of Boston than to raise money through non-core deposits (i.e., certificates of deposit). Borrowed funds totaled $213,733,000 at March 31, 2001 compared to $222,132,000 at December 31, 2000.
These borrowings are primarily comprised of FHLB of Boston advances and have primarily funded residential loan originations and purchases as well as mortgage-backed investments and investment securities.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


The following table sets forth maturity and repricing information relating to interest sensitive assets and liabilities at March 31, 2001. The balance of such accounts has been allocated among the various periods based upon the terms and repricing intervals of the particular assets and liabilities. For example, fixed rate residential mortgage loans and mortgage-backed securities, regardless of "available for sale" classification, are shown in the table in the time periods corresponding to projected principal amortization computed based on their respective weighted average maturities and weighted average rates using prepayment data available from the secondary mortgage market.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                                                     At March 31, 2001
                                  ------------------------------------------------------------------------------------
                                                                 Repricing/Maturity Interval
                                  ------------------------------------------------------------------------------------
Over
                                   0-6 MOS.     6-12 MOS.    1-2 YRS.      2-3 YRS.    3-5 YRS.      5 YRS.    TOTAL
                                  ------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)

Assets subject to interest
  rate adjustment:
  Short-term investments ......   $     237    $    --      $    --      $    --      $    --      $   --     $    237
  Bonds and obligations .......      42,526        4,967        9,401        3,800        3,980       3,112     67,786
  Mortgage-backed investments .      46,078       17,746       28,275       25,662       38,522      79,211    235,494
  Mortgage loans subject to
   rate review ................      39,392       12,593       16,222       37,581       20,689       6,942    133,419
Fixed-rate mortgage loans .....      68,953       22,412       31,601       29,978       36,455      42,011    231,410
  Commercial and other loans ..      12,203        3,650        1,721        1,337        2,736         501     22,148
                                  ---------    ---------    ---------    ---------    ---------    --------   --------

      Total ...................     209,389       61,368       87,220       98,358      102,382     131,777    690,494
                                  ---------    ---------    ---------    ---------    ---------    --------   --------


Liabilities subject to interest
  rate adjustment:
  Money market deposit accounts      17,838         --           --           --           --          --       17,838
  Savings deposits - term
   certificates ...............      77,830       61,456       37,317        5,762       16,062        --      198,427
  Other savings accounts ......     197,434         --           --           --           --          --      197,434
  Borrowed funds ..............      65,233       19,000       75,000       20,000        5,000      29,500    213,733
                                  ---------    ---------    ---------    ---------    ---------    --------   --------
Total .........................     358,335       80,456      112,317       25,762       21,062      29,500    627,432
                                  ---------    ---------    ---------    ---------    ---------    --------   --------

Guaranteed preferred beneficial
interest in junior subordinated
debentures ....................        --           --           --           --           --        12,105     12,105
                                  ---------    ---------    ---------    ---------    ---------    --------   --------

Excess (deficiency) of rate-
 sensitive assets over rate-
 sensitive liabilities ........    (148,946)     (19,088)     (25,097)      72,596       81,320      90,172     50,957
                                  ---------    ---------    ---------    ---------    ---------    --------   --------

Cumulative excess (deficiency)
 of rate-sensitive assets over
 rate sensitive liabilities(1)    $(148,946)   $(168,034)   $(193,131)   $(120,535)   $ (39,215)   $ 50,957
                                  =========    =========    =========    =========    =========    ========

Rate-sensitive assets as a
 percent of rate-sensitive
 liabilities (cumulative) ....         58.4%        61.7%        65.0%        79.1%        93.4%      108.0%


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

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------


Liquidity and Capital Resources

Payments and prepayments on the Company's loan and mortgage-backed investment portfolios, sales of fixed rate residential loans, increases in deposits, borrowed funds and maturities of various investments comprise the Company's primary sources of liquidity. The Company is also a voluntary member of the FHLB of Boston and, as such, is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to outside sources. Qualified collateral generally consists of residential first mortgage loans, securities issued, insured or guaranteed by the U.S. Government or its agencies, and funds on deposit at the FHLB of Boston. Short-term advances may be used for any sound business purpose, while long-term advances may be used only for the purpose of providing funds to finance housing. At March 31, 2001, the Company had approximately $228,500,000 in unused borrowing capacity that is contingent upon the purchase of additional FHLB of Boston stock. Use of this borrowing capacity is also impacted by capital adequacy considerations.

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

The Company regularly monitors its asset quality to determine the level of its loan loss reserves through periodic credit reviews by members of the Company's Management Credit Committee. The Management Credit Committee, which reports to the Loan Committee of the Company's Board of Directors, also works on the collection of non-accrual loans and disposition of real estate acquired by foreclosure. The allowance for possible loan losses is determined by the Management Credit Committee after consideration of several key factors including, without limitation, potential risk in the current portfolio, levels and types of non-performing assets and delinquency, levels of potential problem loans, which generally have varying degrees of loan collateral and repayment issues, on the watched asset reports. Workout approach and financial condition of borrowers are also key considerations to the evaluation of non-performing loans.

Non-performing assets were $753,000 at March 31, 2001, compared to $556,000 at December 31, 2000, an increase of $197,000 or 35.4%. The Company's percentage of delinquent loans to total loans was .21% at March 31, 2001, as compared to .22 at December 31, 2000. Management believes that while delinquency rates and non-performing assets remain at relatively low levels, these factors are at historic lows, and at some point in the future some degree of economic slow down is likely which in turn may result in future increases in problem assets and loan loss provisions. Management continues to monitor the overall economic environment and its potential effects on future credit quality on an ongoing basis.

At March 31, 2001, the Company had outstanding commitments to originate and sell residential mortgage loans in the secondary market amounting to $35,449,000 and $10,624,000, respectively. The Company also has outstanding commitments to grant advances under existing home equity lines of credit amounting to $15,224,000. Unadvanced commitments under outstanding commercial and construction loans totaled $19,509,000 as of March 31, 2001. The Company believes it has adequate sources of liquidity to fund these commitments.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


The Company's total stockholders' equity was $36,330,000 or 4.8% of total assets at March 31, 2001, compared with $34,305,000 or 4.7% of total assets at December 31, 2000. The increase in total stockholders' equity of approximately $2,025,000 or 5.9% primarily resulted from decrease in the unrealized loss on the market value of available for sale securities, net of taxes, offset in part by dividends paid or payable, by the Company.

The Company issued $12,650,000 or 8.25% Trust Preferred Securities in June 1998. Under current regulatory guidelines, trust preferred securities are allowed to represent up to approximately 25% of the Company's Tier 1 capital with any excess amounts available as Tier 2 capital. As of March 31, 2001, approximately $11,989,000 of these securities were included in Tier 1 capital.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a "well-capitalized" classification. At March 31, 2001, the Company's Tier 1 leverage capital ratio was approximately 5.94%. In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% (6.00% for "well-capitalized") and a minimum ratio of total capital to risk-weighted assets of 8.00% (10.00% for "well-capitalized"). At March 31, 2001, the Company's Tier 1 and total risk-based capital ratios were approximately 11.87% and 12.90%, respectively. The Company is categorized as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.). The Bank is also categorized as "well-capitalized" as of March 31, 2001.

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

PROPOSED ACCOUNTING PRONOUNCEMENTS

         None.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis - Asset/Liability Management."

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

                   3.3       Specimen stock certificate for the Company's Common
                             Stock incorporated by reference to the Company's
                             Registration Statement on Form 8-A, effective
                             January 31, 1997.

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

                   *10.3     Special Termination Agreement dated as of September
                             13, 2000 among the Company, the Bank and Cynthia A.
                             Mulligan, incorporated by reference to the Company's quarterly report on Form 10-Q for the first quarter of 2001, filed on November 15, 2000.

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

                   *10.6 Senior Management Incentive Plan, incorporated by reference to the Company's Annual Report for the year ended December 31, 2000 on Form 10-K filed on March 28, 2000.

                   *10.7     Revised Long Term Performance Incentive Plan dated
                             January 2000 incorporated by reference to the Company's Annual Report for the year ended December
                             31, 2000 on Form 10-K filed on March 28, 2000.

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

                             (c) Amendment to lease dated June 30, 2000, incorporated by reference to the Company's quarterly report on Form 10-Q for the first quarter of 2001, filed herein.

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

                   *10.15    Special Termination Agreement dated as of February
                             7, 2000 among the Company, the Bank and Jack B.
                             Meehl, incorporated by reference to the Company's
                             Annual Report for the year ended December 31, 2000 on Form 10-K filed on March 28, 2000.

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



     (b) Reports on Form 8-K.

          The Company filed no reports on Form 8-K during the first quarter of 2001.

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

                                          ABINGTON BANCORP, INC.
                                          ----------------------
                                               (Company)



Date:  May  9, 2001                       By  /s/James P. McDonough
                                          -------------------------
                                          James P. McDonough
                                          President and Chief Executive Officer



Date:  May 9, 2001                        By  /s/Robert M. Lallo
                                          ----------------------
                                          Robert M. Lallo
                                          Treasurer
                                          (Principal Financial Officer)