Form 10-Q
period 2001-06-30
ABINGTON BANCORP INC
filed 2001-08-10
CIK 812146

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10–Q

QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES
EXCHANGE ACT OF 1934

for Quarter Ended June 30, 2001

Commission File Number 0–16018

ABINGTON BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Massachusetts	04–3334127

(State or Other Jurisdiction	(I.R.S. Identification No.)
of Incorporation or Organization)

536 Washington Street, Abington, Massachusetts	02351

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(781) 982–3200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:  3,110,852 shares as of August 6, 2001.

Certain statements in this Form 10–Q constitute "forward–looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Further, any statements contained in this Form 10–Q that are not statements of historical fact may be deemed to be forward–looking statements.  Without limiting the foregoing, the words "expect," "anticipate," "plan," "believe," "seek," "estimate," "internal" and similar words are intended to identify expressions that may be forward–looking statements. Forward–looking statements involve certain risks and uncertainties, and actual results may differ materially from those contemplated by such statements. For example, actual results may be adversely affected by the following possibilities: (1) competitive pressure among depository institutions may increase; (2) changes in interest rates may reduce banking interest margins; (3) general economic conditions and real estate values may be less favorable than contemplated; and (4) adverse legislation or regulatory requirements may be adopted.  Many of such factors are beyond the Company's ability to control or predict. Readers of this Form 10–Q are accordingly cautioned not to place undue reliance on forward–looking statements. The Company disclaims any intent or obligation to update publicly any of the forward–looking statements herein, whether in response to new information, future events or otherwise.

ABINGTON BANCORP, INC.
FORM 10-Q

ABINGTON BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2001	2000

	(Dollars in thousands)

ASSETS

Cash and due from banks	$28,542	$27,374
Short-term investments	239	235

Total cash and cash equivalents	28,781	27,609

Loans held for sale	7,229	3,617
Securities available for sale - at fair value	336,572	290,211
Loans	393,640	374,377
Less:
Allowance for possible loan losses	(4,176)	(3,856)

Loans, net	389,464	370,521

Federal Home Loan Bank stock, at cost	12,910	12,910
Banking premises and equipment, net	9,610	9,481
Other real estate owned, net	355	-
Intangible assets	2,484	2,710
Bank-owned life insurance – contract value	3,597	3,511
Other assets	10,917	7,679

	$801,919	$728,249

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$477,643	$454,747
Short-term borrowings	43,129	49,565
Long-term debt	209,500	172,567
Accrued taxes and expenses	3,503	3,582
Other liabilities	20,034	1,397

Total liabilities	753,809	681,858

Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	12,124	12,086
Commitments and contingencies

Stockholders' equity:
Serial preferred stock, $.10 par value, 3,000,000 shares authorized; none issued.	-	-
Common stock, $.10 par value, 12,000,000 shares authorized; 4,918,000 and 4,875,000 shares issued in 2001 and 2000, respectively	492	488
Additional paid-in capital	23,017	22,915
Retained earnings	31,523	29,570

	55,032	52,973
Treasury stock – 1,807,000 shares in 2001 and 2000, at cost	(17,584)	(17,584)
Compensation plans	117	111
Other accumulated comprehensive income -
Net unrealized loss on available for sale securities, net of taxes	(1,579)	(1,195)

Total stockholders' equity	35,986	34,305

	$801,919	$728,249

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

	(In thousands, except per share data)

Interest and dividend income:
Interest and fees on loans	$7,166	$7,361	$14,407	$14,656
Interest on mortgage-backed investments	4,102	3,037	7,629	5,823
Interest on bonds and obligations	1,218	1,289	2,670	2,543
Dividend income	264	253	556	468
Interest on short-term investments	16	12	30	27

Total interest and dividend income	12,766	11,952	25,292	23,517

Interest expense:
Interest on deposits	3,788	3,098	7,619	6,100
Interest on short-term borrowings	370	2,102	892	4,091
Interest on long-term debt	2,906	1,740	5,761	3,378

Total interest expense	7,064	6,940	14,272	13,569

Net interest income	5,702	5,012	11,020	9,948
Provision for possible loan losses	330	60	330	60

Net interest income, after provision for possible loan losses	5,372	4,952	10,690	9,888

Non-interest income:
Loan servicing fees	66	76	144	159
Customer service fees	1,959	1,611	3,672	2,736
Gain (loss) on securities, net	(135)	58	(63)	303
Gain on sales of mortgage loans, net	904	299	1,364	542
Gain on sales and write-down of other real estate owned, net	-	-	-	-
Other	117	129	240	230

Total non-interest income	2,911	2,173	5,357	3,970

Non-interest expense:
Salaries and employee benefits	3,248	2,593	6,307	5,107
Occupancy and equipment expenses	828	770	1,689	1,674
Trust preferred securities expense	280	280	560	560
Other non-interest expenses	1,837	1,702	3,500	2,987

Total non-interest expense	6,193	5,345	12,056	10,328

Income before provision for income taxes	2,090	1,780	3,991	3,530
Provision for income taxes	747	638	1,415	1,255

Net income	$1,343	$1,142	$2,576	$2,275

Earnings per share
Basic -
Net income per share	$.43	$.38	$.83	$.74

Weighted average common shares	3,109,000	3,038,000	3,094,000	3,080,000

Diluted -
Net income per share	$.42	$.36	$.80	$.71

Weighted average common shares and share equivalents	3,236,000	3,158,000	3,222,000	3,203,000

Dividends per share	$.10	$.09	$.20	$.18

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

					Net
					Unrealized
					Gain
					(Loss) on
		Additional			Available
	Common	Paid-in	Retained	Treasury	for Sale	Compensa-
	Stock	Capital	Earnings	Stock	Securities	tion Plans	Total

	(In thousands)

Balance at December 31, 2000	$488	$22,915	$29,570	$(17,584)	$(1,195)	$111	$34,305
Net income	-	-	2,576	-	-	-	2,576
Issuance of stock	4	102	-	-	-	-	106
Change in obligation related to directors’ deferred stock plan	-	-	-	-	-	6	6
Increase in unrealized loss on available for sale securities, net of taxes	-	-	-	-	(384)	-	(384)
Repurchase of common stock	-	-	-	-	-	-	-
Dividends declared ($.20 per share)	-	-	(623)	-	-	-	(623)

Balance at June 30, 2001	$492	$23,017	$31,523	$(17,584)	$(1,579)	$117	$35,986

Balance at December 31, 1999	$483	$22,610	$26,176	$(15,885)	$(5,581)	$29	$27,832
Net income	-	-	2,275	-	-	-	2,275
Change in obligation related to directors’ deferred stock plan	-	-	-	-	-	21	21
Amortization of unearned compensation – ESOP	-	28	-	-	-	42	70
Decrease in unrealized loss on available for sale securities, net of taxes	-	-	-	-	1,005	-	1,005
Issuance of stock	2	49	-	-	-	-	51
Repurchase of common stock	-	-	-	(1,699)	-	-	(1,699)
Dividends declared ($.18 per share)	-	-	(546)	-	-	-	(546)

Balance at June 30, 2000	$485	$22,687	$27,905	$(17,584)	$(4,576)	$92	$29,009

             See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

(Dollars in thousands)

Net income, as reported	$1,343	$1,142	$2,576	$2,275
Change in unrealized gains/(losses) on available for sale securities, net of taxes	(1,518)	(313)	(425)	1,202
Less: Reclassification adjustment for available for sale securities gains/(losses) included in net income, net of taxes	(88)	38	(41)	197

Comprehensive income (loss)	$(87)	$791	$2,192	$3,280

             See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2001	2000
	(In thousands)

Cash flows from operating activities:
Net income	$2,576	$2,275
Adjustments to reconcile net income to net cash provided (used) by operating activities
Provision for possible loan losses	330	60
(Gain) loss on sales and write-down of other real estate owned, net	-	-
Amortization, accretion and depreciation, net	734	973
(Gain) loss on sales of securities, net	63	(303)
Loans originated for sale in the secondary market	(86,731)	(29,500)
Proceeds from sales of loans	84,483	29,029
(Gain) loss on sales of mortgage loans, net	(1,364)	(542)
Other, net	15,459	(3,374)

Net cash provided by (used in) operating activities	$15,550	$(1,382)

Cash flows from investing activities:
Proceeds from sales of available for sale securities	37,558	977
Proceeds from principal payments on and maturities of available for sale securities	41,972	10,970
Purchase of available for sale securities	(126,240)	(41,205)
Loans (originated/purchased) paid, net	(19,628)	3,229
Purchases of FHLB stock	-	-

See accompanying notes to unaudited consolidated financial statements.

	Six Months Ended
	June 30,

	2001	2000

	(In thousands)

Purchase of banking premises and equipment and improvements to other real estate owned	$(952)	$(1,071)
Proceeds from sales of other real estate owned	-	-

Net cash provided by (used in) investing activities	(67,290)	(27,100)

Cash flows from financing activities:
Net increase in deposits	22,896	28,537
Net increase (decrease) in borrowings with original maturities of three months or less	3,564	(55,089)
Proceeds from short-term borrowings with original maturities in excess of three months	-	-
Principal payments on short-term borrowings with original maturities in excess of three months	(10,000)	(5,000)
Proceeds from issuance of long-term debt	70,000	66,717
Principal payments on long term debt	(33,067)	(13,000)
Proceeds from exercise of stock options	106	51
Purchase of treasury stock	-	(1,699)
Cash paid for dividends	(587)	(523)

Net cash provided by (used in) financing activities	52,912	19,994

Net increase (decrease) in cash and cash equivalents	1,172	(8,488)
Cash and cash equivalents at beginning of period.	27,609	33,722

Cash and cash equivalents at end of period	$28,781	$25,234

Supplemental cash flow information:
Interest paid on deposits	$7,619	$6,072
Interest paid on borrowed funds	6,718	7,319
Income taxes paid	1,599	1,523
Transfers of loans to other real estate owned, net	355	-

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

A)         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Abington Bancorp, Inc. (the "Company") (a Massachusetts Corporation) and its wholly–owned subsidiaries, Abington Savings Bank (the "Bank") and Abington Bancorp Capital Trust. The Bank also includes its wholly–owned subsidiaries Abington Securities Corporation, which invests primarily in obligations of the United States Government and its agencies and equity securities, Old Colony Mortgage Corporation, which originates and sells residential mortgages to investors on a servicing released basis, and Holt Park Place Development Corporation and Norroway Pond Development Corporation, each typically owning properties being marketed for sale.

The accompanying consolidated financial statements as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 have been prepared by the Company without audit, and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to reflect a fair statement of the results of the interim periods presented.  Certain information and footnote disclosures normally included in the annual consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the footnotes contained in the Company's consolidated financial statements as of and for the year ended December 31, 2000, which are included in the Company's Annual Report on Form 10-K.  Interim results are not necessarily indicative of results to be expected for the entire year. All significant intercompany balances and transactions have been eliminated in consolidation.

B)         DIVIDEND DECLARATION

             The Board of Directors of Abington Bancorp, Inc. declared a cash dividend of $.10 per share to holders of its common stock in June, 2001. This dividend was payable on July 26, 2001 to stockholders of record as of the close of business on July 12, 2001.

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

As of August 6, 2001, the Company had repurchased 932,600 shares of its common stock under these plans at a total cost of approximately $13,882,000.

D)         Earnings per Share

The primary difference between basic and fully diluted average common shares outstanding for the periods presented relates to options issued to officers and directors which are not anti-dilutive.  The calculation of common stock equivalents for fully diluted per share computations excludes options which have an exercise price in excess of the average closing price of the Company’s stock for the period presented.  At June 30, 2001, based on the closing price of the Company’s stock of $15.75, there were approximately 42,000 options with exercise prices of $20.75 which would not be considered dilutive for purposes of earnings per share.

E)          Business Segments

June 30, 2001:
(Dollars in thousands)

	Community	Mortgage
	Banking	Banking	Other	Elimination	Total

Securities	$336,572	$-	$-	$-	$336,572
Net loans and loans held for sale	396,655	8,328	-	(8,290)	396,693
Total assets	802,315	10,457	50,274	(61,127)	801,919
Total deposits	479,241	-	-	(1,598)	477,643
Total borrowings	252,629	8,290	-	(8,290)	252,629
Total liabilities	754,833	8,864	-	(9,888)	753,809

Three months ended

Total interest income	$12,774	$168	$4	$(180)	$12,766
Total interest expense	7,083	161	-	(180)	7,064
Net interest income	5,691	7	4	-	5,702
Provisions for possible loan losses	330	-	-	-	330
Total non–interest income	2,002	909	-	-	2,911
Total non–interest expense	5,366	547	280	-	6,193
Net income (loss)	1,316	208	(181)	-	1,343

Six months ended

Total interest income	$25,319	$311	$12	$(350)	$25,292
Total interest expense	14,322	300	-	(350)	14,272
Net interest income	10,997	11	12	-	11,020
Provisions for possible loan losses	330	-	-	-	330
Total non–interest income	3,993	1,364	-	-	5,357
Total non–interest expense	10,540	956	560	-	12,056
Net income (loss)	2,711	226	(361)	-	2,576

June 30, 2000
(Dollars in thousands)

	Community	Mortgage
	Banking	Banking	Other	Elimination	Total

Securities	$266,909	$-	$-	$-	$266,909
Net loans and loans held for sale	386,386	4,605	-	(4,557)	386,434
Total assets	716,738	6,093	46,195	(52,357)	716,669
Total deposits	420,591	-	-	(2,362)	418,229
Total borrowings	253,379	4,557	-	(4,557)	253,379
Total liabilities	677,791	4,724	16	(6,919)	675,612

Three months ended

Total interest income	$11,952	$93	$11	$(104)	$11,952
Total interest expense	6,953	91	-	(104)	6,940
Net interest income	4,999	2	11	-	5,012
Provisions for possible loan losses	60	-	-	-	60
Total non–interest income	1,874	408	-	(109)	2,173
Total non–interest expense	4,655	376	314	-	5,345
Net income (loss)	1,404	9	(199)	(72)	1,142

Six months ended

Total interest income	$23,529	$160	$38	$(210)	$23,517
Total interest expense	13,635	144	-	(210)	13,569
Net interest income	9,894	16	38	-	9,948
Provisions for possible loan losses	60	-	-	-	60
Total non–interest income	3,428	701	-	(159)	3,970
Total non–interest expense	8,929	771	628	-	10,328
Net income (loss)	2,823	(54)	(389)	(105)	2,275

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

G)         Adoption of SFAS No. 141 and 142

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires that all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting.  This has eliminated the pooling of interest method as an option for accounting for mergers and acquisitions.  SFAS No. 142 provides guidance for the accounting for goodwill.  Under the new guidance, goodwill is no longer required to be amortized over its estimated useful life.  Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. SFAF No. 142 does not amend nor affect the rules governing the detection of identifiable intangibles with definite lives and the rules which provide guidance on their amortization and valuation.

This pronouncement will be effective immediately for any new goodwill acquired after June 30, 2001 and will apply to goodwill acquired prior to June 30, 2001 as of January 1, 2002.  As of June 30, 2001, the Company’s intangible assets are comprised of goodwill in the amount of $1,813,000 and core deposit intangibles of $671,000.  It is anticipated that the adoption of SFAS No., 142 will result in reductions in goodwill amortization expense of approximately $296,000 in 2002 with an after-tax impact on net income of approximately $270,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's results of operations depend primarily on its net interest income after provision for possible loan losses, its revenue from other banking services and non–interest expenses.  The Company's net interest income depends upon the net interest rate spread between the yield on the Company's loan and investment portfolios and the cost of funds, consisting primarily of interest expense on deposits and Federal Home Loan Bank advances.  The interest rate spread is affected by the match between the maturities or repricing intervals of the Company's assets and liabilities, the mix and composition of interest sensitive assets and liabilities, economic factors influencing general interest rates, loan prepayment speeds, loan demand and savings flows, as well as the effect of competition for deposits and loans.  The Company's net interest income is also affected by the performance of its loan portfolio, amortization or accretion of premiums or discounts on purchased loans and mortgage–backed securities, and the level of non–earning assets.  Revenues from loan fees and other banking services depend upon the volume of new transactions and the market level of prices for competitive products and services.  Non–interest expenses depend upon the efficiency of the Company's internal operations and general market and economic conditions.

NET INTEREST INCOME

Net interest income is affected by the mix and volume of assets and liabilities, the movement and level of interest rates and interest spread, which is the difference between the average yield received on earning assets and the average rate paid on deposits and borrowings. The Company's net interest rate spread was 3.17% and 3.12%  for the quarter and six months ended June 30, 2001, respectively and 2.96% for both the quarter and six months ended June 30, 2000, respectively.  The interest rate spread was positively affected in the aforementioned period in 2001  as compared to the corresponding periods in 2000 generally due to a steeper yield curve which has resulted in costs of funding dropping at a faster rate than available yields on earnings assets.  Please see later discussion in “Management’s Discussion and Analysis” for more detailed explanations of the interest rate environment.

The level of nonaccrual (impaired) loans and other real estate owned can have an impact on net interest income but balances in these categories have generally been immaterial in 2001 and 2000.  At June 30, 2001, the Company had $631,000 in non-accrual loans, and $355,000 in other real estate owned, compared to $549,000 in non-accrual loans and no other real estate owned as of December 31, 2000 and $310,000 in non-accrual loans and no other real estate owned as of June 30, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The table below presents the components of interest income and expense for the major categories of assets and liabilities for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

	(In thousands)

Interest and dividend income:
Interest and fees on loans	$7,166	$7,361	$14,407	$14,656
Interest on mortgage-backed investments	4,102	3,037	7,629	5,823
Interest on bonds and obligations	1,218	1,289	2,670	2,543
Dividend income	264	253	556	468
Interest on short-term investments	16	12	30	27

Total interest and dividend income	$12,766	$11,952	$25,292	$23,517

Interest expense:
Interest on deposits	$3,788	$3,098	$7,619	$6,100
Interest on short-term borrowings	370	2,102	892	4,091
Interest on long-term debt	2,906	1,740	5,761	3,378

Total interest expense	7,064	6,940	14,272	13,569

Net interest income	$5,702	$5,012	$11,020	$9,948

A breakdown of the components of the Company's net interest-rate spread is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

	(In thousands)

Weighted average yield earned on:
Loans	7.70%	7.64%	7.74%	7.61%
Mortgage-backed investments	6.62	6.64	6.74	6.59
Bonds and obligations	7.69	6.74	7.46	6.77
Marketable and other equity securities	4.77	4.72	5.02	4.50
Short-term investments	4.31	8.23	5.10	4.64

Weighted average yield earned on interest-earning assets	7.22	7.17	7.29	7.14

Weighted average rate paid on:
NOW and non-interest NOW deposits	.36	.42	.38	.43
Savings deposits	2.15	2.25	2.18	2.24
Time deposits	5.91	5.32	5.95	5.24
Total deposits	3.23	3.03	3.30	3.03
Short-term borrowings	4.41	6.12	5.13	5.94
Long-term debt	5.96	6.16	6.14	6.14

Weighted average rate paid on deposits and borrowings	4.05	4.21	4.17	4.18

Net interest-rate spread	3.17%	2.96%	3.12%	2.96%

RATE/VOLUME ANALYSIS

The following tables present, for the periods indicated, the change in interest income and the change in interest expense attributable to the change in interest rates and the change in the volume of earning assets and interest–bearing liabilities. The change attributable to both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30

	2001 vs. 2000
	Increase (decrease)

	Due to

	Volume	Rate	Total

Interest and dividend income:

Loans	$(299)	$104	$(195)
Mortgage-backed investments	1,088	(23)	1,065
Bonds and obligations	(360)	289	(71)
Equity securities	10	1	11
Short-term investments	14	(10)	4

Total interest and dividend income	453	361	814

Interest expense:
NOW deposits	28	(31)	(3)
Savings deposits	108	(52)	56
Time deposits	540	97	637
Short-term borrowings	(1,585)	(147)	(1,732)
Long-term debt	1,263	(97)	1,166

Total interest expense	354	(230)	124

Net interest income	$99	$591	$690

	Six Months Ended June 30

	2001 vs. 2000
	Increase (decrease)

	Due to

	Volume	Rate	Total

Interest and dividend income:

Loans	$(579)	$330	$(249)
Mortgage-backed investments	1,733	73	1,806
Bonds and obligations	(188)	315	127
Equity securities.	46	42	88
Short-term investments	-	3	3

Total interest and dividend income	1,012	763	1,775

Interest expense:
NOW deposits	45	(36)	9
Savings deposits	191	(52)	139
Time deposits	941	430	1,371
Short-term borrowings	(2,930)	(269)	(3,199)
Long-term debt	2,382	1	2,383

Total interest expense	629	74	703

Net interest income	$383	$689	$1,072

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

GENERAL.  Net income for the quarter ended June 30, 2001 was $1,343,000 or $.42 per diluted share compared to net income of $1,142,000 or $.36 per diluted share in the corresponding period of 2000, a net increase of $201,000 or 17.6% in net income or 16.7% in diluted earnings per share.  The overall increase in net income was mainly attributable to increases in net interest income, customer service fees and gains on sales of mortgage loans partially offset by decreases in net security gains and increases in provisions for possible loan losses and non-interest expenses.

INTEREST AND DIVIDEND INCOME.  Interest and dividend income increased $814,000 or 6.8% during the three month period ended June 30, 2001, as compared to the same period in 2000.  The increase was attributable to increases in the volume of earning assets and the yield earned on those assets.  The balance of average earning assets for the three month period ended June 30, 2001 was approximately $707,043,000 as compared to $666,699,000 for the same period in 2000, an overall increase of $40,344,000 or 6.1%.

The increase in earning assets was primarily driven by the combined increase in average mortgage-backed investments and bond investments which were $248,024,000 and $63,366,000, respectively for the quarter ended June 30, 2001 as compared to $182,822,000 and $76,513,000, respectively for the same period in 2000.  These balances when combined increased $52,055,000 or 20.1%.  The yield on mortgage-backed investments and investment securities was 6.62% and 7.69%, respectively, in the three months ended June 30, 2001 as compared to 6.64% and 6.74%, respectively, in the same period of 2000.  With regards to bond investments, an agency investment security which the Company had purchased at a discount was called by the issuer, resulting in a discount being taken into income of approximately $147,000 in the second quarter of 2001.  This had the effect of increasing the yield on investment securities approximately 93 basis points in the same period.  Throughout 2000 and through the first three months of 2001, yields on securities generally increased due to the rising interest rate environment which existed for most of 2000.  From June 1999 to July 2000, the Federal Reserve Bank increased rates 175 basis points.  While the investments purchased by the Company are generally not tied to prime, many other rates and indices which do impact the yield on assets purchased also increased in this timeframe.  From January 2001 through June 2001, the Federal Reserve Bank lowered rates 225 basis points which in turn, to a lesser degree, began to influence the yields on assets purchased by the Company into the second quarter of 2001 as compared to the prior year.

The average balance of loans decreased to $372,034,000 for the three months ended June 30, 2001 from $385,321,000 for the same period in 2000, a decline of $13,287,000 or 3.4%.  These balances declined as a result of fewer residential loans being purchased and/or originated for the Company's loan portfolio in 2000.  The yield on loans increased to 7.70% in the second quarter of 2001 as compared to 7.64% for the same period in 2000.  This was generally due to the rising rate environment which existed for most of 2000, which impacted new loan originations and adjustable rate loans.  This increase was also reflective of increases in commercial loans which generally earn higher rates than residential loans.  Commercial loans were $90,329,000 at June 30, 2001 as compared to $73,240,000 at June 30, 2000, an increase of 23.3%.

INTEREST EXPENSE.  Interest expense for the quarter ended June 30, 2001 increased $124,000 or 1.8% compared to the same period in 2000, generally due to increases in the average balances of deposits and increases in the rates paid on time deposits, offset in part by decrease in the rates paid on borrowed funds and core deposits.  The average balance of core and time deposits rose to $272,496,000 and $197,170,000, respectively, for the second quarter of 2001 as compared to $238,356,000 and $170,989,000, respectively, for the corresponding period in 2000, for increases of 14.3% and 15.3%, respectively. The increases noted for the three month period ended June 30, 2001, generally relate to the attractiveness of the Company's retail products and services to the marketplace it serves as well as reflecting some of the fallout from "in market" bank merger activity in mid-2000 which has displaced many customers who have sought an alternative to their previous banking relationship. The Company will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings. The average balances of borrowed funds decreased overall during the second quarter of 2001 as compared to 2000, to $228,626,000 from $250,420,000, a decrease of 8.7%. The decrease in borrowings was achieved due to the Company's success in attracting deposits over the past year.

The blended weighted average rate paid on deposits and borrowed funds was 4.05% for the three months ended June 30, 2001 as compared to 4.21% for the same period in 2000. The overall weighted average rates paid on borrowed funds decreased to approximately 5.73% for the quarter ended June 30, 2001 from 6.14% in 2000.  This decrease is reflective of actions taken by the Federal Reserve Bank in 2001.  From January 2001 to June 2001, the Federal Reserve lowered the inter-bank borrowing rate 225 basis points. The weighted average rates paid on deposits was 3.23% for the quarter ended June 30, 2001 as compared to 3.03% for the same period in 2000.  The overall cost of deposits has increased in the second quarter of 2001 generally due to the intense competition on the pricing of time deposits which has existed since the third quarter of 2000.  It is anticipated, given the current rate environment, that the rates paid on time deposits and borrowed funds could decline from current levels in future quarters or as they are refinanced as they reach maturity.  The Company will continue to evaluate the use of borrowing as an alternative funding source for asset growth in future periods. See "Asset/Liability Management" for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds.

NON-INTEREST INCOME.  Total non-interest income increased $738,000 or 34.0% in the second quarter of 2001 in comparison to the same period in 2000.  Customer service fees, which were $1,959,000 for the quarter ended June 30, 2001 as compared to $1,611,000 for 2000, for an increase of $348,000 or 21.6%, rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios and continued success in cross-selling customers other products and services, debit card activity, and sales of mutual funds and annuities. Loan servicing fees and gains on sales of mortgage loans were $66,000 and $904,000, respectively, for the second quarter of 2001 as compared to $76,000 and $299,000, respectively, for the same period in 2000.  Gains on sales of loans increased $605,000 or 202.3% in the second quarter of 2001 as compared to the same period in 2000.  This generally is reflective of the improved market for loan originations and related higher volume of loans being originated and sold in the second quarter of 2001 as compared to the same period in 2000.  The favorable market was due to lower available residential mortgage rates in the late first quarter of 2001 and through most of the second quarter.  While mortgage rates remain lower than they were for most of 2000, it is anticipated that volumes of loans originated for sale should be lower, given current market conditions, resulting in lower loan gains in future quarters.  As the Company has been selling loans generally on a servicing released basis since 1996, the portfolio of loans serviced for others has declined which has caused the continued drop in loan servicing income of $10,000 or 13.2%.

Realized losses on securities, net, were $135,000 for the second quarter of 2001 as compared to gains of $58,000 for 2000 for a decrease of $193,000.  The results from the second quarter 2001 include $106,000 of gains generated generally from the sale of higher coupon mortgage-backed investments and discounted callable agency securities which were at a higher risk of being prepaid or called within the year.  These gains were offset by realized losses on the sales of equity securities, primarily in the technology and telecommunication sectors.  These securities were sold as part of management’s strategy to re-position the Company’s equity portfolio in light of current market conditions and as part of an overall tax strategy.

NON-INTEREST EXPENSES.  Non-interest expenses for the quarter ended June 30, 2001 increased $848,000 or 15.9% compared to the same period in 2000. Salaries and employee benefits increased 25.3% or $655,000.  This increase was attributable to several factors, including increases in incentive compensation and benefit accruals (approximately $151,000) relating to commissions on insurance sales (the Company received regulatory approval to sell annuities in May 2000); increased salaries, commissions, payroll taxes and benefits associated with increased residential mortgage volumes; increased costs associated with the opening of the Canton branch in November 2000); increases in retirement and insurance benefits ($86,000); and other general increases in salaries and customer service related staff levels.  These increases correspond with the Company's strategic focus of attracting core deposits and new customer relationships.  Occupancy expenses increased $58,000 or 7.5%.  The increase was in part due to higher costs associated with the Canton and Hanover branches (approximately $54,000) and higher costs associated with facilities maintenance and utilities in the second quarter of 2001 as compared to the same period in 2000.  Other non-interest expenses, including trust preferred expenses, also increased $135,000 or 6.8% for the quarter ended June 30, 2001 in comparison to the same period in 2000.  Other operating expenses increased generally as the result of costs associated with the third-party service bureau contract for computer mainframe systems and services (approximately $183,000), and other costs associated with customer volumes and general cost increases, offset in part by lower expenses associated with the systems conversion which occurred in the second quarter of 2000 (approximately $170,000) for which there was no corresponding expense in 2001.

PROVISION FOR POSSIBLE LOAN LOSSES.  The provision for possible loan losses for the quarter ended June 30, 2001 was $330,000 as compared to $60,000 for the corresponding period in 2000.  The levels of provision in both periods are generally attributable to the continued strength of asset quality factors that management uses to measure and evaluate the adequacy of loan loss reserve levels, which include delinquency rates, charge offs, problem or "watched" assets and anticipated losses.  The increase in the provision for possible loan losses for the quarter ended June 30, 2001 was primarily influenced by specific exposure on a commercial credit.  Management believes that the current status of overall asset quality and delinquency (.30% at June 30, 2001 as compared to .22% at December 31, 2000 and .21% at June 30, 2000) to be strong.  The resulting level of loan loss reserves were approximately 1.04% of period end loans at June 30, 2001 as compared to 1.02% and .98% at December 31, and June 30, 2000, respectively.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate for the quarter ended June 30, 2001 was 35.7% compared to 35.8% for the quarter ended June 30, 2000. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

GENERAL.  Net income for the six-months ended June 30, 2001 was $2,576,000 or $.80 per diluted share compared to net income of $2,275,000 or $.71 per diluted share in the corresponding period of 2000, a net increase of $301,000 or 13.2% on a net income basis or an increase of $.09 or 12.7% on a per diluted share basis.  The overall increase in net income was mainly attributable to increases in net interest income, customer service fees and increases in gains on sales of mortgage loans partially offset by increases in provisions for possible loan losses and non-interest expenses and decreases in gains on securities.

INTEREST AND DIVIDEND INCOME.  Interest and dividend income increased $1,775,000 or 7.5% during the six-month period ended June 30, 2001, as compared to the same period in 2000.  The increase was attributable to increase in earning assets and increases in the yield earned on those assets.  The balance of average earning assets for the six month period ended June 30, 2001 was approximately $693,577,000 as compared to $658,846,000 for the same period in 2000, an overall increase of $34,731,000 or 5.3%.  Overall yields increased to 7.29% for the six months ended June 30, 2001 as compared to 7.14% for the corresponding period in 2000.

The increase in earning assets was primarily driven by the combined increases in the combined average balances of mortgage-backed investments and bond investments which were $226,219,000 and $71,563,000, respectively for the six months ended June 30, 2001 as compared to $176,753,000 and $75,094,000, respectively, for the corresponding period in 2000.  These balances, when combined, increased $45,935,000 or 18.2%.  The yields on mortgage-backed investments and investment securities were 6.74% and 7.46% for the six months ended June 30, 2001 as compared to 6.59% and 6.77% for the same period in 2000.  The yield on investment securities for the six months ended June 30, 2001 was influenced by two agency issued bonds which had been purchased at a discount and were called during the first six months of 2001.  This resulted in $221,000 of discounts being taken into income in the period which influenced the yield by 62 basis points in 2001.  Adjusted for these discounts, the yield on bond investments would have been 6.84% for the six months ended June 30, 2001.  The yields on both mortgage-backed investments and investment securities have been favorably influenced by the rate environment which has existed throughout most of 2000 and into the first three months of 2001.  During this period, the yield on securities purchased were generally higher than in the previous two years primarily due to the rising interest rate environment which existed for most of 2000.  From June 1999 through July 2000, the Federal Reserve Bank raised the inter-bank borrowing rate by 175 basis points.  While the investments purchased by the Company are generally not tied to this rate, many other rates and indices which do impact the yield on assets purchased also increased, generally due to a lesser degree in that timeframe.  From January 2001 through June 2001, the Federal Reserve Bank lowered the inter-bank borrowing rate 225 basis points which in turn, but to a lesser degree, has begun to influence yields on assets purchased in the second quarter of 2001, particularly in relation to the yields available for comparable securities a year ago.

The average balance of loans decreased to $372,464,000 for the six months ended June 30, 2001 from $385,022,000 for the same period in 2000, for a decrease of $12,558,000 or 3.3%.  The balances declined as a result of fewer residential loans being purchased and/or originated for the Company’s loan portfolio in 2000 and through the first quarter of 2001.  The yield on loans increased to 7.74% for the six-months ended June 30, 2001 compared to 7.61% for the corresponding period in 2000.  This was generally due to the rising rate environment which existed for most of 2000, which impacted new loan originations and adjustable rate loans.  This increase was also reflective of increases in commercial loans which generally earn higher rates than residential loans.  Commercial loans were $90,329,000 at June 30, 2001 as compared to $73,240,000 at June 30, 2000, an increase of 23.3%.

INTEREST EXPENSE.  Interest expense for the six months ended June 30, 2001 increased $703,000 or 5.2% compared to the same period in 2000, generally due to increases in the average balances of deposits and funds as well as the rates paid on time deposits, offset in part by decreases in borrowed funds and the rates paid on borrowed funds.  The average balance of core and time deposits rose to $264,665,000 and $196,995,000, respectively, for the second quarter of 2001 as compared to $230,537,000 and $171,468,000, respectively, for the corresponding period in 2000, for increases of 14.8% and 14.9%, respectively.  The increases noted for the six months ended June 30, 2001 as compared to the same period in 2000 relate to the attractiveness of the Company’s retail products and services in the marketplace it serves as well as reflecting some of the fallout from “in market” bank merger activity in mid-2000 which displaced many customers who have sought an alternative to their prior banking relationship.  The Company will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings.  The average balances of borrowed funds decreased overall during the six month period ending June 30, 2001 as compared to 2000, to $222,437,000 from $247,782,000 a decrease of 10.2%.  The decrease in borrowings was achieved due to the Company’s success in attracting deposits over the past year.

The blended average rate paid on deposits and borrowed funds was 4.17% in the six month period ended June 2001 as compared to 4.18% for the same period in 2000.  The overall weighted average rates paid on borrowed funds declined to 5.98% for the six months ended June 30, 2001 from 6.03% for the corresponding period in 2000.  This decrease is reflective of actions taken by the Federal Reserve Bank in 2001.  From January 2001 through June 2001, the Federal Reserve Bank lowered the inter-bank borrowing rates 225 basis points.  The weighted average rates paid on deposits was 3.30% for the six months ended June 30, 2001 as compared to 3.03% for the same period in 2000.  The overall cost of deposits has increased in the first six months of 2001 as compared to the corresponding period in 2000, despite the declining rate environment which has existed thus far in 2001 generally due to intense competition on the pricing of time deposits which has existed since the third quarter of 2000.  It is anticipated, given the current interest rate environment, that the rates paid on time deposits and borrowed funds could decline from current levels in future periods as they reach maturity.  The Company will continue to evaluate the use of borrowings as an alternative funding source for asset growth in future periods.  See “Asset/Liability Management” for further discussion of the competitive market for deposits and overall strategies for the uses of borrowed funds.

NON-INTEREST INCOME.  Total non-interest income increased $1,387,000 or 34.9% in the first six months of 2001 in comparison to the same period in 2000.  Customer services fees, which were $3,672,000 for the six months ended June 30, 2001 as compared to $2,736,000 for 2000, for an increase of $936,000 or 34.2%, rose primarily due to  growth in deposit accounts, primarily NOW and checking account portfolios and continued success in cross-selling customers other products and services, debit card activity and sales of mutual funds and annuities (the Company received regulatory approval to sell insurance annuities in May 2000).  The sales of mutual funds and insurance annuities accounted for $429,000 of the aforementioned increase in customer service fees. Loan servicing fees and gains on sales of mortgage loans were $144,000 and $1,364,000, respectively, for the first six months of 2001 compared to $159,000 and $542,000, respectively, for the same period in 2000.  This generally is reflective of the improved market for residential loan originations in 2001 as compared to 2000 and related higher volume of loans being originated and sold in the first six months of 2001 as compared to the same period in 2000.  This favorable market was due to lower available mortgage rates in the late first quarter of 2001 and through most of the second quarter.  While mortgage rates remain lower than they were for most of 2000, it is anticipated that volumes of loans originated for sale should be lower, given current market conditions, resulting in lower loan gains in future quarters.  As the Company has been selling loans generally on a servicing release basis since 1996, the portfolio of loans serviced for others has declined which has caused the continued drop in loan servicing income of $15,000 or 9.4%.

Losses on securities, net, were $63,000 in the first six months of 2001 as compared to gains of $303,000 for the same period in 2000, for a decrease of $366,000.  These results for the first six months of 2001, included $598,000 of gains generated by the sales of higher coupon mortgage-backed investments and discounted callable agency securities which were deemed to be at a higher risk of being prepaid or called within the next year.  These gains were offset by net realized losses on the Company’s sales of various equity securities, particularly in the technology and telecommunication sectors as part of management’s strategy to re-position the equity portfolio holdings given current market conditions and as part of overall tax planning.  Additionally, management realized a loss on a corporate bond.  This loss was recorded to reflect management’s change in its intent with regard to investment which has a current market value below the amortized cost.

NON-INTEREST EXPENSE.  Non-interest expenses for the six-months ended June 30, 2001 increased $1,728,000 or 16.7% compared to the same period in 2000.  Salaries and employee benefits increased $1,200,000 or 23.5%.  This increase was attributable to several factors, including increases to incentive and benefit expenses associated with greater sales volumes and revenues associated with commissions on brokerage and annuity sales (approximately $209,000); increases in salaries, commissions and benefits associated with the increase in mortgage loan sales volumes and related gains on sales (approximately $175,000); increases in insurance and retirement benefits (approximately $206,000); the opening of the Canton branch in November 2000 (approximately $118,000) and other general increases in salaries and customer service related staff levels.  These increases correspond with the Company’s strategic focus of attracting core deposits and new customer service relationships.  Occupancy expenses were at the same level for the six months ended June 30, 2001 as compared to the same period in 2000.  The amounts for 2001 included increases associated with the new Hanover and Canton branches (approximately $90,000) and higher snow removal and utilities costs (approximately $42,000).  These increases were offset by a reduction in computer mainframe related expenses which were incurred in 2000 but not in the six month period ended June 30, 2001 as the Company converted its computer systems to a third party service bureau in June 2000.  The increases associated with payments to the third party service bureau were approximately $435,000 and are included in other non-interest expenses.  Other non-interest expenses, including trust preferred expenses, also increased $513,000 or 14.5% in the first six months of 2001 as compared to the same period in 2000.  This increase, which includes the aforementioned service bureau expense increase, also increased due to other costs associated with customer service volumes.  The effect of these increases was offset in part by the reduction in conversion related expenses (approximately $170,000) which were incurred in the six-months ended June 30, 2000 for which there was no corresponding expense for the same period in 2001.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses for the six months ended June 30, 2001 was $330,000 as compared to $60,000 for the same period in 2000.  The levels of provision in both periods is attributable to continued strength of asset quality factors, such as delinquency, charge-offs, non-performing and “watched” assets that management uses to measure and evaluate the adequacy of loan loss reserve levels.  The provision for possible loan losses for the six month ended June 30, 2001 was primarily influenced by exposure on a specific commercial loan.  Management believes that the current status of overall asset quality and delinquency (.30% at June 30, 2001 as compared with .22% at December 31, 2000 and .21% at June 30, 2000) to be strong.  The resulting level of loan loss reserves were approximately 1.04% of period end loans at June 30,2001 as compared to 1.02% and .98% at December 31, and June 30, 2000, respectively.

PROVISION FOR INCOME TAXES.  The Company’s effective income tax rate for the six months ended June 30, 2001 was 35.5% compared to 35.6% for the six months ended June 30, 2000.  The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates.

ASSET/LIABILITY MANAGEMENT.  The objective of asset/liability management is to ensure that liquidity, capital and market risk are prudently managed. Asset/liability management is governed by policies reviewed and approved annually by the Company's Board of Directors (Board). The Board delegates responsibility for asset/liability management to the corporate Asset/Liability Management Committee (ALCO). ALCO sets strategic directives that guide the day-to-day asset/liability management activities of the Company. ALCO also reviews and approves all major funding, capital and market risk-management programs. ALCO is comprised of members of management and executive management of the Company and the Bank.

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

Rate Change	Estimated Exposure as a
(Basis Points)	% of Net Interest Income

+200	6.2%
-200	0.6%

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

Management desires to expand its interest earning asset base in future periods primarily through growth in the Company's loan portfolio.  Loans comprised approximately 53.7% of the average interest earning assets for the first six months of 2001. In the future, the Company intends to continue to be competitive in the residential mortgage market but plans to place greater emphasis on home equity and commercial loans. The Company also expects to become more active in pursuing wholesale opportunities to purchase loans. During the first half of 2001 and 2000, the Company acquired approximately $41,000,000 and $0, respectively, of residential first mortgages which are serviced by others.

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

Management has been aggressively promoting the Company's core deposit products since the second quarter of 1995, particularly checking and NOW accounts.  The success of this program has favorably impacted the overall deposit growth to date, despite interest rate and general market pressures, and has helped the Company to increase its customer base.  However, given the strong performance of mutual funds and the equity markets in general, the Company and many of its peers have begun to see lower levels of growth in time deposits as compared to prior years as customers reflect their desire to increase their returns on investment. This pressure has been exacerbated currently by the historically low long-term economic interest rates. Management believes that the markets for future time deposit growth, particularly with terms of 1 to 2 years, will remain highly competitive. Management will continue to evaluate future funding strategies and alternatives accordingly as well as to continue to focus its efforts on attracting core, retail deposit relationships.

The Company is also a voluntary member of the Federal Home Loan Bank ("FHLB") of Boston. This borrowing capacity assists the Company in managing its asset/liability growth because, at times, the Company considers it more advantageous to borrow money from the FHLB of Boston than to raise money through non-core deposits (i.e., certificates of deposit).  Borrowed funds totaled $252,629,000 at June 30, 2001 compared to $222,132,000 at December 31, 2000.  These borrowings are primarily comprised of FHLB of Boston advances and have primarily funded residential loan originations and purchases as well as mortgage-backed investments and investment securities.

Additionally, the Company obtained funding in June 1998 through the issuance of trust preferred securities which carry a higher interest rate than similar FHLB borrowings but at the same time are included as capital, without diluting earnings per share and are tax deductible.  See “Liquidity and Capital Resources” for further discussion.

The following table sets forth maturity and repricing information relating to interest sensitive assets and liabilities at June 30, 2001. The balance of such accounts has been allocated among the various periods based upon the terms and repricing intervals of the particular assets and liabilities. For example, fixed rate residential mortgage loans and mortgage-backed securities, regardless of "available for sale" classification, are shown in the table in the time periods corresponding to projected principal amortization computed based on their respective weighted average maturities and weighted average rates using prepayment data available from the secondary mortgage market.

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

At June 30, 2001

Repricing/Maturity

	(1)	(2)	(3)	(4)	(5)	(6)
	0-6 MOS	6-12 MOS	1-2 YRS.	2-3 YRS.	3-5 YRS.	Over 5 YRS.	Total

(Dollars in thousands)

Assets subject to interest rate adjustment:
Short-term investments	$239	$-	$-	$-	$-	$-	$239
Bonds and obligations	34,515	4,968	16,183	-	1,000	3,109	59,775
Mortgage-backed investments	43,461	19,739	32,967	28,777	47,980	99,420	272,344
Mortgage loans subject to rate review	46,549	11,254	25,777	30,944	29,147	885	144,556
Fixed-rate mortgage loans	61,507	15,227	30,135	22,423	42,657	61,302	233,251
Commercial and other loans	12,960	4,401	1,728	1,343	2,127	503	23,062

Total	$199,231	$55,589	$106,790	$83,487	$122,911	$165,219	$733,227

Liabilities subject to interest rate adjustment:
Money market deposit accounts	$17,956	$-	$-	$-	$-	$-	$17,956
Savings deposits – term certificates	71,663	87,042	14,664	5,782	13,435	2,247	194,833
Other savings accounts	197,765	-	-	-	-	-	197,765
Borrowed funds	64,129	69,000	40,000	45,000	5,000	29,500	252,629

Total	$351,513	$156,042	$54,664	$50,782	$18,435	$31,747	$663,183

Guaranteed preferred beneficial interest in junior subordinated debentures	$-	$-	$-	$-	$-	$12,124	$12,124

Excess (deficiency) of rate- sensitive liabilities	(152,282)	(100,453)	52,126	32,705	104,476	121,348	57,920

Cumulative excess (deficiency) of rate-sensitive assets over rate sensitive liabilities(1)	$(152,282)	$(252,735)	$(200,609)	$(167,904)	$(63,428)	$57,920

Rate-sensitive assets as a percent of rate-sensitive liabilities (cumulative)(1)	56.7%	50.2%	64.3%	72.6%	90.0%	108.6%

             (1) Cumulative as to the amounts previously repriced or matured. Assets held for sale are reflected in the period in which sales are expected to take place. Securities classified as available for sale are shown at repricing/maturity intervals as if they are to be held to maturity as there is no definitive plan of disposition. They are also shown at amortized cost.

Liquidity and Capital Resources

Payments and prepayments on the Company's loan and mortgage-backed investment portfolios, sales of fixed rate residential loans, increases in deposits, borrowed funds and maturities of various investments comprise the Company's primary sources of liquidity. The Company is also a voluntary member of the FHLB of Boston and, as such, is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to outside sources. Qualified collateral generally consists of residential first mortgage loans, securities issued, insured or guaranteed by the U.S. Government or its agencies, and funds on deposit at the FHLB of Boston. Short-term advances may be used for any sound business purpose, while long-term advances may be used only for the purpose of providing funds to finance housing. At June 30, 2001, the Company had approximately $219,000,000 in unused borrowing capacity that is contingent upon the purchase of additional FHLB of Boston stock. Use of this borrowing capacity is also impacted by capital adequacy considerations.

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

Non-performing assets were $986,000 at June 30, 2001, compared to $556,000 at December 31, 2000, an increase of $430,000 or 77.3%.  The Company's percentage of delinquent loans to total loans was .30% at June 30, 2001, as compared to .22 at December 31, 2000.

The Company regularly monitors its asset quality to determine the level of its loan loss reserves through periodic credit reviews by members of the Company's Management Credit Committee.  The Management Credit Committee, which reports to the Loan Committee of the Company's Board of Directors, also works on the collection of non-accrual loans and disposition of real estate acquired by foreclosure.  The Company establishes provisions for loan losses in order to maintain the allowance for loan losses at a level that management estimates is appropriate to absorb future charge-offs of loans deemed uncollectible.  In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of real estate collateral, current and anticipated economic conditions, volume and type of lending and the levels of non-performing and other classified loans.  The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates.

At June 30, 2001, the Company had outstanding commitments to originate, sell and purchase residential mortgage loans in the secondary market amounting to $31,500,000, $7,229,000 and $18,123,000, respectively.  The commitment to purchase residential mortgage loans as of June 30, 2001 are accrued for on the Company’s Consolidated Balance Sheet and included under the caption “Other Liabilities.”  The Company also has outstanding commitments to grant advances under existing home equity lines of credit amounting to $16,273,000.  Unadvanced commitments under outstanding commercial and construction loans totaled $24,830,000 as of June 30, 2001. The Company believes it has adequate sources of liquidity to fund these commitments.

The Company's total stockholders' equity was $35,986,000 or 4.5% of total assets at June 30, 2001, compared with $34,305,000 or 4.7% of total assets at December 31, 2000.  The increase in total stockholders' equity of approximately $1,681,000 or 4.9% primarily resulted from income in the first six months of 2001, offset in part by increases in the unrealized loss on the market value of available for sale securities, net of taxes and dividends paid or payable, by the Company.

The Company issued $12,650,000 or 8.25% Trust Preferred Securities in June 1998.  Under current regulatory guidelines, trust preferred securities are allowed to represent up to approximately 25% of the Company's Tier 1 capital with any excess amounts available as Tier 2 capital.  As of June 30, 2001, all of these securities were included in Tier 1 capital.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital.  A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a "well-capitalized" classification. At June 30, 2001, the Company's Tier 1 leverage capital ratio was approximately 5.87%.  In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% (6.00% for "well-capitalized") and a minimum ratio of total capital to risk-weighted assets of 8.00% (10.00% for "well-capitalized"). At June 30, 2001, the Company's Tier 1 and total risk-based capital ratios were approximately 11.67% and 12.70%, respectively. The Company is categorized as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.). The Bank is also categorized as "well-capitalized" as of June 30, 2001.

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
             (b) Not applicable.
             (c) Not applicable.
             (d) Not applicable.

Item 3.               Defaults Upon Senior Securities.

None.

Item 4.               Submission of Matters to a Vote of Security Holders.

(c) The following is a brief description of the matters voted upon at the Annual Meeting, including the tabulation of votes.

1.          Election of three directors, each for a three-year term.

	Votes For	Votes Withheld

Bruce G. Atwood	2,611,519	88,043
Ralph B. Carver, Jr.	2,611,417	88,145
Joel S. Geller	2,615,519	84,043
Laura J. Sen	2,615,322	84,240

Item 5.               Other Information.

None.

Item 6.               Exhibits and Reports on Form 8-K.

2.1	Plan of Reorganization and Acquisition dated as of October 15, 1996 between the Company and Abington Savings Bank incorporated by reference to the Company's Registration Statement on Form 8-A, effective January 13, 1997.

3.1	Articles of Organization of the Company incorporated by reference to the Company's Registration Statement on Form 8-A, effective January 13, 1997.

3.2	3.2 By-Laws of the Company, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 2000, filed on May 12, 2000.

3.3	Specimen stock certificate for the Company's Common Stock incorporated by reference to the Company's Registration Statement on Form 8-A, effective January 31, 1997.

4.2	Form of Indenture between Abington Bancorp, Inc. and State Street Bank and Trust Company incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-2 of the Company and Abington Bancorp Capital Trust, filed on May 12, 1998.

4.3	Form of Junior Subordinated Debenture incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-2 of the Company and Abington Bancorp Capital Trust, filed on May 12, 1998.

4.4	Form of Amended and Restated Trust Agreement by and among the Company, State Street Bank and Trust Company, Wilmington Trust Company and the Administrative Trustees of the Trust incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-2 of the Company and Abington Bancorp Capital Trust, filed on May 12, 1998.

4.4	Form of Preferred Securities Guarantee Agreement by and between the Company and State Street Bank and Trust Company incorporated by reference to Exhibit 4.6 of the Registration Statement on Form S-2 of the Company and Abington Bancorp Capital Trust, filed on May 12, 1998.

*10.1	(a) Amended and Restated Special Termination Agreement dated as of January 1997 among the Company, the Bank and James P. McDonough incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 31, 1997. *(b) Amendment to Amended and Restated Special Termination Agreement, dated as of July 1, 1997 among the Company, the Bank and James P. McDonough, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

*10.2	Special Termination Agreement dated as of November 2, 1998 among the Company, the Bank and Kevin M. Tierney, incorporated by reference to the Company's quarterly report on Form 10-Q for the third quarter of 1998, filed on November 12, 1998.

*10.3	Special Termination Agreement dated as of September 13, 2000 among the Company, the Bank and Cynthia A. Mulligan, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 2001, filed on November 15, 2000.

*10.4	(a) Amended and Restated Special Termination Agreement dated as of January 31, 1997 among the Company, the Bank and Mario A. Berlinghieri incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

(b) Amendment to Amended and Restated Special Termination Agreement, dated as of July 1, 1997 among the Company, the Bank and Mario A. Berlinghieri, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

(c) Amendment No. 2 to Amended and Restated Special Termination Agreement, dated as of April 16, 1998, by and among the Company, the Bank and Mario A. Berlinghieri, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1998, filed on May 8, 1998.

*10.5	Abington Bancorp, Inc. Incentive and Nonqualified Stock Option Plan, as amended and restated to reflect holding company formation incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

*10.6	Senior Management Incentive Plan, incorporated by reference to the Company's Annual Report for the year ended December 31, 2000 on Form 10-K filed on March 28, 2000.

*10.7	Revised Long Term Performance Incentive Plan dated July, 2001 filed herewith.

10.8	(a) Lease for office space located at 538 Bedford Street, Abington, Massachusetts ("lease"), used for the Bank's principal and administrative offices dated January 1, 1996 incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997. Northeast Terminal Associates, Limited owns the property. Dennis E. Barry and Joseph L. Barry, Jr., who beneficially own more than 5% of the Company's Common Stock, are the principal beneficial owners of Northeast Terminal Associates, Limited.

(b) Amendment to Lease dated December 31, 1997, incorporated by reference to the Company's Annual Report for the year ended December 31, 1997 on Form 10-K filed on March 25, 1998.

(c) Amendment to lease dated June 30, 2000, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 2001, filed herein.

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

(b) Amendment No. 1 to Special Termination Agreement, dated April 16, 1998, by and among the Company, the Bank and Robert M. Lallo, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1998, filed on May 8, 1998.

*10.12	Merger Severance Benefit Program dated as of August 28, 1997, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the third quarter of 1997, filed on November 15, 1997.

*10.13	Supplemental Executive Retirement Agreement between the Bank and James P. McDonough dated as of March 26, 1998, incorporated by reference to the Company's quarterly report on Form 10-Q for the first quarter of 1998, filed on May 8, 1998.

*10.14	Deferred Stock Compensation Plan for Directors, effective July 1, 1998 incorporated by reference to Appendix A to the Company's proxy statement (schedule 14A) for its 1998 Annual Meeting, filed with the Commission on April 13, 1998.

*10.15	Special Termination Agreement dated as of February 7, 2000 among the Company, the Bank and Jack B. Meehl, incorporated by reference to the Company's Annual Report for the year ended December 31, 2000 on Form 10-K filed on March 28, 2000.

*10.16	Abington Bancorp, Inc. 2000 Incentive and Nonqualified Stock Option Plan, incorporated by reference herein to Appendix A to the Company's proxy statement relating to its annual meeting held on May 16, 2000, filed with the Commission on April 13, 2000.

*10.17	Abington Bancorp, Inc. Board of Directors Transition and Retirement Plan, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 2000, filed on August 11, 2000.

*10.18	Defined Contribution Supplemental Executive Retirement Agreement between the Bank and Kevin M. Tierney, Sr. dated July 26, 2001, filed herewith.

*10.19	Defined Contribution Supplemental Executive Retirement Agreement between the Bank and Robert M. Lallo dated July 26, 2001, filed herewith.

11.1	A statement regarding the computation of earnings per share is included in Note D to Unaudited Consolidated Financial Statements included in this Report.

b) Reports on Form 8-K.
The Company filed no reports on Form 8-K during the second quarter of 2001.

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABINGTON BANCORP, INC.
(Company)

Date: August 8, 2001	By /S/James P. McDonough

James P. McDonough
President and Chief Executive Officer

Date: August 8, 2001	By /S/Robert M. Lallo

Robert M. Lallo
Treasurer
(Principal Financial Officer)