Form 10-Q
period 2001-09-30
ABINGTON BANCORP INC
filed 2001-11-13
CIK 812146

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10–Q

QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES

EXCHANGE ACT OF 1934

for Quarter Ended September 30, 2001

Commission File Number 0–16018

ABINGTON BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Massachusetts	04–3334127
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Identification No.)

536 Washington Street, Abington, Massachusetts	02351
(Address of principal executive offices)	(Zip Code)

(781) 982–3200
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒    No     ☐

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 3,110,852 shares as of November 6, 2001.

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

ABINGTON BANCORP, INC.

FORM 10-Q

ABINGTON BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2001	2000
	(Dollars in thousands)
ASSETS

Cash and due from banks	$29,812	$27,374
Short-term investments	13,646	235

Total cash and cash equivalents	43,458	27,609

Loans held for sale	9,331	3,617
Securities available for sale - at fair value	287,825	290,211
Loans	419,746	374,377
Less:
Allowance for possible loan losses	(4,653)	(3,856)
Loans, net	415,093	370,521

Federal Home Loan Bank stock, at cost	12,910	12,910
Banking premises and equipment, net	9,577	9,481
Other real estate owned, net	355	-
Intangible assets	2,371	2,710
Bank-owned life insurance – contract value	3,637	3,511
Other assets	7,073	7,679
	$791,630	$728,249

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$486,906	$454,747
Short-term borrowings	8,260	49,565
Long-term debt	209,500	172,567
Accrued taxes and expenses	6,271	3,582
Other liabilities	26,769	1,397
Total liabilities	737,706	681,858
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	12,143	12,086

Commitments and contingencies

Stockholders' equity:
Serial preferred stock, $.10 par value, 3,000,000 shares authorized; none issued.	-	-
Common stock, $.10 par value, 12,000,000 shares authorized; 4,917,452 and 4,874,952 shares issued in 2001 and 2000, respectively	492	488
Additional paid-in capital	23,017	22,915
Retained earnings	32,452	29,570
	55,961	52,973
Treasury stock – 1,806,600 shares in 2001 and 2000, at cost	(17,584)	(17,584)
Compensation plans	116	111
Other accumulated comprehensive income -
Net unrealized gain (loss) on available for sale securities, net of taxes	3,288	(1,195)
Total stockholders' equity	41,781	34,305
	$791,630	$728,249

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
	(In thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$7,488	$7,332	$21,895	$21,998
Interest on mortgage-backed investments	4,298	3,227	11,927	9,050
Interest on bonds and obligations	858	1,489	3,528	4,032
Dividend income	221	272	777	740
Interest on short-term investments	19	16	49	43
Total interest and dividend income	12,884	12,336	38,176	35,853

Interest expense:
Interest on deposits	3,588	3,307	11,207	9,407
Interest on short-term borrowings	266	1,459	1,158	5,550
Interest on long-term debt	3,031	2,623	8,792	6,001
Total interest expense	6,885	7,389	21,157	20,958

Net interest income	5,999	4,947	17,019	14,895
Provision for possible loan losses	510	-	840	60

Net interest income, after provision for possible loan losses	5,489	4,947	16,179	14,835

Non-interest income:
Loan servicing fees	59	80	203	239
Customer service fees	1,963	1,739	5,635	4,475
Gain (loss) on securities, net	16	99	(47)	402
Gain on sales of mortgage loans, net	642	336	2,006	878
Gain on sales and write-down of other real estate owned, net	-	-	-	-
Other	72	127	312	357
Total non-interest income	2,752	2,381	8,109	6,351

Non-interest expense:
Salaries and employee benefits	3,082	2,926	9,389	8,033
Occupancy and equipment expenses	826	718	2,515	2,392
Trust preferred securities expense	280	280	840	840
Other non-interest expenses	2,059	1,592	5,559	4,579
Total non-interest expense	6,247	5,516	18,303	15,844

Income before provision for income taxes	1,994	1,812	5,985	5,342
Provision for income taxes	755	632	2,170	1,887
Net income	$1,239	$1,180	$3,815	$3,455

Earnings per share
Basic -
Net income per share	$.40	$.39	$1.23	$1.13
Weighted average common shares	3,111,000	3,055,000	3,099,000	3,068,000

Diluted -
Net income per share	$.38	$.37	$1.18	$1.08
Weighted average common shares and share equivalents	3,262,000	3,167,000	3,235,000	3,191,000

Dividends per share	$.10	$.09	$.30	$.27

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

					Net
					Unrealized
					Gain
					(Loss) on
		Additional			Available
	Common	Paid-in	Retained	Treasury	for Sale	Compensa-
	Stock	Capital	Earnings	Stock	Securities	tion Plans

Total

	(In thousands, except per share data)
Balance at December 31, 2000	$488	$22,915	$29,570	$(17,584)	$(1,195)	$111	$34,305
Net income	-	-	3,815	-	-	-	3,815
Issuance of stock	4	102	-	-	-	-	106
Change in obligation related to directors’ deferred stock plan	-	-	-	-	-	5	5
Increase in unrealized gain on available for sale securities, net of taxes	-	-	-	-	4,483	-	4,483
Repurchase of common stock	-	-	-	-	-	-	-
Dividends declared ($.30 per share)	-	-	(933)	-	-	-	(933)
Balance at September 30, 2001	$492	$23,017	$32,452	$(17,584)	$3,288	$116	$41,781
Balance at December 31, 1999	$483	$22,610	$26,176	$(15,885)	$(5,581)	$29	$27,832
Net income	-	-	3,455	-	-	-	3,455
Change in obligation related to directors’ deferred stock plan	-	-	-	-	-	22	22
Amortization of unearned compensation – ESOP	-	49	-	-	-	61	110
Decrease in unrealized loss on available for sale securities, net of taxes	-	-	-	-	3,587	-	3,587
Issuance of stock	4	156	-	-	-	-	160
Repurchase of common stock	-	-	-	(1,699)	-	-	(1,699)
Dividends declared ($.27 per share)	-	-	(820)	-	-	-	(820)
Balance at September 30, 2000	$487	$22,815	$28,811	$(17,584)	$(1,994)	$112	$32,647

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
(Dollars in thousands)
Net income, as reported	$1,239	$1,180	$3,815	$3,455

Change in unrealized gains/(losses) on available for sale securities, net of taxes

	4,877

		2,646

			4,452

				3,848

Less: Reclassification adjustment for available for sale securities gains/(losses) included in net income, net of taxes	10	64	(31)	261
Comprehensive income	$6,106	$3,762	$8,298	$7,042

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2001	2000
	(In thousands)
Cash flows from operating activities:
Net income	$3,815	$3,455
Adjustments to reconcile net income to net cash provided by (used) in operating activities

Provision for possible loan losses	840	60
(Gain) loss on sales and write-down of other real estate owned, net	-	-

Amortization, accretion and depreciation, net	1,254	1,388
(Gain) loss on securities, net	47	(402)
Loans originated for sale in the secondary market	(126,264)	(48,975)
Proceeds from sales of loans	122,556	46,045
Gain on sales of mortgage loans, net	(2,006)	(878)
Other, net	25,528	(2,030)
Net cash provided by (used in) operating activities	$25,770	$(1,337)

Cash flows from investing activities:
Proceeds from sales of available for sale securities	95,140	4,613

Proceeds from principal payments on and maturities of available for sale securities	82,674	16,297
Purchase of available for sale securities	(167,634)	(58,212)
Loans (originated/purchased) paid, net	(45,767)	10,194
Purchases of FHLB stock	-	-
Purchase of banking premises and equipment and improvements to other real estate owned	$(1,325)	$(1,621)
Proceeds from sales of other real estate owned	-	-
Net cash provided by (used in) investing activities	(36,912)	(28,729)
Cash flows from financing activities:
Net increase in deposits	32,159	47,377
Net increase (decrease) in borrowings with original maturities of three months or less	(31,305)	(61,972)
Proceeds from short-term borrowings with original maturities in excess of three months	-	-
Principal payments on short-term borrowings with original maturities in excess of three months	(10,000)	(5,000)
Proceeds from issuance of long-term debt	75,000	66,717
Principal payments on long term debt	(38,067)	(18,000)
Proceeds from exercise of stock options	106	152
Purchase of treasury stock	-	(1,699)
Cash paid for dividends	(902)	(778)
Net cash provided by (used in) financing activities	26,991	26,797
Net increase (decrease) in cash and cash equivalents	15,849	(3,269)
Cash and cash equivalents at beginning of period	27,609	33,722
Cash and cash equivalents at end of period	$43,458	$30,453

Supplemental cash flow information:
Interest paid on deposits	$11,206	$9,407
Interest paid on borrowed funds	9,984	11,117
Income taxes paid	2,173	1,934
Transfers of loans to other real estate owned, net	355	-

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

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

The accompanying consolidated financial statements as of September 30, 2001 and for the three and.nine month periods ended September 30, 2001 and 2000 have been prepared by the Company without audit, and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to reflect a fair statement of the results of the interim periods presented.  Certain information and footnote disclosures normally included in the annual consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the footnotes contained in the Company's consolidated financial statements as of and for the year ended December 31, 2000, which are included in the Company's Annual Report on Form 10-K.  Interim results are not necessarily indicative of results to be expected for the entire year. All significant intercompany balances and transactions have been eliminated in consolidation.

B)            DIVIDEND DECLARATION

The Board of Directors of Abington Bancorp, Inc. declared a cash dividend of $.10 per share to holders of its common stock in October, 2001. This dividend was payable on October 23, 2001 to stockholders of record as of the close of business on October 9, 2001.

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

As of November 6, 2001, the Company had repurchased 932,600 shares of its common stock under these plans at a total cost of approximately $13,882,000.

D)            Earnings per Share

The primary difference between basic and fully diluted average common shares outstanding for the periods presented relates to options issued to officers and directors which are not anti-dilutive.  The calculation of common stock equivalents for fully diluted per share computations excludes options which have an exercise price in excess of the average closing price of the Company’s stock for the period presented.  At September 30, 2001, based on the closing price of the Company’s stock of $13.45, there were approximately 188,500 options with exercise prices of $13.50 - $20.75 which would not be considered dilutive for purposes of earnings per share.

E)            Business Segments

September 30, 2001:
(Dollars in thousands)
	Community	Mortgage
	Banking	Banking	Other	Elimination	Total
Securities	$287,825	$-	$-	$-	$287,825
Net loans and loans held for sale	424,383	9,492	-	(9,451)	424,424
Total assets	792,234	11,600	51,397	(63,601)	791,630
Total deposits	489,314	-	-	(2,408)	486,906
Total borrowings	217,760	9,451	-	(9,451)	217,760
Total liabilities	739,496	9,893	175	(11,858)	737,706

Three months ended

Total interest income	$12,873	$143	$2	$(134)	$12,884
Total interest expense	6,909	110	-	(134)	6,885
Net interest income	5,964	33	2	-	5,999
Provisions for possible loan losses	510	-	-	-	510
Total non–interest income	2,109	653	-	(10)	2,752
Total non–interest expense	5,492	475	280	-	6,247
Net income (loss)	1,318	114	(186)	(7)	1,239

Nine months ended

Total interest income	$38,192	$454	$14	$(484)	$38,176
Total interest expense	21,231	410	-	(484)	21,157
Net interest income	16,961	44	14	-	17,019
Provisions for possible loan losses	840	-	-	-	840
Total non–interest income	6,102	2,017	-	(10)	8,109
Total non–interest expense	16,032	1,431	840	-	18,303
Net income (loss)	4,029	340	(547)	(7)	3,815

September 30, 2000
(Dollars in thousands)

	Community	Mortgage
	Banking	Banking	Other	Elimination	Total

Securities	$277,772	$-	$-	$-	$277,772
Net loans and loans held for sale	382,194	6,538	-	(6,466)	382,266
Total assets	740,714	7,965	47,254	(67,515)	728,418
Total deposits	438,997	-	-	(1,928)	437,069
Total borrowings	241,495	6,466	-	(6,466)	241,495
Total liabilities	685,492	6,605	-	(8,394)	683,703

Three months ended

Total interest income	$12,354	$74	$13	$(105)	$12,336
Total interest expense	7,419	75	-	(105)	7,389
Net interest income	4,935	(1)	13	-	4,947
Provisions for possible loan losses	-	-	-	-	-
Total non–interest income	2,045	367	-	(31)	2,381
Total non–interest expense	4,824	370	322	-	5,516
Net income (loss)	1,412	(10)	(202)	(20)	1,180

Nine months ended

Total interest income	$35,883	$234	$51	$(315)	$35,853
Total interest expense	21,054	219	-	(315)	20,958
Net interest income	14,829	15	51	-	14,895
Provisions for possible loan losses	60	-	-	-	60
Total non–interest income	5,473	1,068	-	(190)	6,351
Total non–interest expense	13,753	1,141	950	-	15,844
Net income (loss)	4,235	(64)	(591)	(125)	3,455

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

As part of the redesign of retirement benefits, the Bank added, effective in January 2001, a 3% automatic contribution to the 401(k) plan for all employees.  Even for employees who do not separately contribute to that plan, such contribution is being made for all eligible participants based on their W-2 compensation as well as a matching contribution of 50% of the participant’s pre-tax contribution, up to 6% in total.

The excess assets of the Plan, as estimated on October 31, 2001 were approximately $1 million.

G)            Adoption of SFAS No. 141 and 142

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires that all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting.  This has eliminated the pooling of interest method as an option for accounting for mergers and acquisitions.  SFAS No. 142 provides guidance for the accounting for goodwill.  Under the new guidance, goodwill can no longer be amortized over its estimated useful life.  Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. SFAS No. 142 does not amend nor affect the rules governing the detection of identifiable intangibles with definite lives and the rules which provide guidance on their amortization and valuation.

This pronouncement will be effective immediately for any new goodwill acquired after June 30, 2001 and will apply to goodwill acquired prior to June 30, 2001 as of January 1, 2002.  As of September 30, 2001, the Company’s intangible assets are comprised of goodwill in the amount of $1,739,000 and core deposit intangibles of $632,000.  It is anticipated that the adoption of SFAS No. 142 will result in reductions in goodwill amortization expense which will have an after-tax impact on net income of approximately $240,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's results of operations depend primarily on its net interest income after provision for possible loan losses, its revenue from other banking services and non–interest expenses.  The Company's net interest income depends upon the net interest rate spread between the yield on the Company's loan and investment portfolios and the cost of funds, consisting primarily of interest expense on deposits and Federal Home Loan Bank advances.  The interest rate spread is affected by the match between the maturities or repricing intervals of the Company's assets and liabilities, the mix and composition of interest sensitive assets and liabilities, economic factors influencing general interest rates, loan prepayment speeds, loan demand and savings flows, as well as the effect of competition for deposits and loans.  The Company's net interest income is also affected by the performance of its loan portfolio, amortization or accretion of premiums or discounts on purchased loans and mortgage-backed securities, and the level of non–earning assets.  Revenues from loan fees and other banking services depend upon the volume of new transactions and the market level of prices for competitive products and services.  Non-interest expenses depend upon the efficiency of the Company's internal operations and general market and economic conditions.

NET INTEREST INCOME

Net interest income is affected by the mix and volume of assets and liabilities, the movement and level of interest rates and interest spread, which is the difference between the average yield received on earning assets and the average rate paid on deposits and borrowings. The Company's net interest rate spread was 3.28% and 3.17% for the quarter and nine months ended September 30, 2001, respectively and 2.88% and 2.94% for both the quarter and nine months ended September 30, 2000, respectively.  The interest rate spread was positively affected in the aforementioned periods in 2001 as compared to the corresponding periods in 2000 generally due to a steeper yield curve which has resulted in costs of funding dropping at a faster rate than available yields on earnings assets.  Please see later discussion in “Management’s Discussion and Analysis” for more detailed explanations of the interest rate environment.

The level of nonaccrual (impaired) loans and other real estate owned can have an impact on net interest income but balances in these categories have generally been immaterial in 2001 and 2000.  At September 30, 2001, the Company had $589,000 in non-accrual loans, and $355,000 in other real estate owned, compared to $549,000 in non-accrual loans and no other real estate owned as of December 31, 2000 and $280,000 in non-accrual loans and no other real estate owned as of September 30, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The table below presents the components of interest income and expense for the major categories of assets and liabilities for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
Interest and dividend income:
Interest and fees on loans	$7,488	$7,332	$21,895	$21,988
Interest on mortgage-backed investments	4,298	3,227	11,927	9,050
Interest on bonds and obligations	858	1,489	3,528	4,032
Dividend income	221	272	777	740
Interest on short-term investments	19	16	49	43
Total interest and dividend income	$12,884	$12,336	$38,176	$35,853

Interest expense:
Interest on deposits	$3,588	$3,307	$11,207	$9,407
Interest on short-term borrowings	266	1,459	1,158	5,550
Interest on long-term debt	3,031	2,623	8,792	6,001
Total interest expense	6,885	7,389	21,157	20,958

Net interest income	$5,999	$4,947	$17,019	$14,895

A breakdown of the components of the Company's net interest-rate spread is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
		(In thousands)
Weighted average yield earned on:
Loans	7.74%	7.73%	7.73%	7.65%
Mortgage-backed investments	6.48	6.89	6.64	6.69
Bonds and obligations	6.80	7.01	7.30	6.91
Marketable and other equity securities	4.60	4.95	4.85	4.65

Weighted average yield earned on interest-earning assets	7.13	7.31	7.23	7.20

Weighted average rate paid on:
NOW and non-interest NOW deposits	.29	.42	.35	.43
Savings deposits	2.22	2.27	2.20	2.25
Time deposits	5.61	5.67	5.84	5.38
Total deposits	3.02	3.15	3.20	3.07
Short-term borrowings	3.58	6.70	4.67	6.10
Long-term debt	5.77	6.56	6.00	6.34

Weighted average rate paid on deposits and borrowings	3.85	4.43	4.06	4.26

Net interest-rate spread	3.28%	2.88%	3.17%	2.94%

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

	Three Months Ended September 30
	2001 vs. 2000
	Increase (decrease)
	Due to
	Volume	Rate	Total
	(In thousands)
Interest and dividend income:

Loans	$151	$5	$156
Mortgage-backed investments	1,407	(336)	1,071
Bonds and obligations	(644)	13	(631)
Equity securities	(45)	(6)	(51)
Short-term investments	23	(20)	3

Total interest and dividend income	892	(344)	548

Interest expense:
NOW deposits	34	(60)	(26)
Savings deposits	131	(23)	108
Time deposits	242	(43)	199
Short-term borrowings	(1,015)	(178)	(1,193)
Long-term debt	949	(541)	408
Total interest expense	341	(845)	(504)

Net interest income	$551	$501	$1,052

	Nine Months Ended June 30
	2001 vs. 2000
	Increase (decrease)
	Due to
	Volume	Rate	Total
	(In thousands)
Interest and dividend income:

Loans	$(361)	$268	$(93)
Mortgage-backed investments	2,961	(84)	2,877
Bonds and obligations	(813)	309	(504)
Equity securities	6	31	37
Short-term investments	15	(9)	6

Total interest and dividend income	1,808	515	2,323

Interest expense:
NOW deposits	61	(79)	(18)
Savings deposits	307	(59)	248
Time deposits	1,051	519	1,570
Short-term borrowings	(3,537)	(855)	(4,392)
Long-term debt	3,191	(400)	2,791
Total interest expense	1,073	(874)	199

Net interest income	$735	$1,389	$2,124

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

GENERAL.  Net income for the quarter ended September 30, 2001 was $1,239,000 or $.38 per diluted share compared to net income of $1,180,000 or $.37 per diluted share in the corresponding period of 2000, a net increase of $59,000 or 5.0% in net income or 2.7% in diluted earnings per share.  The overall increase in net income was mainly attributable to increases in net interest income, customer service fees and gains on sales of mortgage loans partially offset by increases in provisions for possible loan losses and non-interest expenses.

INTEREST AND DIVIDEND INCOME.  Interest and dividend income increased $548,000 or 4.4% during the three month period ended September 30, 2001, as compared to the same period in 2000.  The increase was attributable to increases in the volume of earning assets, which was partially offset by the lower yield earned on those assets.  The balance of average earning assets for the three month period ended September 30, 2001 was approximately $722,864,000 as compared to $674,643,000 for the same period in 2000, an overall increase of $48,221,000 or 7.1%.

The increase in earning assets was primarily driven by the combined increase in average mortgage-backed investments and investment securities which were $265,222,000 and $51,681,000, respectively, for the quarter ended September 30, 2001 as compared to $187,222,000 and $85,819,000, respectively for the same period in 2000.  These balances when combined increased $43,862,000 or 16.1%.  The yield on mortgage-backed investments and investment securities was 6.48% and 6.80%, respectively, in the three months ended September 30, 2001 as compared to 6.89% and 7.01%, respectively, in the same period of 2000.  Throughout 2000 and through the first three months of 2001, yields on securities generally increased due to the rising interest rate environment which existed for most of 2000.  From June 1999 to July 2000, the Federal Reserve Bank increased rates 175 basis points.  While the investments purchased by the Company are generally not tied to prime, many other rates and indices which do impact the yield on assets purchased also increased in this timeframe.  From January 2001 through September 2001, the Federal Reserve Bank lowered rates 350 basis points which in turn, to a lesser degree, began to influence the yields on assets purchased by the Company into the third quarter of 2001 as compared to the prior year.

The average balance of loans increased to $386,730,000 for the three months ended September 30, 2001 from $379,621,000 for the same period in 2000, an increase of $7,109,000 or 1.9%.  These balances increased as a result of more residential loans being purchased and/or originated for the Company's loan portfolio since March 2001.  The yield on loans was relatively flat at 7.74% in the third quarter of 2001 as compared to 7.73% for the same period in 2000.  While there was a rising interest rate environment for most of 2000, which impacted the yields on this portfolio favorably, we have seen a steady decline in the yields on newly originated or acquired assets due to the aforementioned falling rate environment which has existed for much of 2001.

INTEREST EXPENSE.  Interest expense for the quarter ended September 30, 2001 decreased $504,000 or 6.8% compared to the same period in 2000, generally due to decreases in the rates paid on borrowed funds and core deposits, offset in part by increases in the average balances of deposits and increases in the rates paid on time deposits.  The average balance of core and time deposits rose to $285,708,000 and $189,611,000, respectively, for the third quarter of 2001 as compared to $246,123,000 and $173,672,000, respectively, for the corresponding period in 2000, for increases of 16.1% and 9.2%, respectively.  The increases noted for the three month period ended September 30, 2001, generally relate to the attractiveness of the Company's retail products and services to the marketplace it serves as well as reflecting some of the fallout from "in market" bank merger activity in mid-2000 which has displaced many customers who have sought an alternative to their previous banking relationship.  The Company will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings. The average balances of borrowed funds decreased overall during the third quarter of 2001 as compared to 2000, to $239,855,000 from $247,145,000, a decrease of 2.9%.  The decrease in borrowings was achieved due to the Company's success in attracting deposits over the past year.

The blended weighted average rate paid on deposits and borrowed funds was 3.85% for the three months ended September 30, 2001 as compared to 4.43% for the same period in 2000.  The overall weighted average rates paid on borrowed funds decreased to approximately 5.50% for the quarter ended September 30, 2001 from 6.61% in 2000.  This decrease is reflective of actions taken by the Federal Reserve Bank in 2001.  From January 2001 to September 2001, the Federal Reserve lowered the inter-bank borrowing rate 350 basis points.  The weighted average rates paid on deposits was 3.02% for the quarter ended September 30, 2001 as compared to 3.15% for the same period in 2000.  The overall cost of deposits has decreased in the third quarter of 2001 generally due to the rate environment.  This was in spite of intense competition on the pricing of time deposits which has existed since the third quarter of 2000.  It is anticipated, given the current rate environment, that the rates paid on time deposits and borrowed funds could decline from current levels in future quarters or as they are refinanced as they reach maturity.  The Company will continue to evaluate the use of borrowing as an alternative funding source for asset growth in future periods. See "Asset/Liability Management" for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds.

NON-INTEREST INCOME.  Total non-interest income increased $371,000 or 15.6% in the third quarter of 2001 in comparison to the same period in 2000.  Customer service fees, which were $1,963,000 for the quarter ended September 30, 2001 as compared to $1,739,000 for 2000, for an increase of $224,000 or 12.9%, rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios and continued success in cross-selling customers other products and services, debit card activity, and sales of mutual funds and annuities.  Loan servicing fees and gains on sales of mortgage loans were $59,000 and $642,000, respectively, for the third quarter of 2001 as compared to $80,000 and $336,000, respectively, for the same period in 2000.  Gains on sales of mortgage loans increased $306,000 or 91.1% in the third quarter of 2001 as compared to the same period in 2000.  This generally is reflective of the improved market for loan originations and related higher volume of loans being originated and sold in the third quarter of 2001 as compared to the same period in 2000. The favorable market was due to lower available residential mortgage rates in 2001.  As mortgage rates remain lower than they were for most of 2000, it is anticipated that volumes of loans originated for sale should continue at these levels given current market conditions for the fourth quarter.  As the Company has been selling loans generally on a servicing release basis since 1996, the portfolio of loan serviced for others has declined which has caused the continued drop in loan servicing income of $21,000 or 26.3%.

Realized gains on securities, net, were $16,000 for the third quarter of 2001 as compared to gains of $99,000 for 2000 for a decrease of $83,000.  The results from the third quarter 2001 include $813,000 of gains generated generally from the sale of higher coupon mortgage-backed investments and discounted callable agency securities which were at a higher risk of being prepaid or called within the year.  These gains were offset by net realized losses on the sales of equity securities, primarily in the technology and telecommunication sectors which totaled $797,000 in the quarter ended September 30, 2001.  These securities were sold as part of management’s strategy to re-position the Company’s equity portfolio in light of current market conditions and as part of an overall tax strategy.

NON-INTEREST EXPENSES.  Non-interest expenses for the quarter ended September 30, 2001 increased $731,000 or 13.3% compared to the same period in 2000. Salaries and employee benefits increased 5.3% or $156,000.  This increase was attributable to several factors, including increases in salaries, commissions, payroll taxes and benefits associated with increased residential mortgage volumes ($41,000); increased costs associated with the opening of the Canton and Hanover branches (in November 2000 and July 2001, respectively) ($78,000); increases in retirement and insurance benefits ($41,000).  These increases correspond with the Company's strategic focus of attracting core deposits and new customer relationships.  Occupancy expenses increased $108,000 or 15.0%.  The increase was in part due to higher costs associated with the Canton and Hanover branches (approximately $66,000) and higher costs associated with facilities maintenance and utilities in 2001 as compared to the same period in 2000.  Other non-interest expenses, including trust preferred expenses, also increased $467,000 or 25.0% for the quarter ended September 30, 2001 in comparison to the same period in 2000.  This increase is generally the result of costs associated with the third-party service bureau contract for computer mainframe systems and services (approximately $108,000), increases in marketing expenses (approximately $250,000) and other costs associated with customer volumes and general cost increases.

PROVISION FOR POSSIBLE LOAN LOSSES.  The provision for possible loan losses for the quarter ended September 30, 2001 was $510,000 as compared to $0 for the corresponding period in 2000.  The levels of provision in both periods are generally attributable to the asset quality factors that management uses to measure and evaluate the adequacy of loan loss reserve levels, which include delinquency rates, charge offs, problem or "watched" assets and anticipated losses.  The increase in the provision for possible loan losses for the quarter ended September 30, 2001 was primarily influenced by potential exposure on a commercial credit.  Management believes that the current status of overall asset quality and delinquency (.32% at September 30, 2001 as compared to .22% at December 31, 2000 and .46% at September 30, 2000) to be strong.  The resulting level of loan loss reserves were approximately 1.08% of period end loans at September 30, 2001 as compared to 1.02% and 1.00% at December 31, and September 30, 2000, respectively.

PROVISION FOR INCOME TAXES.  The Company's effective income tax rate for the quarter ended September 30, 2001 was 37.9% compared to 34.9% for the quarter ended September 30, 2000.  The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates.  These subsidiaries contributed a lower proportionate level of income in comparison to the total income in the current period as compared to 2000.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

GENERAL.  Net income for the nine months ended September 30, 2001 was $3,815,000 or $1.18 per diluted share compared to net income of $3,455,000 or $1.08 per diluted share in the corresponding period of 2000, a net increase of $360,000 or 10.4% on a net income basis or an increase of $.10 or 9.3% on a per diluted share basis.  The overall increase in net income was mainly attributable to increases in net interest income, customer service fees and increases in gains on sales of mortgage loans partially offset by increases in provisions for possible loan losses and non-interest expenses and decreases in net gains on securities.

INTEREST AND DIVIDEND INCOME.  Interest and dividend income increased $2,323,000 or 6.5% during the nine-month period ended September 30, 2001, as compared to the same period in 2000.  The increase was attributable to increases in earning assets and increases in the yield earned on those assets.  The balance of average earning assets for the nine month period ended September 30, 2001 was approximately $703,746,000 as compared to $663,709,000 for the same period in 2000, an overall increase of $40,037,000 or 6.0%.  Overall yields increased to 7.23% for the nine months ended September 30, 2001 as compared to 7.20% for the corresponding period in 2000.

The increase in earning assets was primarily driven by the combined increase in the average balances of mortgage-backed investments and investment securities which were $239,363,000 and $65,304,000, respectively for the nine months ended September 30, 2001 as compared to $180,281,000 and $78,878,000, respectively, for the corresponding period in 2000.  These balances, when combined, increased $45,508,000 or 17.6%.  The yields on mortgage-backed investments and investment securities were 6.64% and 7.30%, respectively, for the nine months ended September 30, 2001 as compared to 6.69% and 6.91%, respectively for the same period in 2000.  The yield on investment securities for the nine months ended September 30, 2001 was influenced by two agency issued bonds which had been purchased at a discount and were called during the first nine months of 2001.  This resulted in $221,000 of discounts being taken into income in the period which influenced the yield by 45 basis points in 2001.  Adjusted for these discounts, the yield on investment securities would have been 6.85% for the nine months ended September 30, 2001.  The yields on both mortgage-backed investments and investment securities have been influenced by the rate environment which has existed throughout most of 2001.  From June 1999 through July 2000, the Federal Reserve Bank raised the inter-bank borrowing rate by 175 basis points. From January 2001 through September 2001, the Federal Reserve Bank lowered the inter-bank borrowing rate 350 basis points which in turn, but to a lesser degree, has begun to influence yields on assets purchased in the second and third quarters of 2001, particularly in relation to the yields available for comparable securities a year ago.

The average balance of loans decreased to $377,730,000 for the nine months ended September 30, 2001 from $383,329,000 for the same period in 2000, for a decrease of $5,599,000 or 1.5%.  The balances declined as a result of fewer residential loans being purchased and/or originated for the Company’s loan portfolio in 2000 and through the first quarter of 2001.  The yield on loans increased to 7.73% for the nine-months ended September 30, 2001 compared to 7.65% for the corresponding period in 2000.  This was generally due to the rising rate environment which existed for most of 2000, which impacted new loan originations and adjustable rate loans.  This increase was also reflective of increases in commercial loans which generally earn higher rates than residential loans.  Commercial loans were approximately $97,100,000 at September 30, 2001 as compared to $76,800,000 at September 30, 2000, an increase of 26.4%.

INTEREST EXPENSE.  Interest expense for the nine months ended September 30, 2001 increased $199,000 or .9% compared to the same period in 2000, generally due to increases in the average balances of deposits and funds as well as the rates paid on time deposits, offset in part by decreases in borrowed funds and the rates paid on borrowed funds.  The average balance of core and time deposits rose to $271,756,000 and $194,507,000, respectively, for the nine month period ended September 30, 2001 as compared to $235,789,000 and $172,208,000, respectively, for the corresponding period in 2000, for increases of 15.3% and 13.0%, respectively.  The increases noted for the nine months ended September 30, 2001 as compared to the same period in 2000 relate to the attractiveness of the Company’s retail products and services in the marketplace it serves as well as reflecting some of the fallout from “in market” bank merger activity in mid-2000 which displaced many customers who have sought an alternative to their prior banking relationship.  The Company will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings.  The average balances of borrowed funds decreased overall during the nine month period ending September 30, 2001 as compared to 2000, to $228,307,000 from $247,567,000 a decrease of 7.8%.  The decrease in borrowings was achieved due to the Company’s success in attracting deposits over the past year.

The blended average rate paid on deposits and borrowed funds was 4.06% in the nine-month period ended September 2001 as compared to 4.26% for the same period in 2000.  The overall weighted average rates paid on borrowed funds declined to 5.81% for the nine months ended September 30, 2001 from 6.22% for the corresponding period in 2000.  This decrease is reflective of actions taken by the Federal Reserve Bank in 2001. The weighted average rates paid on deposits was 3.20% for the nine months ended September 30, 2001 as compared to 3.07% for the same period in 2000.  The overall cost of deposits has increased in the first nine months of 2001 as compared to the corresponding period in 2000, despite the declining rate environment which has existed thus far in 2001 generally due to intense competition on the pricing of time deposits which has existed since the third quarter of 2000.  It is anticipated, given the current interest rate environment, that the rates paid on time deposits and borrowed funds could decline from current levels in future periods as they reach maturity.  The Company will continue to evaluate the use of borrowings as an alternative funding source for asset growth in future periods.  See “Asset/Liability Management” for further discussion of the competitive market for deposits and overall strategies for the uses of borrowed funds.

NON-INTEREST INCOME.  Total non-interest income increased $1,758,000 or 27.7% in the first nine months of 2001 in comparison to the same period in 2000.  Customer services fees, which were $5,635,000 for the nine months ended September 30, 2001 as compared to $4,475,000 for 2000, for an increase of $1,160,000 or 25.9%, rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios and continued success in cross-selling customers other products and services, debit card activity and sales of mutual funds and annuities (the Company received regulatory approval to sell insurance annuities in May 2000).  The sales of mutual funds and insurance annuities accounted for $394,000 of the aforementioned increase in customer service fees.  Loan servicing fees and gains on sales of mortgage loans were $203,000 and $2,006,000, respectively, for the first nine months of 2001 compared to $239,000 and $878,000, respectively, for the same period in 2000.  This generally is reflective of the improved market for residential loan originations in 2001 as compared to 2000 and related higher volume of loans being originated and sold in the first nine months of 2001 as compared to the same period in 2000.  This favorable market was due to lower available mortgage rates in 2001.  As mortgage rates remain lower than they were for most of 2000, it is anticipated that volumes of loans originated for sale should be consistent, given current market conditions, resulting in similar loan gains in the fourth quarter.  As the Company has been selling loansgenerally on aservicing release basis since 1996, the portfolio of loans serviced for others has declined which has caused the continued drop in loan servicing income of $36,000 or 15.1%.

Losses on securities, net, were $47,000 in the first nine months of 2001 as compared to net gains of $402,000 for the same period in 2000, for a decrease of $449,000.  These results for the first nine months of 2001, included $1,470,000 of gains generated by the sales of higher coupon mortgage-backed investments and discounted callable agency securities which were deemed to be at a higher risk of being prepaid or called within the next year.  These gains were offset by net realized losses of approximately $1,097,000 on the Company’s sales of various equity securities, particularly in the technology and telecommunication sectors as part of management’s strategy to re-position the equity portfolio holdings given current market conditions and as part of overall tax planning.  Additionally, management realized a loss of approximately $420,000 on a corporate bond.  This loss was recorded to reflect management’s change in its intent with regard to an investment which has a current market value below the amortized cost.

NON-INTEREST EXPENSE.  Non-interest expenses for the nine-months ended September 30, 2001 increased $2,459,000 or 15.5% compared to the same period in 2000.  Salaries and employee benefits increased $1,356,000 or 16.9%.  This increase was attributable to several factors, including increases to incentive and benefit expenses associated with greater sales volumes and revenues associated with commissions on brokerage and annuity sales (approximately $210,000); increases in salaries, commissions and benefits associated with the increase in mortgage loan sales volumes and related gains on sales (approximately $148,000); increases in insurance and retirement benefits (approximately $264,000); the opening of the Canton branch in November 2000 (approximately $216,000) and other general increases in salaries and customer service related staff levels.  These increases correspond with the Company’s strategic focus of attracting core deposits and new customer service relationships.  Occupancy expenses were higher for the nine months ended September 30, 2001 at $2,515,000 which was $123,000 or 5.1% over levels incurred for the same period in 2000.  The amounts for 2001 included increases associated with the new Hanover and Canton branches (approximately $150,000) and higher snow removal and utilities costs (approximately $49,000).  These increases were offset by a reduction in computer mainframe related expenses which were incurred in 2000 but not in the nine month period ended September 30, 2001 as the Company converted its computer systems to a third party service bureau in June 2000.  The.increases associated with payments to the third party service bureau were approximately $444,000 and are included in other non-interest expenses.  Other non-interest expenses, including trust preferredexpenses, also increased $980,000 or 18.1% in the first nine months of 2001 as compared to the same period in 2000.  This increase, which includes the aforementioned service bureau expense increase, also increased due to increases in marketing expenses ($329,000) and other costs associated with customer service volumes.  The effect of these increases was offset in part by the reduction in conversion related expenses (approximately $170,000) which were incurred in the nine-months ended September 30, 2000 for which there was no corresponding expense for the same period in 2001.

PROVISION FOR POSSIBLE LOAN LOSSES.  The provision for possible loan losses for the nine months ended September 30, 2001 was $840,000 as compared to $60,000 for the same period in 2000.  The levels of provision in both periods is attributable to asset quality factors, such as delinquency, charge-offs, non-performing and “watched” assets that management uses to measure and evaluate the adequacy of loan loss reserve levels.  The provision for possible loan losses for the nine-month period ended September 30, 2001 was primarily influenced by potential exposure on two specific loans.  Management believes that the current status of overall asset quality and delinquency (.32% at September 30, 2001 as compared with .22% at December 31, 2000 and .46% at September 30, 2000) to be strong.  The resulting level of loan loss reserves were approximately 1.08% of period end loans at September 30, 2001 as compared to 1.02% and 1.00% at December 31, and September 30, 2000, respectively.

PROVISION FOR INCOME TAXES.  The Company’s effective income tax rate for the nine months ended September 30, 2001 was 36.3% compared to 35.3% for the nine months ended September 30, 2000.  The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates.  These subsidiaries contributed a lower proportionate level of income in comparison to the total in the nine-month period ended September 30, 2001 as compared to 2000 which resulted in a higher effective tax rate.

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

Rate Change	Estimated Exposure as a
(Basis Points)	% of Net Interest Income
+200	4.2%
-200	(3.4)%

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

Management desires to expand its interest earning asset base in future periods primarily through growth in the Company's loan portfolio.  Loans comprised approximately 54% of the average interest earning assets for the first nine months of 2001. In the future, the Company intends to continue to be competitive in the residential mortgage market but plans to place greater emphasis on home equity and commercial loans.  The Company also expects to become more active in pursuing wholesale opportunities to purchase loans.  During the first nine months of 2001 and 2000, the Company acquired approximately $68,800,000 and $0, respectively, of residential first mortgages which are serviced by others.

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

The Company is also a voluntary member of the Federal Home Loan Bank ("FHLB") of Boston. This borrowing capacity assists the Company in managing its asset/liability growth because, at times, the Company considers it more advantageous to borrow money from the FHLB of Boston than to raise money through non-core deposits (i.e., certificates of deposit).  Borrowed funds totaled $217,760,000 at September 30, 2001 compared to $222,132,000 at December 31, 2000.  These borrowings are primarily comprised of FHLB of Boston advances and have primarily funded residential loan originations and purchases as well as mortgage-backed investments and investment securities.

Additionally, the Company obtained funding in June 1998 through the issuance of trust preferred securities which carry a higher interest rate than similar FHLB borrowings but at the same time are included as capital, without diluting earnings per share and are tax deductible.  See “Liquidity and Capital Resources” for further discussion.

The following table sets forth maturity and repricing information relating to interest sensitive assets and liabilities at September 30, 2001.  The balance of such accounts has been allocated among the various periods based upon the terms and repricing intervals of the particular assets and liabilities.  For example, fixed rate residential mortgage loans and mortgage-backed securities, regardless of "available for sale" classification, are shown in the table in the time periods corresponding to projected principal amortization computed based on their respective weighted average maturities and weighted average rates using prepayment data available from the secondary mortgage market.

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

At September 30, 2001
Repricing/Maturity
	(1)	(2)	(3)	(4)	(5)	(6)
						Over
	0-6 MOS.	6-12 MOS.	1-2 YRS.	2-3 YRS.	3-5 YRS.	5 YRS.	Total
(Dollars in thousands)
Assets subject to interest rate adjustment:
Short-term investments	$13,646	$-	$-	$-	$-	$-	$13,646
Bonds and obligations	9,548	-	14,003	2,983	1,000	3,108	30,642
Mortgage-backed investments	40,182	18,992	28,612	25,169	41,127	91,584	245,666
Mortgage loans subject to rate review	46,160	20,700	21,391	22,316	28,298	1,245	140,110
Fixed-rate mortgage loans	87,444	32,862	39,704	28,201	48,594	30,053	266,859
Commercial and other loans	11,228	4,192	1,645	1,279	3,286	479	22,108

Total

$

208,208

$

76,746

$

105,355

$

79,948

$

122,305

$

126,469

$

719,031

Liabilities subject to interest rate adjustment:
Money market deposit accounts	$21,114	$-	$-	$-	$-	$-	$21,114
Savings deposits – term certificates	109,176	45,725	12,563	6,728	15,511	-	189,703
Other savings accounts	206,695	-	-	-	-	-	206,695
Borrowed funds	28,260	50,000	35,000	25,000	5,000	74,500	217,760
Total	$365,245	$95,725	$47,563	$31,728	$20,511	$74,500	$635,272
Guaranteed preferred beneficial interest in junior subordinated debentures	$-	$-	$-	$-	$-	$12,143	$12,143
Excess (deficiency of rate-sensitive) assets over rate-sensitive liabilities	(157,037)	(18,979)	57,792	48,220	101,794	39,826	71,616

Cumulative excess (deficiency) of rate-sensitive assets over rate sensitive liabilities(1)	$(157,037)	$(176,016)	$(118,224)	$(70,004)	$31,790	$71,616

Rate-sensitive assets as a percent of rate-sensitive liabilities (cumulative)(1)	57.0%	61.8%	76.8%	87.0%	105.7%	111.1%

(1) Cumulative as to the amounts previously repriced or matured. Assets held for sale are reflected in the period in which sales are expected to take place. Securities classified as available for sale are shown at repricing/maturity intervals as if they are to be held to maturity as there is no definitive plan of disposition. They are also shown at amortized cost.

Liquidity and Capital Resources

Payments and prepayments on the Company's loan and mortgage-backed investment portfolios, sales of fixed rate residential loans, increases in deposits, borrowed funds and maturities of various investments comprise the Company's primary sources of liquidity. The Company is also a voluntary member of the FHLB of Boston and, as such, is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to outside sources. Qualified collateral generally consists of residential first mortgage loans, securities issued, insured or guaranteed by the U.S. Government or its agencies, and funds on deposit at the FHLB of Boston. Short-term advances may be used for any sound business purpose, while long-term advances may be used only for the purpose of providing funds to finance housing.  At September 30, 2001, the Company had approximately $233,000,000 in unused borrowing capacity that is contingent upon the purchase of additional FHLB of Boston stock.  Use of this borrowing capacity is also impacted by capital adequacy considerations.

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

Non-performing assets were $946,000 at September 30, 2001, compared to $556,000 at December 31, 2000, an increase of $390,000 or 70.1%.  The Company's percentage of delinquent loans to total loans was .32% at September 30, 2001, as compared to .22 at December 31, 2000.

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

At September 30, 2001, the Company had outstanding commitments to originate, sell and purchase residential mortgage loans in the secondary market amounting to $52,711,000, $9,331,000 and $11,280,000, respectively.  The commitment to purchase residential mortgage loans as of September 30, 2001 is accrued for on the Company’s Consolidated Balance Sheet and included under the caption “Other Liabilities.”  The Company also has outstanding commitments to grant advances under existing home equity lines of credit amounting to $18,016,000.  Unadvanced commitments under outstanding commercial and construction loans totaled $21,215,000 as of September 30, 2001. The Company believes it has adequate sources of liquidity to fund these commitments.

The Company's total stockholders' equity was $41,781,000 or 5.3% of total assets at September 30, 2001, compared with $34,305,000 or 4.7% of total assets at December 31, 2000.  The increase in total stockholders' equity of approximately $7,476,000 or 21.8% primarily resulted from income in the first nine months of 2001 and increases in unrealized gains on securities, net of taxes, offset in part by dividends paid or payable, by the Company.

The Company issued $12,650,000 or 8.25% Trust Preferred Securities in June 1998.  Under current regulatory guidelines, trust preferred securities are allowed to represent up to approximately 25% of the Company's Tier 1 capital with any excess amounts available as Tier 2 capital.  As of September 30, 2001, all of these securities were included in Tier 1 capital.

Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital.  A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a "well-capitalized" classification.  At September 30, 2001, the Company's Tier 1 leverage capital ratio was approximately 6.06%.  In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% (6.00% for "well-capitalized") and a minimum ratio of total capital to risk-weighted assets of 8.00% (10.00% for "well-capitalized").  At September 30, 2001, the Company's Tier 1 and total risk-based capital ratios were approximately 11.84% and 12.99%, respectively.  The Company is categorized as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.). The Bank is also categorized as "well-capitalized" as of September 30, 2001.

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

PROPOSED ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions.  The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  The Company is currently evaluating the impact of this statement on its results of operations or financial position upon the adoption of SFAS No. 144.

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

*10.7       Revised Long Term Performance Incentive Plan dated July, 2001, incorporated by reference to the Company’s quarterly report on From 10-Q for the second quarter of 2001, filed on August 10, 2001.

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

(c) Amendment to lease dated September 30, 2000, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 2001, incorporated by reference to the Company’s quarterly report on From 10-Q for the first quarter of 2001, filed on May 11, 2001.

10.9         Dividend Reinvestment and Stock Purchase Plan is incorporated by reference herewith to the Company's Registration Statement on Form S-3, effective January 31, 1997.

*10.10     Abington Bancorp, Inc. 1997 Incentive and Nonqualified Stock Option Plan, incorporated by reference herewith to Appendix A to the Company's proxy statement relating to its special meeting in lieu of annual meeting held on June 17, 1997, filed with the Commission on April 29, 1997.

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

*10.13     Supplemental Executive Retirement Agreement between the Bank and James P. McDonough dated as of August 23, 2001, filed herewith.

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

*10.16     Abington Bancorp, Inc. 2000 Incentive and Nonqualified Stock Option Plan, incorporated by reference herewith to Appendix A to the Company's proxy statement relating to its annual meeting held on May 16, 2000, filed with the Commission on April 13, 2000.

*10.17     Abington Bancorp, Inc. Board of Directors Transition and Retirement Plan, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 2000, filed on August 11, 2000.

*10.18     Defined Contribution Supplemental Executive Retirement Agreement between the Bank and Kevin M. Tierney, Sr. dated July 26, 2001, incorporated by reference to the Company’s quarterly report on Form 10-Q for the second quarter of 2001, filed on August 10, 2001.

*10.19     Defined Contribution Supplemental Executive Retirement Agreement between the Bank and Robert M. Lallo dated July 26, 2001, incorporated by reference to the Company’s quarterly report on Form 10-Q for the second quarter of 2001, filed on August 10, 2001.

11.1         A statement regarding the computation of earnings per share is included in Note D to Unaudited Consolidated Financial Statements included in this Report.

b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the third quarter of 2001.

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABINGTON BANCORP, INC.
(Company)

Date:	November 8, 2001	By	/s/ James P. McDonough
James P. McDonough
President and Chief Executive Officer

Date:	November 8, 2001	By	/s/ Robert M. Lallo
Robert M. Lallo
Treasurer
(Principal Financial Officer)