Form 10-K
period 2001-12-31
ABINGTON BANCORP INC
filed 2002-03-19
CIK 812146

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20429

                            ------------------------

                                   FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                          COMMISSION FILE NO. 0-16018

                            ------------------------

                             ABINGTON BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MASSACHUSETTS                                   04-3334127
    (State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
     Incorporation or Organization)

         536 WASHINGTON STREET,                                02351
        ABINGTON, MASSACHUSETTS
(Address of Principal Executive Offices)                     (Zip Code)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price for the Registrant's Common Stock on February 28, 2002, as reported by the Nasdaq Stock Market, was $49,739,578.

    The number of shares outstanding of the Registrant's Common Stock as of February 28, 2002: 3,184,352 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Information required by Part III (Items 10, 11 and 12) of this Form is incorporated by reference herein from the Registrant's definitive proxy statement (the "Proxy Statement") relating to the 2002 Annual Meeting of Stockholders of the Registrant.

                           FORWARD LOOKING STATEMENTS

    When used in this Report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meanings of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company wishes to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various risks and uncertainties, including regional and national economic conditions, changes in the real estate market, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. The Company disclaims any intent or obligation to update forward-looking statements whether in response to new information, further events or otherwise.

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

    The Company is engaged principally in the business of attracting deposits from the general public, borrowing funds and investing those deposits and funds. In its investments, the Company has emphasized various types of residential and commercial real estate loans, commercial loans, residential construction loans, consumer loans, and investments in securities. The Company considers its principal market area to be part of Plymouth County and Norfolk County, Massachusetts; primarily Abington, Brockton, Canton, Cohasset, Halifax, Hanover, Hanson, Holbrook, Hull, Kingston, Pembroke, Randolph and Whitman where it has banking offices, and nearby Rockland, Duxbury, Scituate, Plympton, East Bridgewater, Plymouth, Carver, Weymouth and Bridgewater. Additionally, the Company has mortgage lending offices in Auburn, Brockton, Fall River and Plymouth.

    The Company has grown from $532.0 million in assets and $324.9 million in deposits at December 31, 1997 to $770.1 million in assets and $497.5 million in deposits at December 31, 2001. Deposits in the Company have been insured by the Federal Deposit Insurance Corporation ("FDIC") since 1975. Deposits are insured by the Bank Insurance Fund of the FDIC up to FDIC limits (generally $100,000 per depositor) and by the Depositors Insurance Fund (the "Depositors Insurance Fund") for the portion of deposits in excess of that insured by the FDIC.

    In August of 1997, the Company opened, in Cohasset, the first of five de novo supermarket branches, with the Randolph and Hanson branches opening in April and September, 1998, respectively, Brockton in May, 1999 and Canton in November 2000. Additionally, the Company opened the Hanover branch in July 2001. These branch openings are consistent with the Company's ongoing strategy of controlled growth with a focus on retail core deposit relationships and have enabled the Company to increase its regional presence. The Company optimally would like to see 75% of its branches as traditional offices. Currently supermarket branches comprise 38% of all retail offices. Management plans to open or acquire more traditional branches in the future.

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

LENDING ACTIVITIES

    GENERAL. Loans currently originated and purchased for the Company's own portfolio primarily have terms to maturity or repricing of 15 years or less, such as residential construction loans and adjustable-rate and fixed-rate mortgages on owner-occupied residential property. See "Item 7--Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations--Liquidity and Capital Resources" for discussion of the Company's asset-liability strategy. The Company also originates one-year, three-year and five-year adjustable-rate mortgages on non-owner-occupied residential property as well as commercial and commercial real estate loans. Prior to 1996, commercial, commercial real estate and commercial construction lending had not been a primary source of loan originations. The Company began to emphasize such lending in the latter part of 1996. The Company anticipates a continued emphasis in the future for these types of loan originations. The Company has stressed the origination or purchase of shorter-term 15-year fixed rate or adjustable residential mortgage loans (generally hybrids with terms to first adjustment of one, three, five and seven years with annual resets thereafter) or seasoned 30-year fixed rate residential mortgage loans for its own portfolio in connection with the asset/liability management. (See "Lending Activities-Residential and Commercial Construction and Commercial and Commercial Real Estate Loans.")

    The Company's net loan portfolio, including loans held for sale, totaled $403.6 million at December 31, 2001, representing approximately 52.4% of its total assets. The majority of the Company's loans are secured by real estate and are made within Norfolk and Plymouth Counties, although the Company also purchases primarily residential mortgage loans in other areas of the United States. Generally, loans purchased outside of Massachusetts are well collateralized and reflect an adequate payment history. Approximately 40% of the Company's total loan portfolio represent owner-occupied first mortgages located outside of Massachusetts. The three states (other than Massachusetts) in which the Company has its largest concentrations of residential loans are California, Illinois, and Michigan, in which the Company held $21,424,000, $18,153,000, and $13,389,000, of loans, respectively, as of December 31, 2001. No other states had a 2.5% or greater concentration.

    The Company originated $37.8 million in commercial and commercial real estate loans, $21.1 million of home equity loans, $3.3 million of consumer loans and $200 million in residential first mortgage loans during the year ended December 31, 2001. Of the latter amount, loans aggregating $3.0 million were retained for the Company's own portfolio, $22.7 million were held for sale at December 31, 2001, and loans aggregating $176.0 million were sold in the secondary market. As of December 31, 2001, loan commitments to borrowers or potential borrowers of $77.2 million were outstanding. These commitments included $5.5 million under existing construction loans, $53.3 million in residential and commercial and commercial real estate loans, $18.4 million under existing lines of credit (including home equity loans). The Company had no outstanding commitments to purchase residential first mortgages.

    RESIDENTIAL MORTGAGE LOANS. The Company currently sells in the secondary market most first mortgage loans originated on residential property. The Company generally sells loans on a non-recourse basis. Prior to 1996, the Company had generally retained the servicing rights on sold loans. Currently, the Company typically sells the servicing rights along with the loans. The Company currently receives annual loan servicing fees, where servicing was retained, generally ranging from .25% to .425% per annum of the principal balance of the loans plus all late charges. At December 31, 2001, the Company's loan servicing portfolio amounted to $74.6 million.

    As of December 31, 2001, the outstanding balance of residential first mortgage loans totaled $275.5 million or 66.5% of the loan portfolio. Residential first mortgage loans purchased or originated for the Company's portfolio are generally written in amounts up to 95% of value if the property is owner-occupied. Borrowers with a loan-to-value ratio in excess of 80% are generally required to carry private mortgage insurance. Adjustable-rate mortgage loans to owner occupants of one- to four-family residential property are subject to certain requirements and limitations under guidelines issued by the Massachusetts Commissioner of Banks (the "Commissioner"), including limitations on the amount and frequency of changes in interest rates.

    In most cases, the Company requires the residential first mortgage loans it originates or purchases to meet Federal National Mortgage Association and Federal Home Loan Mortgage Corporation standards, with an exception being made in some cases for the size of the loan, in order to provide for the flexibility to sell such loans if the Company chooses to do so in the secondary market.

    HOME EQUITY AND SECOND MORTGAGE LOANS. The Company offers home equity loans, which are revolving lines of credit secured by the equity in the borrower's residence. The majority of home equity loans have interest rates that adjust with movements in the prime lending rate although the Company does offer fixed rate home equity loans. Home equity loans and second mortgage loans are currently written generally in amounts from $7,500 to $100,000, but generally not more than the difference between 80% of the appraised value of the property and the outstanding balance of the existing first mortgage. However, home equity loans with higher loan-to-value ratios up to 90% are available on a limited basis provided certain underwriting criteria are met. Generally home equity loans must have a current appraisal of the value of the mortgaged property at origination. At December 31, 2001, the Company had in its portfolio approximately $28.3 million of outstanding home equity and second mortgage loans and unused commitments amounting to $18.4 million.

    CONSTRUCTION, COMMERCIAL AND COMMERCIAL REAL ESTATE LOANS. The Company also originates residential construction loans and, from time to time, commercial construction and other commercial real estate loans.

    Most construction loans are for residential single-family dwellings. They are usually made with construction terms of no more than one year (residential construction-to-permanent financing loans are offered with a 30-year term). The Company generally makes construction loans to builders who have pre-sold the homes to the future occupants. In most cases, permanent financing is arranged through the Company on properties for which the Company has been the construction lender. It is the Company's policy to require on-site inspections before releasing funds on construction loans. Inspections on construction loans are generally performed by third-party inspectors. At December 31, 2001, gross construction loans totaled $17.6 million, or 4.2% of the Company's total loan portfolio.

    Commercial real estate loans generally relate to properties which are typically non-owner occupied, income producing such as shopping centers, small apartment buildings and other types of commercial properties. Commercial real estate loans are generally written for maximum terms of 10 years, and interest rates on these loans are typically fixed for no longer than 5 years. Currently, commercial real estate loans are generally written in amounts up to $3,500,000 and are usually made in Massachusetts counties of Plymouth, Norfolk, Bristol and Barnstable. At December 31, 2001, the Company had a total of $72.0 million of commercial real estate loans, or 17.4% of the Company's total loan portfolio.

    Commercial loans are generally provided to small-to-medium-sized businesses located within the Company's market area. Commercial loans may be structured as term loans or as revolving lines of credit. Commercial loans generally have a repayment schedule of five years or less, with interest rates which float in relation to the Wall Street Journal prime rate. The majority of commercial loans are collateralized by equipment, machinery, receivables, inventory or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower for virtually all of its commercial loans. At December 31, 2001, the Company had approximately $13.8 million of commercial (non-real estate) loans outstanding which was approximately 3.3% of the Company's total loan portfolio.

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

    CONSUMER LOANS. The Company also makes a variety of consumer loans, such as new and used automobile and boat loans, unsecured loans, education loans, and passbook and stock-secured loans. Education loans are periodically sold in the secondary market. The Company's consumer loans totaled $7.4 million at December 31, 2001, representing 1.8% of its total loan portfolio.

    COMPOSITION OF LOAN PORTFOLIO. The following table shows the composition of the Company's loan portfolio by type of loan.

                                                               AT DECEMBER 31,
                                  --------------------------------------------------------------------------
                                         2001                  2000                  1999             1998
                                  -------------------   -------------------   -------------------   --------
                                             PERCENT               PERCENT               PERCENT
                                                TO                    TO                    TO
                                              GROSS                 GROSS                 GROSS
                                   AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT
                                  --------   --------   --------   --------   --------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
Mortgage loans:
Conventional....................  $275,514     66.5%    $261,702     67.9%    $290,036     73.4%    $270,887
Second mortgages and home
  equity........................    28,301      6.8       27,415      7.1       23,490      6.0       20,339
Commercial real estate..........    71,963     17.4       59,923     15.5       51,973     13.1       50,493
Construction....................    17,582      4.2       13,150      3.4        5,883      1.5        7,109
                                  --------    -----     --------    -----     --------    -----     --------
Total mortgage loans............   393,360     94.9      362,190     93.9      371,382     94.0      348,828
                                  --------    -----     --------    -----     --------    -----     --------
  Less:
Due to borrowers on incomplete
  loans.........................    (5,510)               (7,598)               (2,437)               (2,557)
Net deferred loan fees and
  unearned discounts............      (161)                 (237)                 (381)                 (626)
                                  --------              --------              --------              --------
  Subtotal......................   387,689               354,355               368,564               345,645
Commercial loans--secured and
  unsecured.....................    13,844      3.3       15,912      4.1       16,497      4.2        9,473
Consumer loans:
Indirect automobile.............        --       --           --       --           --       --          158
Personal........................     1,484       .4        1,280      0.3        1,243       .3        1,393
Education.......................        --       --           --       --           --       --           62
Passbook and stock secured......     5,805      1.4        6,250      1.7        5,950      1.4        6,951
Home improvement................        62       --          128       --          216       .1          257
                                  --------    -----     --------    -----     --------    -----     --------
Total consumer loans............     7,351      1.8        7,658      2.0        7,409      1.8        8,821
                                  --------    -----     --------    -----     --------    -----     --------
Net deferred loan costs
  (fees)........................       150                    69                   (59)                 (127)
                                  --------              --------              --------              --------
  Subtotal......................     7,501                 7,727                 7,350                 8,694
                                  --------              --------              --------              --------
Total loans.....................   409,034               377,994               392,411               363,812
Less allowance for loan
  losses........................    (5,482)               (3,856)               (3,701)               (3,077)
                                  --------              --------              --------              --------
Loans, net......................   403,552               374,138               388,710               360,735
                                  --------              --------              --------              --------
Add (recapitulation):
Due to borrowers on incomplete
  loans.........................     5,510                 7,598                 2,437                 2,557
Net deferred loan fees and
  unearned discounts............        11                   168                   440                   753
Allowance for loan loss.........     5,482                 3,856                 3,701                 3,077
                                  --------              --------              --------              --------
Loans, gross....................   414,555    100.0%    $385,760    100.0%    $395,288    100.0%    $367,122
                                  --------    -----     --------    -----     --------    -----     --------

                                         AT DECEMBER 31,
                                  ------------------------------
                                    1998            1997
                                  --------   -------------------
                                  PERCENT               PERCENT
                                     TO                    TO
                                   GROSS                 GROSS
                                   LOANS      AMOUNT     LOANS
                                  --------   --------   --------
                                      (DOLLARS IN THOUSANDS)
Mortgage loans:
Conventional....................    73.8%    $249,165     74.1%
Second mortgages and home
  equity........................     5.5       20,392      6.1
Commercial real estate..........    13.8       39,341     11.7
Construction....................     1.9        7,681      2.3
                                   -----     --------    -----
Total mortgage loans............    95.0      316,579     94.2
                                   -----     --------    -----
  Less:
Due to borrowers on incomplete
  loans.........................               (2,166)
Net deferred loan fees and
  unearned discounts............                 (813)
                                             --------
  Subtotal......................              313,600
Commercial loans--secured and
  unsecured.....................     2.6        7,644      2.3
Consumer loans:
Indirect automobile.............      --        1,263      0.4
Personal........................     0.4        1,562      0.4
Education.......................      --          423      0.1
Passbook and stock secured......     1.9        8,323      2.5
Home improvement................     0.1          381      0.1
                                   -----     --------    -----
Total consumer loans............     2.4       11,952      3.5
                                   -----     --------    -----
Net deferred loan costs
  (fees)........................                 (124)
                                             --------
  Subtotal......................               11,828
                                             --------
Total loans.....................              333,072
Less allowance for loan
  losses........................               (2,280)
                                             --------
Loans, net......................              330,792
                                             --------
Add (recapitulation):
Due to borrowers on incomplete
  loans.........................                2,166
Net deferred loan fees and
  unearned discounts............                  937
Allowance for loan loss.........                2,280
                                             --------
Loans, gross....................   100.0%    $336,175    100.0%
                                   -----     --------    -----

    ORIGINATION AND UNDERWRITING. Residential mortgage and consumer loan originations are developed by the Company's officers and lending personnel from a number of sources, including referrals from branches, realtors, builders, attorneys, customers and Directors. The Company employs thirteen mortgage originators who are paid a commission based on the amount and volumes of residential loans originated. Consumer and home equity loans are generally originated through the Company's branch and call center personnel. Consumer loan services are also solicited by direct mail to existing customers. Advertising media is also used to promote loans. The Company currently receives origination fees on most new first mortgage loans that it originates. Fees to cover the costs of appraisals and credit reports are also collected. In addition, the Company collects late charges on real estate and consumer loans.

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

    The following table shows the Company's construction and commercial loans (excluding commercial real estate loans) by scheduled maturity or repricing interval at December 31, 2001:

                                               WITHIN      1-5       OVER 5
                                               1 YEAR     YEARS      YEARS      TOTAL
                                              --------   --------   --------   --------
                                                       (DOLLARS IN THOUSANDS)
Construction, net (all fixed rate)..........  $12,072      $ --       $ --     $12,072
Commercial loans (all variable rate)........   13,844        --         --      13,844
                                              -------      ----       ----     -------
    Total...................................  $25,916      $ --       $ --     $25,916
                                              -------      ----       ----     -------
    Percent of total........................    100.0%       --%        --%      100.0%

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

    At December 31, 2001, non-performing assets were 0.5% of total assets, compared with 0.08% and 0.09% at December 31, 2000 and 1999, respectively.

    The following table sets forth non-performing assets at the dates indicated:

                                                                             AT DECEMBER 31,
                                                           ----------------------------------------------------
                                                             2001       2000       1999       1998       1997
                                                           --------   --------   --------   --------   --------
                                                                          (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis and/or
  impaired...............................................   $3,881      $549       $616       $681      $  622
Accruing loans past due 90 days or more as to principal
  or interest............................................       78         7         --         50          91
                                                            ------      ----       ----       ----      ------
Total non-performing loans...............................    3,959       556        616        731         713
Real estate acquired by foreclosure and other real estate
  owned..................................................       --        --         --         --         265
                                                            ------      ----       ----       ----      ------
Total non-performing assets..............................   $3,959      $556       $616       $731      $  978
                                                            ------      ----       ----       ----      ------

    Impaired loans totaling $3,432,000 and $94,000, at December 31, 2001 and 2000, respectively, required an allocation of $2,181,000 and $15,000, respectively, of the allowance for possible loan losses. The remaining impaired loans did not require any allocation of the reserve for possible loan losses.

    The increase in non-accrual loans is primarily related to 2 credits, the most significant of which is a $3,363,000 relationship which is primarily a commercial credit involved in the telecommunications industry.

    The average balance of impaired and/or non-accrual loans was approximately $704,000, $468,000 and $666,000 in 2001, 2000 and 1999, respectively. The total amount of interest income recognized on impaired loans during 2001, 2000 and 1999 was approximately $39,000, $70,000, and $64,000, respectively, which approximated the amount of cash received for interest during that period. The Company has no commitments to lend additional funds to borrowers whose loans have been deemed to be impaired.

    Currently, in the single family home sector, prices are stable and properties are selling quickly. Additionally, Boston area vacancy rates on commercial real estate properties have remained relatively low in comparison to the early 1990's which has helped to support the market values of those properties although these vacancy rates have begun to rise over the past year. The Company cannot predict the impact on future provisions for possible loan losses that may result from future market conditions. While the regional economy has been stable and the local residential real estate market has been strong over the past couple of years, it is difficult to predict to what extent such stabilization and overall strong economic conditions will continue.

    ALLOWANCE FOR POSSIBLE LOAN LOSSES. The following table summarizes changes in the allowance for possible loan losses and other selected statistics for the years indicated:

                                                              AT DECEMBER 31,
                                            ----------------------------------------------------
                                              2001       2000       1999       1998       1997
                                            --------   --------   --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Balance, beginning of year................  $  3,856   $  3,701   $  3,077   $  2,280   $  1,811
Loans charged off:
Real estate--residential..................        --         17         11         18        100
Real estate--commercial...................        --         --          5         --         20
Real estate--construction.................        --         --         --         --         --
Commercial................................        --         --         --         --         --
Consumer..................................       243        267        248        206        246
                                            --------   --------   --------   --------   --------
Total loans charged-off...................       243        284        264        224        366
                                            --------   --------   --------   --------   --------
Loan recoveries:
Real estate--residential..................        18          5          4          7          5
Real estate--commercial...................        11        145        142        119         38
Real estate--construction.................        --         --         --         --         --
Commercial................................        --         --         --         --         --
Consumer..................................       135        129        102        135        162
                                            --------   --------   --------   --------   --------
Total recoveries..........................       164        279        248        261        205
                                            --------   --------   --------   --------   --------
Net charge-offs (recoveries)..............        79          5         16        (37)       161
                                            --------   --------   --------   --------   --------
Provision charged to operations...........     1,705        160        640        760        630
                                            --------   --------   --------   --------   --------
Balance, end of year......................  $  5,482   $  3,856   $  3,701   $  3,077   $  2,280
                                            --------   --------   --------   --------   --------
Average loans outstanding, net............  $385,149   $385,671   $368,578   $335,871   $304,925
                                            --------   --------   --------   --------   --------
Ratio of net charge-offs (recoveries) to
  average loans outstanding, net..........       .02%       .00%       .00%      (.01)%      .05%
                                            --------   --------   --------   --------   --------
Ratio of allowance for possible loan
  losses to gross loans at year end.......      1.32%      1.02%       .94%       .85%       .68%
                                            --------   --------   --------   --------   --------
Ratio of allowance for possible loan
  losses to non-performing loans..........     138.5%     693.5%     600.8%     420.9%     319.8%
                                            --------   --------   --------   --------   --------

    The following table summarizes the allocation of the allowance for possible loan losses for the years indicated:

                                                            AT DECEMBER 31,
                          -----------------------------------------------------------------------------------
                                   2001                     2000                     1999              1998
                          ----------------------   ----------------------   ----------------------   --------
                                       PERCENT                  PERCENT                  PERCENT
                                      OF LOANS                 OF LOANS                 OF LOANS
                                     IN CATEGORY              IN CATEGORY              IN CATEGORY
                                      TO GROSS                 TO GROSS                 TO GROSS
                           AMOUNT       LOANS       AMOUNT       LOANS       AMOUNT       LOANS       AMOUNT
                          --------   -----------   --------   -----------   --------   -----------   --------
                                                        (DOLLARS IN THOUSANDS)
Real estate--residential   $  907        73.3%      $  928        75.0%      $  959        79.4%      $  899
Real estate--commercial     1,586        17.4          608        15.5          590        13.1          479
Real
  estate--construction        235         4.2           56         3.4           35         1.5           71
Commercial..............    2,153         3.3          325         4.1          341         4.2          189
Consumer................      267         1.8          288         2.0          233         1.8          195
Unallocated.............      334         N/A        1,651         N/A        1,543         N/A        1,244
                           ------       -----       ------       -----       ------       -----       ------
Total...................    5,482       100.0%      $3,856       100.0%      $3,701       100.0%      $3,077
                           ------       -----       ------       -----       ------       -----       ------

                                    AT DECEMBER 31,
                          ------------------------------------
                             1998                1997
                          -----------   ----------------------
                            PERCENT                  PERCENT
                           OF LOANS                 OF LOANS
                          IN CATEGORY              IN CATEGORY
                           TO GROSS                 TO GROSS
                             LOANS       AMOUNT       LOANS
                          -----------   --------   -----------
                                 (DOLLARS IN THOUSANDS)
Real estate--residential      79.3%      $  869        80.2%
Real estate--commercial       13.8          372        11.7
Real
  estate--construction         1.9           77         2.3
Commercial..............       2.6          153         2.3
Consumer................       2.4          218         3.5
Unallocated.............       N/A          591         N/A
                             -----       ------       -----
Total...................     100.0%      $2,280       100.0%
                             -----       ------       -----

    Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based on management's evaluation of the amounts required to meet possible losses in the portfolio. The Company uses three methodologies to establish ranges of exposure to measure the adequacy of the allowance for possible loan losses. The first or "base" methodology is the Specific Identification Method. This method relies upon the Company's risk monitoring systems, timely identification of all potential problem credits and an accurate evaluation of related specific loss exposures. Additionally, this methodology employs the use of "normalized" charge-off or loss histories by loan category in order to establish reserves for those loans not specifically reviewed. The Company also utilizes a Risk Rating Approach which uses "actual" loss histories to determine reserve levels on "pass-rated" portions of its loan portfolios while utilizing regulatory reserve percentages for adversely classified loans. The Company then uses a Migration Approach which utilizes the Risk Rating Approach adjusted for potential migration of non-pass rated credits to a more adverse category. This methodology recognizes that no risk identification system has comprehensive knowledge at a point in time and therefore, there is an inherent unidentified risk of loss which is not accurately characterized or identified in the loan portfolio. As of December 31, 2001, it was noted that the Specific Identification Methodology, which was used for the compilation of the table above for consistency purposes, demonstrates the lowest requirement. The allowance for possible loan losses is within the range of estimated exposures and is deemed adequate but not excessive by management. However, ultimate loan losses may vary significantly from current estimates and future additions may be necessary.

    The Company's provision for possible loan losses in 2001 was $1,705,000, compared to $160,000 and $640,000 in 2000 and 1999, respectively. The primary reason for the increase in the provision for possible loan losses in 2001 as compared to 2000 was generally due to deterioration in 2 credits totalling approximately $3,432,000, both of which were on non-accrual at December 31, 2001. The provision for loan losses in 2000 was lower than 1999 due to favorable trends in the levels of watched assets, delinquency rates and overall lower charge-off levels.

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

    The following table sets forth certain information regarding the carrying value of the Company's investment portfolio, excluding mortgage-backed securities and Federal Home Loan Bank stock:

                                                                     AT DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Short-term investments......................................  $30,195    $   160    $   150
Federal funds sold..........................................    2,675         75         75
                                                              -------    -------    -------
Total short-term investments................................  $32,870    $   235        225
                                                              -------    -------    -------
Percent of total assets.....................................      4.3%       .03%       .01%
Investment securities:
  U. S. Government and federal agency obligations, at
    market..................................................  $17,788    $57,506    $42,043
  Other bonds and obligations, at market....................   16,453     28,701     23,786
                                                              -------    -------    -------
Subtotal....................................................   34,241     86,207     65,829
Marketable equity securities, at market.....................    3,297      9,593      8,165
                                                              -------    -------    -------
Total investment securities.................................  $37,538    $95,800    $73,994
                                                              -------    -------    -------
Percent of total assets.....................................      4.9%      13.2%      10.6%

    A schedule of the maturity distribution of investment securities held by the Company, other than marketable equity securities and FHLB stock, and the related weighted average yield, at December 31, 2001 follows:

                                   WITHIN ONE           AFTER ONE BUT          AFTER FIVE BUT           AFTER TEN
                                      YEAR            WITHIN FIVE YEARS       WITHIN TEN YEARS            YEARS
                              --------------------   --------------------   --------------------   --------------------
                                          WEIGHTED               WEIGHTED               WEIGHTED               WEIGHTED
                              AMORTIZED   AVERAGE    AMORTIZED   AVERAGE    AMORTIZED   AVERAGE    AMORTIZED   AVERAGE
                                COST       YIELD       COST       YIELD       COST       YIELD       COST       YIELD
                              ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                               (DOLLARS IN THOUSANDS)
U. S. Government and federal
  agency obligations........    $ --          --%     $10,369      2.95%     $ 5,301      7.06%     $ 2,000      6.45%
Other bonds and
  obligations...............      35        7.50        1,000      6.25%       1,063      7.00%      14,412      7.11%
                                ----        ----      -------      ----      -------      ----      -------      ----
Total.......................    $ 35        7.50%     $11,369      3.24%     $ 6,364      7.05%     $16,412      7.03%
                                ----        ----      -------      ----      -------      ----      -------      ----

    At December 31, 2001, the Company had 9 mortgage backed securities which had a total amortized cost of $46,588,000, each of which individually had an amortized cost in excess of ten percent of stockholders' equity, and were not obligations of the U. S. Government or federal agencies.

SOURCES OF FUNDS

    GENERAL. Deposits and borrowings are the Company's primary sources of funds for investment. The Company also derives funds from operations, amortization and prepayments of loans and sales of assets. Deposit flows vary significantly and are influenced by prevailing interest rates, money market conditions, economic conditions, location of Company offices and competition.

    DEPOSITS. Most of the Company's deposits are derived from customers who work or reside in the Company's primary service area. The Company's deposits consist of passbook savings accounts, special notice accounts, NOW accounts, money market deposit accounts, club accounts, money market certificates, negotiated rate certificates and term deposit certificates. The Company also offers Individual Retirement Accounts, which currently include a one-year variable rate account with monthly interest rate adjustments or a 1-, 2-, 2.5-, 3- or 4-year fixed-rate account. In addition, the Company currently offers non-interest NOW accounts for commercial customers and individuals. Although in previous years the Company has solicited brokered deposits, at December 31, 2001 there were no such deposits.

    At December 31, 2001, the Company's outstanding certificates of deposit with balances in excess of $100,000 are scheduled to mature as follows:

                                                              (IN THOUSANDS)
Three months or less........................................     $19,957
Over three to six months....................................      10,074
Over six to twelve months...................................       5,165
Over twelve months..........................................      10,148
                                                                 -------
                                                                 $45,344
                                                                 -------

OTHER ACTIVITIES

    SAVINGS BANK LIFE INSURANCE. The Company sells savings bank life insurance as an agent but not as an issuer and receives a commission on the sale.

    OTHER. The Company also offers safe deposit box services, automated teller machines and drive-up banking services. The Company also provides its borrowers the opportunity to purchase life, accident and disability insurance through a third-party insurance agency. The Company offers investment services (including annuities) to its customers through a third-party broker-dealer, and its insurance agency affiliate. The third-party pays fees to the Company based upon sales volume generated by the Company's brokers.

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

    Under the Gramm-Leach-Bliley Act, effective March 11, 2000, securities firms, insurance companies and other financial service providers that elect to become financial holding companies may acquire or establish banks. This has not yet resulted in significant changes to the competitive environment in which the Company operates.

EMPLOYEES

    As of December 31, 2001, the Bank had 204 full-time employees, consisting of 26 full-time officers and 178 full-time non-officers, as well as 112 part-time employees. None of the Company's employees is represented by a union or other labor organization. The Company provides its employees with a comprehensive range of employee benefit programs. Management believes that its employee relations are good.

ITEM 2. PROPERTIES

    The following table sets forth certain information relating to real estate owned or leased by the Company at December 31, 2001.

                                                          YEAR       OWNED      LEASE      RENEWAL
                                                         OPENED    OR LEASED     TERM       OPTION
                                                        --------   ---------   --------   ----------
Main Office:                                              1929       Owned          --           --
  533 Washington St...................................
  Abington, MA 02351

Branches:

  Shaw's Supermarket..................................    1999      Leased     10 years   2-5 years
  609 Belmont Street
  Brockton, MA 02301

  319 Monponsett Street...............................    1975       Owned          --           --
  Halifax, MA 02338

  584 Washington St...................................    1992       Owned          --           --
  Whitman, MA 02382

  157 Summer Street...................................    1995      Leased     20 years    10 years
  Kingston, MA 02364

  175 Center Street...................................    1992       Owned          --           --
  Pembroke, MA 02359

  523 Nantasket Ave...................................    1994      Leased     15 years          --
  Hull, MA 02045

  778 S. Franklin St..................................    1995      Leased     10 years   2-5 years
  Holbrook, MA 02343

  Shaw's Supermarket..................................    1997      Leased     5 years    2-5 years
  739 Chief Justice Cushing Way
  Cohasset, MA 02025

  Shaw's Supermarket..................................    1998      Leased     5 years    2-5 years
  121 Memorial Parkway
  Randolph, MA 02368

  Shaw's Supermarket..................................    1998      Leased     5 years    2-5 years
  430 Liberty Street
  Hanson, MA 02341

  Shaw's Supermarket..................................    2000      Leased     10 years   2-5 years
  75 Washington Street
  Cobb's Corner
  Canton, MA

  303 Columbia Road...................................    2001      Leased      1 year    3-5 years
  Hanover, MA

                                                          YEAR       OWNED      LEASE      RENEWAL
                                                         OPENED    OR LEASED     TERM       OPTION
                                                        --------   ---------   --------   ----------
Mortgage Offices:

  1115 West Chestnut Street...........................    1998      Leased     5 years           --
  Suite No. 202
  Brockton, MA 02301

  850 Southbridge Street..............................    1996      Leased     2 years           --
  Auburn, MA 01501

  401 Columbia Street.................................    1996      Leased     1 month           --
  Fall River, MA 02721

  102-B 34 Main Street Extension......................    1995      Leased          --           --
  Plymouth, MA 02360

Executive Office

  536 Washington St...................................    1989       Owned          --           --
  Abington, MA 02351

Business Banking Offices:

  538 Bedford St......................................    1995      Leased      1 year           --
  Abington, MA 02351

ITEM 3. LEGAL PROCEEDINGS

    The Company is a defendant in various legal matters, none of which is believed by management to be material to the consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                                                     PRICE
                                                              -------------------   DIVIDENDS
                                                                HIGH       LOW      DECLARED
                                                              --------   --------   ---------
2002 (through February 28, 2002)                               $15.75     $15.06      $ --

2001

4th quarter.................................................    15.63      13.46       .10
3rd quarter.................................................    16.80      13.25       .10
2nd quarter.................................................    15.80      13.00       .10
1st quarter.................................................    13.44      11.63       .10

2000

4th quarter.................................................    11.06       8.75       .09
3rd quarter.................................................    11.19       8.75       .09
2nd quarter.................................................     9.88       8.75       .09
1st quarter.................................................    11.75       9.38       .09

1999

4th quarter.................................................    13.00      10.69       .05
3rd quarter.................................................    13.75      12.06       .05
2nd quarter.................................................    14.75      13.25       .05
1st quarter.................................................    15.13      12.75       .20

    As of February 28, 2002, the Company had approximately 758 stockholders of record who held 3,184,352 outstanding shares of the Company's Common Stock. The number of stockholders indicated does not reflect the number of persons or entities who hold their common stock in nominee or "street" name through various brokerage firms. If all of such persons are included, the Company believes that there are approximately 1,531 beneficial owners of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                                       AT DECEMBER 31,
                                                    -----------------------------------------------------
                                                      2001        2000       1999       1998       1997
                                                    ---------   --------   --------   --------   --------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance Sheet Data:
Total assets......................................  $ 770,118   $728,249   $696,250   $591,151   $531,986
Total loans, net..................................    403,552    374,138    388,710    360,735    330,792
Investment securities(1)..........................     50,448    108,710     86,903     61,184     47,187
Mortgage-backed securities........................    240,089    194,411    161,630    129,700    126,016
Deposits..........................................    497,459    454,747    389,692    363,953    324,934
Borrowed funds....................................    201,549    222,132    259,751    177,128    165,910
Preferred beneficial interest in junior
  subordinated debentures, net(3).................     12,163     12,086     12,010     11,934         --
Stockholders' equity..............................     39,151     34,305     27,832     33,060     36,321
Book value per share(2)...........................      12.56      11.18       8.72       9.88       9.99

                                                                  YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------------
                                                      2001        2000       1999       1998       1997
                                                    ---------   --------   --------   --------   --------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)(2)
Operating Data:
Interest and dividend income......................  $  50,493   $ 48,349   $ 42,242   $ 38,442   $ 36,297
Interest expense..................................     27,643     28,396     23,092     21,585     20,091
                                                    ---------   --------   --------   --------   --------
Net interest income...............................     22,850     19,953     19,150     16,857     16,206
Provision for possible loan losses................      1,705        160        640        760        630
                                                    ---------   --------   --------   --------   --------
Net interest income after provision for possible
  loan losses.....................................     21,145     19,793     18,510     16,097     15,576
                                                    ---------   --------   --------   --------   --------
Non-interest income:
  Loan servicing fees.............................        255        311        365        469        558
  Customer service fees...........................      7,949      6,396      4,491      3,816      3,276
  Gain (loss) on securities, net..................     (1,723)       405        823      1,731        540
  Gain on sales of loans, net.....................      2,888      1,315      1,222        492        236
  Net gain (loss) on sales and write-down of other
    real estate owned.............................         (2)        --         68         43        109
  Other...........................................        402        472        404        358        267
                                                    ---------   --------   --------   --------   --------
  Total non-interest income.......................      9,769      8,899      7,373      6,909      4,986
                                                    ---------   --------   --------   --------   --------
Non-interest expenses.............................     25,705     21,675     19,420     16,267     13,505
                                                    ---------   --------   --------   --------   --------
Income before income taxes and cumulative effect
  of change in accounting principle...............      5,209      7,017      6,463      6,739      7,057
Provision for income taxes........................      1,834      2,524      2,314      2,368      2,679
                                                    ---------   --------   --------   --------   --------
Net income before cumulative effect of accounting
  change..........................................  $   3,375   $  4,493   $  4,149   $  4,371   $  4,378
  Cumulative effect of change in accounting
    principle, net of taxes.......................       (298)        --         --         --         --
                                                    ---------   --------   --------   --------   --------
  Net income......................................  $   3,077   $  4,493   $  4,149   $  4,371   $  4,378
                                                    ---------   --------   --------   --------   --------
Basic earnings per share--
  Income before cumulative effect of change in
    accounting principle..........................  $    1.09   $   1.46   $   1.26   $   1.25   $   1.18
                                                    ---------   --------   --------   --------   --------
  Cumulative effect of change in accounting
    principle.....................................       (.10)        --         --         --         --
                                                    ---------   --------   --------   --------   --------
                                                    $     .99   $   1.46   $   1.26   $   1.25   $   1.18
                                                    ---------   --------   --------   --------   --------
Diluted earnings per share--
  Income before cumulative effect of change in
    accounting principle..........................  $    1.04   $   1.41   $   1.20   $   1.17   $   1.10
  Cumulative effect of change in accounting
    principle.....................................      (0.09)        --         --         --         --
                                                    ---------   --------   --------   --------   --------
                                                    $     .95   $   1.41   $   1.20   $   1.17   $   1.10
                                                    ---------   --------   --------   --------   --------
Dividends per share(4)............................  $     .40   $    .36   $    .35   $    .30   $    .20
                                                    ---------   --------   --------   --------   --------

                                                                  YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------------
                                                      2001        2000       1999       1998       1997
                                                    ---------   --------   --------   --------   --------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)(2)
Selected Ratios:
Return on average total assets....................        .40%       .64%       .66%       .79%       .87%
Interest rate spread..............................       3.20       2.89       3.15       3.13       3.29
Return on average equity..........................       8.02      15.14      13.42      12.68      12.59
Dividend payout ratio.............................      40.46      24.46      27.84      23.95      16.90
Average equity to average total assets............       4.95       4.23       4.90       6.26       6.94

--------------------------

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

    In August 1997, the Company opened, in Cohasset, the first of five planned de novo supermarket branches, with the Randolph (April) and Hanson (September) branches opening in 1998, Brockton (May) opening in 1999 and Canton opening in November 2000. Additionally, the Company opened a new traditional branch in Hanover in July 2001. This expansion of the Company's retail branch network is consistent with the Company's strategy of controlled growth with a focus on core retail deposit relationships and will enable the Company to have a greater regional presence.

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

    The Company wishes to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various risks and uncertainties, including regional and national economic conditions, changes in the real estate market, changes in levels of market interest rates, credit risks of lending activities, competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. The Company disclaims any intent or obligation to update forward-looking statements whether in response to new information, further events or otherwise.

NET INTEREST INCOME

    Net interest income is affected by the mix and volume of assets and liabilities, and levels of prepayment primarily on loans and mortgage-backed investments, the movement and level of interest rates, and interest spread, which is the difference between the average yield received on earning assets and the average rate paid on deposits and borrowings. The Company's net interest rate spread was 3.20% and 2.89% for the years ended December 31, 2001 and 2000.

    The level of non-accrual loans and other real estate owned can have an impact on net interest income. At December 31, 2001, the Company had $3,881,000 in non-accrual loans and no other real estate owned compared to $549,000 in non-accrual loans and no other real estate owned as of December 31, 2000.

    The table on the following page presents average balances, interest income and expense and average yields earned or rates paid on the major categories of assets and liabilities for the years indicated.

                                                                     YEARS ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------------------------
                                              2001                             2000                             1999
                                 ------------------------------   ------------------------------   ------------------------------
                                 AVERAGE    INTEREST    YIELD     AVERAGE    INTEREST    YIELD     AVERAGE    INTEREST    YIELD
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                      (DOLLARS IN THOUSANDS)
Assets
  Earning assets:
  Federal funds sold and
    short-term investments.....  $  4,431   $   121      2.73%    $  1,005   $    58      5.77%    $    436   $    32      7.34%
  Bonds and obligations(2).....    55,234     4,034      7.30       80,797     5,591      6.92       63,607     4,237      6.66
  Marketable equity
    securities(1)..............    20,379       972      4.77       21,440     1,031      4.81       16,859       706      4.19
  Mortgage-backed
    investments(2).............   239,381    15,856      6.62      182,432    12,377      6.78      146,508     9,439      6.44
  Loans(3).....................   385,149    29,510      7.66      385,671    29,292      7.60      368,578    27,828      7.55
                                 --------   -------      ----     --------   -------      ----     --------   -------      ----
    Total earning assets.......   704,574    50,493      7.17      671,345    48,349      7.20      595,988    42,242      7.09
                                 --------   -------      ----     --------   -------      ----     --------   -------      ----
  Cash and due from banks......    22,036                           19,171                           16,414
  Other assets.................    47,850                           11,515                           18,273
                                 --------                         --------                         --------
    Total assets...............  $774,460                         $702,031                         $630,675
                                 --------                         --------                         --------
Liabilities and Stockholders'
  Equity
  Interest-bearing liabilities:
    NOW deposits...............  $ 70,521   $   443       .63%    $ 60,632   $   484       .80%    $ 51,744   $   440       .85%
    Savings deposits...........   145,850     3,191      2.19      126,488     2,858      2.26      115,726     2,545      2.20
    Time deposits..............   193,418    11,063      5.72      174,785     9,675      5.54      164,254     8,404      5.12
                                 --------   -------      ----     --------   -------      ----     --------   -------      ----
      Total interest-bearing
        deposits...............   409,789    14,697      3.59      361,905    13,017      3.60      331,724    11,389      3.43

  Short-term borrowings........    27,087     1,216      4.49      105,813     6,572      6.21       96,005     4,943      5.15
  Long-term debt...............   197,260    11,730      5.95      137,546     8,807      6.40      113,905     6,760      5.93
                                 --------   -------      ----     --------   -------      ----     --------   -------      ----
      Total interest-bearing
        liabilities............   634,136    27,643      4.36      605,264    28,396      4.69      541,634    23,092      4.26
                                 --------   -------      ----     --------   -------      ----     --------   -------      ----
  Non-interest-bearing
    deposits...................    62,110                           53,553                           44,338
                                 --------                         --------                         --------
      Total deposits and
        borrowed funds.........   696,246                3.97      658,817                4.31      585,972                3.94
  Other liabilities............    39,870                           13,538                           13,795
                                 --------                         --------                         --------
  Total liabilities............   736,116                          672,355                          599,767
  Stockholders' equity.........    38,344                           29,676                           30,908
                                 --------                         --------                         --------
      Total liabilities and
        stockholders' equity...  $774,460                         $702,031                         $630,675
                                 --------                         --------                         --------
  Net interest income..........             $22,850                          $19,953                          $19,150
                                            -------                          -------                          -------
  Interest rate spread (4).....                          3.20%                            2.89%                            3.15%
                                                         ----                             ----                             ----
  Net yield on earning assets
    (5)........................                          3.24%                            2.97%                            3.21%
                                                         ----                             ----                             ----

------------------------------

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

                                                                                 YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------------------------
                                                                       2001 VS 2000                     2000 VS 1999
                                                              ------------------------------   ------------------------------
                                                                   INCREASE (DECREASE)              INCREASE (DECREASE)
                                                               DUE TO     DUE TO                DUE TO     DUE TO
                                                               VOLUME      RATE      TOTAL      VOLUME      RATE      TOTAL
                                                              --------   --------   --------   --------   --------   --------
                                                                                  (DOLLARS IN THOUSANDS)
Interest and dividend income:
  Loans.....................................................   $  (40)   $   258     $  218     $1,297    $   167     $1,464
  Bonds and obligations.....................................   (1,852)       295     (1,557)     1,184        170      1,354
  Marketable equity securities..............................      (51)        (8)       (59)       210        115        325
  Mortgage-backed securities................................    3,779       (300)     3,479      2,415        523      2,938
  Federal funds sold and short-term investments.............      107        (44)        63         34         (8)        26
                                                               ------    -------     ------     ------    -------     ------
    Total interest and dividend income......................    1,943        201      2,144      5,140        967      6,107
                                                               ------    -------     ------     ------    -------     ------
Interest expense:
  NOW deposits..............................................       72       (113)       (41)        72        (28)        44
  Savings deposits..........................................      426        (93)       333        242         71        313
  Time deposits.............................................    1,058        330      1,388        543        728      1,271
  Short-term borrowings.....................................   (3,902)    (1,454)    (5,356)       539      1,090      1,629
  Long-term debt............................................    3,589       (666)     2,923      1,483        564      2,047
                                                               ------    -------     ------     ------    -------     ------
    Total interest expense..................................    1,243     (1,996)      (753)     2,879      2,425      5,304
                                                               ------    -------     ------     ------    -------     ------
Net interest income.........................................   $  700    $ 2,197     $2,897     $2,261    $(1,458)    $  803
                                                               ------    -------     ------     ------    -------     ------

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2001 AND 2000

GENERAL

    Net income for 2001 was $3,077,000 or $.95 per diluted share compared to net income of $4,493,000 or $1.41 per diluted share from 2000, a net decrease of $1,416,000 or 31.5%. The overall decrease was attributable to increases in net realized losses on securities (corporate bond loss), provisions for possible loan losses, cumulative effect of change in accounting for costs of sales incentives, occupancy expenses (real estate writedowns), non-interest expenses and salaries and benefits expense partially offset by increases in net interest margins, customer service fees and gains on mortgages.

INTEREST AND DIVIDEND INCOME

    Interest and dividend income increased $2,144,000 or 4.4% during 2001 as compared to 2000. The increase was attributable to increases in average earnings assets, which was partially offset by a decrease in the yield on certain of those assets. The balance of average earning assets for 2001 was $704,574,000 as compared to $671,345,000 in 2000, an overall increase of $33,229,000 or 4.9%.

    The increase in earning assets was primarily driven by increases in mortgage-backed investments, offset in part by decreases in investment securities. The average balance of mortgage-backed securities was $239,381,000 for 2001 as compared to $182,432,000 for 2000, an increase of $56,949,000 or 31.2%. Investment securities average balances declined to $55,234,000 in 2001 from $80,797,000 in 2000, for decreases of $25,563,000 or 31.6%. The yield on mortgage-backed investments was 6.62% in 2001 as compared to 6.78% for 2000. The yield on investment securities was 7.30% in 2001 as compared to 6.92% in 2000. The yield on investment securities in 2001 was positively influenced by two agency issued bonds which had been purchased at a discount and were called at the issuer's option during the year. This resulted in $221,000 of discounts being taken into income which increased the yield on investment securities by 40 basis points. The resulting investment securities yield for 2001 excluding these discounts was 6.90%, which was slightly below the 2000 yield on these same investments. The yields on both mortgage-backed investments and investment securities have been primarily influenced by the rate environment which existed in 2001. From
June 1999 through July 2000, the Federal Reserve Bank raised the inter-bank borrowing rate by 175 basis points. From January 2001 through December 2001, the Federal Reserve Bank lowered the inter-bank borrowing rate 475 basis points which in turn, but to a lesser degree has influenced yields on assets purchased since the second quarter of 2001, particularly in relation to the yields available for comparable securities a year ago.

    The average balances of loans decreased slightly to $385,149,000 in 2001 as compared to $385,671,000 in 2000, a decrease of $522,000 or .1%. The balances declined primarily as a result of residential mortgage loans paying off more quickly in 2001 due to historically lower interest rates available on new mortgages which prompted customers to refinance those loans (see later discussion regarding mortgage origination volumes and gains on sales of mortgages). Additionally, given the historically low rates available on loans originated or for purchase, management elected to purchase mortgage-backed investment securities rather than loans due to generally shorter available average lives in light of the current interest rate environment in comparison to those historically typically available.

INTEREST EXPENSE

    Interest expense for 2001 decreased $753,000 or 2.7% to $27,643,000 in 2001 from $28,396,000 in 2000, generally due to decreases in the rates paid on non-time deposits and borrowed funds and declines in the average balances of borrowed funds, offset in part by increases in the rates paid on time deposits and overall increases in average deposit balances. The average balance of core and time deposits rose to $278,481,000 and $193,418,000, respectively, in 2001 as compared to $240,673,000 and $174,785,000, respectively, in 2000, for increases of $37,808,000 or 15.7% and $18,633,000 or 10.7%, respectively. These increases in core and time deposits in 2001 as compared to 2000 relate to the attractiveness of the Company's retail products and services in the marketplace it serves as well as reflecting some of the benefits of the fallout from the "in market" bank merger activity in mid-2000. Management will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates. The average balances of borrowed funds decreased overall to $224,347,000 in 2001 as compared to $243,359,000 in 2000, a decline of $19,012,000 or 7.8%. This decrease in borrowings was achieved due to the Company's success in attracting deposits over the past year.

    The blended average rate paid on deposits and borrowed funds was 4.36% in 2001 as compared to 4.69% in 2000. The overall weighted average rates paid on borrowed funds declined to 5.77% in 2001 from 6.32% in 2000. This decrease is reflective of actions taken by the Federal Reserve Bank in 2001. The weighted average rates paid on deposits was 3.59% in 2001 as compared to 3.60% in 2000. The cost of core deposits, including non-interest bearing DDAs, declined to 1.30% in 2001 from 1.39% in 2000. The cost of time deposits, however, actually increased to 5.72% in 2001 from 5.54% in 2000 despite the declining interest rate environment. The rates paid on time deposits increased in 2001 generally due to intense competition on the pricing of time deposits which has existed since the third quarter of 2000. It is anticipated given the current interest rate environment, that the rates paid on time deposits and borrowed funds could decline from current levels in future periods as they reach maturity. See "Asset/Liability Management" for further discussion of the competitive market for deposits and overall strategies for the uses of borrowed funds.

NON-INTEREST INCOME

    Total non-interest income increased $870,000 or 9.8% in 2001 as compared to 2000. Customer service fees, which were $7,949,000 in 2001 as compared to $6,396,000 in 2000 for an increase of $1,553,000 or 24.3%. These fees rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios and continued success in cross-selling customers other products and services, debit card activity and sales of mutual funds and annuities (the Company received regulatory approval to sell insurance annuities in May 2001). The sales of mutual funds and insurance annuities accounted for $335,000 of the aforementioned increase in customer service fees. Loan servicing fees and gains on sales of mortgage loans were $255,000 and $2,888,000 respectively in 2001 as compared to $311,000 and $1,315,000, respectively, in 2000. The increase in gains on sales of mortgage loans of $1,573,000 or 119.6% was generally due to a favorable market for residential loan originations which existed for most of 2001 as compared to 2000. This favorable market was due to lower available mortgage rates in 2001. It is expected that the volume of mortgage originations will likely decline in 2002 in comparison to these historically high levels in 2001. Loan servicing fees have continued to decline as the Company has been selling loans on a servicing released basis since 1996 and as a result, in combination with loan payoffs this portfolio has continued to decline.

    Losses on securities, net, were $1,723,000 in 2001 as compared to gains of $405,000 in 2000, for a decrease of $2,128,000. The results for 2001 include a writedown and subsequent loss on sale of a corporate bond of $2,618,000 in 2001. Management made the decision to sell this bond in the fourth quarter of 2001, which was the only investment holding which had been downgraded to below investment grade, after considering the issuer's (Crown, Cork & Seal) financial difficulties exacerbated by continuing asbestos litigation claims. There were also approximately $2,122,000 in realized losses on sales of equity securities during the year, particularly in the technology and telecommunication sectors, as part of management's strategy to re-position the equity portfolio holdings given current market conditions and as part of overall tax planning. These losses were offset by gains on sales of equities during the year of $847,000 and an additional $2,177,000 of gains on sales of mortgage-backed and investment securities during the year. These gains on sales of mortgage-backed securities and agency securities were generally taken on those holdings, some of which were previously purchased at a discount, which were likely to be called or had a high risk of being prepaid.

NON-INTEREST EXPENSE

    Non-interest expenses for 2001 increased $4,030,000 or 18.6% compared to 2000. Salaries and employee benefits increased $1,499,000 or 13.6% in 2001 as compared to 2000 primarily due to the opening of the Canton (November 2000) and Hanover (July 2001) branches ($340,000); increases in salaries and commissions on brokerage and annuity sales associated with higher revenues and sales volumes ($329,000); increases in salaries and commissions associated with the increases in mortgage origination and sales volumes and related gains on sales (approximately $212,000) and other general increases in salaries and customer service staffing levels. These increases correspond with the Company's strategic focus of attracting new core deposits and new customer service relationships. Occupancy expenses were $831,000 or 26.0% higher in 2001 as compared to 2000. This increase included approximately $635,000 of writedowns related to management's re-valuation of some non-branch premises and real estate holdings in the fourth quarter of 2001. Additionally, the cost for occupancy and equipment were also influenced by the openings of the Canton (November 2000) and Hanover (July 2001) offices the impact of which increased costs by approximately $208,000. The Company also realized increases in the cost of utilities and snow removal during 2001 as compared to 2000 of approximately $74,000. These increases were partially offset by a decrease in occupancy and equipment expenses related to the expiration of maintenance contracts associated with the Company's prior mainframe system of approximately $177,000.

    Other non-interest expenses, including Trust Preferred Securities Expense, also increased $1,700,000 or 22.8%. This increase was attributable to increases associated with the Company's payments to a third party service bureau (the Company converted from an in-house mainframe system in June 2000), which have also been influenced by higher customer volumes in 2001 as compared to 2000 (approximately $482,000), increases in marketing expenses ($420,000), increases in costs for item processing and statement rendering which were related to higher volumes of items processed and accounts serviced (approximately $164,000) higher foreclosure and workout related expenses primarily associated with legal and professional cost for one large credit (approximately $206,000; see Provision for Loan Losses and Credit Quality for additional discussion) and other general volume related and inflationary increases.

PROVISION FOR POSSIBLE LOAN LOSSES

    The provision for possible loan losses was $1,705,000 for 2001 which had increased from $160,000 in 2000, for an increase of $1,545,000 or 965.6%. This increase in provision primarily related to two credits, both of which were on non-accrual at December 31, 2001. The most significant of these credits was a $3,363,000 relationship which was primarily a commercial credit involved in the telecommunications industry. The delinquency rate and non-performing assets at December 31, 2001 were 1.16% and $3,959,000, respectively as compared to .22% and $556,000, respectively, at December 31,2001. Without the aforementioned telecommunications credit, the delinquency and non-performing asset levels would have been .30% and $518,000, respectively, which is more consistent with the December 31, 2000 levels. The allowance for loan losses is arrived at by management after careful consideration of various asset quality factors including delinquency rates and trends, non-performing and "watched" asset levels and overall historical charge-off rates by major loan type. The resulting allowance for loan losses were 1.34% and 1.02% at December 31, 2001 and 2000, respectively.

PROVISION FOR INCOME TAXES

    The Company's effective income tax rate for 2001 was 35.2% as compared to 36.0% in 2000. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING

    In December 2001, the Company elected to early adopt EITF 00-14-"Accounting for Certain Sales Incentives." This pronouncement provided additional guidance for the accounting for the cost of incentives given to customers to open new deposit accounts with the Bank. Under this guidance the cost of the incentive should be charged to earnings on the date the account is opened. This varies from the previous methodology used by the Company which was to defer this cost and amortize it to expense over the expected life of the deposit account relationship. The impact of this change in accounting is reflected on a net of tax basis as if it were applied at the beginning of the current year. The cumulative effect of this change in accounting principle was to write off the unamortized portion of previously capitalized incentives at January 1, 2001 totaling $298,000, net of tax. Additionally previously reported quarterly operating results have been restated to reflect the application of the new accounting principle in 2001. This quarterly restatement did not have a material impact on the quarterly results (Note 25)

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND 1999

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

INTEREST AND DIVIDEND INCOME

    Interest and dividend income increased $6,107,000 or 14.5% during 2000, as compared to 1999. The increase was attributable to increases in earning assets and, to a lesser degree, increases in the yield earned on those assets. The balance of average earning assets for 2000 was approximately $671,345,000 as compared to $595,988,000 in 1999, an overall increase of $75,357,000 or 12.6%.
The increase in earning assets was, in part, due to increases in average loan balances which were $385,671,000 for 2000, as compared to $368,578,000 for 1999, an increase of $17,093,000 or 4.6%. This increase in balances was generally caused by larger volumes of commercial loan originations in 1999 and into 2000 as well as higher residential loan balances which were the result of loan originations/ purchases throughout 1999 and into 2000. See "Liquidity and Capital Resources" and "Asset/Liability Management" for further discussion of the Company's loan purchasing and investment strategies.

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

    Average balances of mortgage-backed investments and bond investment securities were $182,432,000 and $80,797,000, respectively, for 2000 as compared to $146,508,000 and $63,607,000, respectively, for the corresponding period in 1999. These balances, when combined, increased $53,114,000 or 25.3%. The yields on mortgage-backed investments and bond investment securities rose to 6.78% and 6.92%, respectively, in 2000, from 6.44% and 6.66%, respectively, in 1999. This was generally due to the acquisition of higher yielding securities over the past year. During 2000, management has acquired mortgage-backed and investment securities in lieu of aggressively purchasing residential loans in order to provide the Company with better overall yields without sacrificing credit quality. These investments were also deemed by management to be a better fit for the balance sheet for asset-liability purposes.

INTEREST EXPENSE

    Interest expense for 2000 increased $5,304,000 or 23.0% compared to 1999, generally due to increases in the average balances of deposits and borrowed funds as well as the rates paid on time deposits and borrowed funds. The average balance of core and time deposits rose to $240,673,000 and $174,785,000, respectively, for 2000 as compared to $211,808,000 and $164,254,000, respectively, in 1999, for increases of 13.6% and 6.4%, respectively. The increase noted for 2000 as compared to 1999 relates to the attractiveness of the Company's retail products and services in the marketplace it serves as well as reflecting some of the fallout from "in market" bank merger activity which displaced many customers who sought an alternative to their prior banking relationship primarily in the first half of 2000. This was beneficial to the Company as well as many other community banks in the region. The Company has continued to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings. The average balances of borrowed funds increased overall during 2000 as compared to 1999, to $243,359,000 from $209,910,000, an increase of 15.9%. These increased borrowings were used to fund earning asset growth over 2000.

    The blended weighted average rate paid on interest-bearing deposits and borrowed funds was 4.69% for 2000 as compared to 4.26% in 1999. The overall weighted average rates paid on borrowed funds increased to approximately 6.32% in 2000 from 5.58% in 1999. This increase was reflective of the net cumulative effect of actions taken by the Federal Reserve between July 1999 and August of 2000 to increase the inter-bank borrowing rate by 175 basis points. The Company will continue to evaluate the use of borrowing as an alternative funding source for asset growth in future periods. See "Asset/ Liability Management" for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds. The weighted average rates paid on interest-bearing deposits was 3.60% in 2000 as compared to 3.43% in 1999. The overall cost of deposits increased primarily due to market competition for time deposits. The level of competitive rates for time deposits in 2000 was consistent with the desire of many banks in the marketplace to attract new customers in a period of significant consumer disruption (see earlier discussion of in-market bank merger activity). The Company's cost of time deposits rose to 5.54% in 2000 from 5.12% in 1999. The overall impact on the cost of deposits was mitigated by the Company's continued success in attracting core deposits (DDAs, NOWs, savings and money markets) through its retail and promotional efforts during the year despite overall increases in economic rates and other competitive factors.

NON-INTEREST INCOME

    Total non-interest income increased $1,526,000 or 20.7% in 2000 in comparison to 1999. Customer service fees, which were $6,396,000 in 2000 as compared to $4,491,000 for 1999, for an increase of $1,905,000 or 42.4%, rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios. Also, in May 2000, the Company was granted regulatory approval to sell insurance annuities. This and other brokerage related activities accounted for approximately $802,000 of the aforementioned increase in customer service fees. Loan servicing fees and gains on sales of mortgage loans were $311,000 and $1,315,000, respectively, in 2000 as compared to $365,000 and $1,222,000, respectively, in 1999, a combined increase of $39,000 or 2.5%. The increase in loan gains for 2000 as compared to 1999 was generally reflective of the expanded capacity and actual residential mortgage originations and sales as the result of Old Colony Mortgage which were included in the consolidated results of operations for 12 months in 2000 as compared to 9 months in 1999. As the Company has been selling loans generally on a servicing released basis since 1996, the portfolio of loans serviced for others has declined which has caused the continued drop in loan servicing income.

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

PROVISION FOR POSSIBLE LOAN LOSSES

    The provision for possible loan losses for 2000 was $160,000 as compared to $640,000 in 1999. The lower levels of provision were generally attributable to continued strength and improvements in other asset quality factors, such as delinquency, charge offs, non-performing and "watched" assets that management uses to measure and evaluate the adequacy of loan loss reserve levels. The resulting level of loan loss reserves were approximately 1.02% of period end loans at December 31, 2000 as compared to .95% at December 31, 1999.

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

RATE CHANGE                                               ESTIMATED EXPOSURE AS A
(BASIS POINTS)                                            % OF NET INTEREST INCOME
--------------                                            ------------------------
+200....................................................             3.19%
-200....................................................           (2.52)%

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

    Management desires to expand its interest earning asset base in future periods primarily through growth in the Company's loan portfolio. Loans comprised approximately 54.7% of the average interest earning assets in 2001. In the future, the Company intends to continue to be competitive in the residential mortgage market but plans to place greater emphasis on home equity and commercial loans. The Company also historically has been and expects to remain active in pursuing wholesale opportunities to purchase loans. During 2001, 2000 and 1999, the Company acquired approximately $79,700,000, $0, and $73,000,000, respectively, of residential first mortgages which are serviced by others.

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

    One of the factors influencing earning asset levels and their yields since 1997 has been the intensity of prepayment activity on mortgage related assets which have been prompted by the very attractive refinancing opportunities that the market has presented consumers for the better part of the past three years. This has contributed to the continued downward trend in asset yields in 1998 and 1999. This effect was offset in part by the acquisition/origination of loans and investments at higher yields in 2000, due to the rising interest rate environment which existed. Management does anticipate, however, given the early market trends and interest rate forecasts by economists, that prepayment activity and declining asset yield trends may develop in 2001.

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

    The Company is also a voluntary member of the Federal Home Loan Bank ("FHLB") of Boston. This borrowing capacity assists the Company in managing its asset/liability growth because, at times, the Company considers it more advantageous to borrow money from the FHLB of Boston than to raise money through non-core deposits (i.e., certificates of deposit). Borrowed funds totaled $201,549,000 at December 31, 2001 compared to $222,132,000 at December 31, 2000.
These borrowings are primarily comprised of FHLB of Boston advances and have primarily funded residential loan originations and purchases as well as mortgage-backed investments and investment securities.

    Also, the Company obtained funding in June 1998 through the issuance of Trust Preferred Securities which carry a higher interest rate than similar FHLB borrowings but at the same time are included as capital, without diluting earnings per share and are tax deductible. See "Liquidity and Capital Resources" for further discussion.

    The following table sets forth maturity and repricing information relating to interest sensitive assets and liabilities at December 31, 2001. The balance of such accounts has been allocated among the various periods based upon the terms and repricing intervals of the particular assets and liabilities. For example, fixed rate residential mortgage loans and mortgage-backed securities, regardless of "available for sale" classification, are shown in the table in the time periods corresponding to projected principal amortization computed based on their respective weighted average maturities and weighted average rates using prepayment data available from the secondary mortgage market.

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

                                                                 REPRICING/MATURITY INTERVAL
                                        -----------------------------------------------------------------------------
                                                                                                    OVER
AT DECEMBER 31, 2001                    0-6 MOS.    6-12 MOS.   1-2 YRS.    2-3 YRS.   3-5 YRS.    5 YRS.     TOTAL
--------------------                    ---------   ---------   ---------   --------   --------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
Assets subject to interest rate
  adjustment:
  Short-term investments..............  $  32,870   $      --   $      --   $     --   $     --   $     --   $ 32,870
  Bonds and obligations...............      4,521       6,013      11,378      8,162      1,000      3,106     34,180
  Mortgage-backed investments.........     31,949      20,345      32,319     25,289     41,282     86,461    237,645
Mortgage loans subject to rate
  review..............................     49,523      10,660      27,517     11,414     28,233      1,155    128,502
  Fixed rate mortgage loans...........     78,574      27,952      36,828     26,892     55,757     33,184    259,187
  Commercial and other loans
    contractual maturity..............     13,593       7,509       1,682      1,307      1,765        489     21,345
                                        ---------   ---------   ---------   --------   --------   --------   --------
    Total.............................    211,030      67,479     109,724     73,064    128,037    124,395    713,729
                                        ---------   ---------   ---------   --------   --------   --------   --------
Liabilities subject to interest rate
  adjustment:
  Money market deposit accounts.......     31,314          --          --         --         --         --     31,314
  Savings deposits--term
    certificates......................    120,745      29,383      15,605      7,828     14,097         --    187,658
  Other savings accounts..............    212,143          --          --         --         --         --    212,143
  Borrowed funds......................     62,049      20,000      25,000     15,000      5,000     74,500    201,549
                                        ---------   ---------   ---------   --------   --------   --------   --------
    Total.............................    426,251      49,383      40,605     22,828     19,097     74,500    632,664
                                        ---------   ---------   ---------   --------   --------   --------   --------
Guaranteed preferred beneficial
  interest in junior subordinated
  debentures..........................         --          --          --         --         --     12,163     12,163
                                        ---------   ---------   ---------   --------   --------   --------   --------
Excess (deficiency) of rate sensitive
  assets over rate sensitive
  liabilities.........................   (215,221)     18,096      69,119     50,236    108,940     37,732     68,902
                                        ---------   ---------   ---------   --------   --------   --------   --------
Cumulative excess (deficiency) of rate
  sensitive assets over rate sensitive
  liabilities (1).....................  $(215,221)  $(197,125)  $(128,006)  $(77,770)  $ 31,170   $ 68,902
                                        ---------   ---------   ---------   --------   --------   --------
Rate sensitive assets as a percent of
  rate sensitive liabilities
  (cumulative)........................       49.5%       58.6%       75.2%      85.6%     105.6%     110.7%

--------------------------

(1) Cumulative as to the amounts previously repriced or matured. Assets held for sale are reflected in the period in which sales are expected to take place. Securities classified as available for sale are shown at repricing/ maturity intervals as if they are to be held to maturity as there is no definitive plan of disposition. They are also shown at amortized cost.

LIQUIDITY AND CAPITAL RESOURCES

    Payments and prepayments on the Company's loan and mortgage-backed investment portfolios, sales of fixed rate residential loans, increases in deposits, borrowed funds and maturities of various investments comprise the Company's primary sources of liquidity. The Company is also a voluntary member of the FHLB of Boston and, as such, is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to outside sources. Qualified collateral generally consists of residential first mortgage loans, securities issued, insured or guaranteed by the U.S. Government or its agencies, and funds on deposit at the FHLB of Boston. Short-term advances may be used for any sound business purpose, while long-term advances may be used only for the purpose of providing funds to finance housing. At December 31, 2001, the Company had approximately $234,000,000 in unused borrowing capacity that is contingent upon the purchase of additional FHLB of Boston stock. Use of this borrowing capacity is also impacted by capital adequacy considerations.

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

    Non-performing assets were $3,959,000 at December 31, 2001, compared to $556,000 at December 31, 2000, an increase of $3,403,000 or 612%. The Company's percentage of delinquent loans to total loans was 1.16% at December 31, 2001, as compared to .22% at December 31, 2000. The non-performing asset and delinquency statistics noted above as of December 31, 2001 were adversely impacted by a single commercial loan relationship and an associated residential mortgage with total balances of approximately $3,363,000. If this relationship were excluded, the non-performing assets and delinquency ratios would have been $518,000 and ..30%, respectively, which were more in line with the comparable results at December 31, 2000. Management believes that while delinquency rates and non-performing assets remain at relatively low levels, these factors are at historic lows, and at some point in the future a continued economic slowdown would likely result in future increases in problem assets and ultimately loan loss provisions. Management continues to monitor the overall economic environment and its potential effects on future credit quality on an ongoing basis.

    At December 31, 2001, the Company had outstanding commitments to originate, purchase and sell residential mortgage loans in the secondary market amounting to $41,833,000, $0 and $22,705,000, respectively. The Company also has outstanding commitments to grant advances under existing home equity lines of credit amounting to $18,437,000. Unadvanced commitments under outstanding commercial and construction loans totaled $16,964,000 as of December 31, 2001. The Company believes it has adequate sources of liquidity to fund these commitments.

    The Company's total stockholders' equity was $39,151,000 or 5.1% of total assets at December 31, 2001, compared with $34,305,000 or 4.7% of total assets at December 31, 2000. The increase in total stockholders' equity of approximately $4,846,000 or 14.1% primarily resulted from increases in the unrealized gain on the market value of available for sale securities, net of taxes and earnings of the Company. Dividends paid partially offset the effect of these increases.

    The Company issued $12,650,000 of 8.25% Trust Preferred Securities in
June 1998. Under current regulatory guidelines, trust preferred securities are allowed to represent up to approximately 25% of the Company's Tier 1 capital with any excess amounts available as Tier 2 capital. As of December 31, 2001, all of these securities were included in Tier 1 capital.

    Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a "well-capitalized" classification. At December 31, 2001, the Company's Tier 1 leverage capital ratio was approximately 6.16%. In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% (6.00% for "well-capitalized") and a minimum ratio of total capital to risk-weighted assets of 8.00% (10.00% for "well-capitalized"). At

December 31, 2001, the Company's Tier 1 and total risk-based capital ratios were approximately 11.54% and 12.82%, respectively. The Company is categorized as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.). The Bank is also categorized as "well-capitalized" as of December 31, 2001.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND LESS LIQUID ASSETS

    In connection with its operating activities, the Company enters into certain contractual obligations, as well as commitments to fund loans. The Company's future cash payments associated with its contractual obligations pursuant to its long-term debt and operating lease obligations as of December 31, 2001 are summarized below:

                                                                   PAYMENTS DUE
                                           -------------------------------------------------------------
                                           WITHIN 1   OVER 1 YEAR   OVER 3 YEARS
                                             YEAR     TO 3 YEARS     TO 5 YEARS    THEREAFTER    TOTAL
                                           --------   -----------   ------------   ----------   --------
                                                               (DOLLARS IN MILLIONS)
Borrowed funds(1)........................  $82,049      $40,000        $5,000        $74,500    $201,549
Operating leases(2)......................      507          745           784          1,310       3,346
                                           -------      -------        ------        -------    --------
  Total..................................  $82,556      $40,745        $5,784        $75,810    $204,895
                                           =======      =======        ======        =======    ========

------------------------

(1) See Notes 9 and 10 to the consolidated financial statements.

(2) See Note 12 to the consolidated financial statements.

    The Company's commitments associated with funding loans as of December 31, 2001 are summarized below. Since commitments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

                                            WITHIN 1   OVER 1 YEAR   OVER 3 YEARS
                                              YEAR     TO 3 YEARS     TO 5 YEARS    THEREAFTER    TOTAL
                                            --------   -----------   ------------   ----------   --------
                                                               (DOLLARS IN THOUSANDS)
Commitments to grant loans(1).............  $44,930     $      --     $      --     $      --    $44,930
Commitments to advance funds under
  construction loan arrangements(1).......    5,510            --            --            --      5,510
                                            -------     ---------     ---------     ---------    -------
                                            $50,440     $      --     $      --     $      --    $50,440
                                            =======     =========     =========     =========    =======

------------------------

(1) See Note 12 to the consolidated financial statements.

    The table above does not include commitments to extend credit for consumer loans or other commercial lines of credit in the amount of $26,794,000. Such commitments arise from agreements with customers for unused lines of credit on certain home equity loans or business lines of credit secured generally by all business assets, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness (see Note 6 to the consolidated financial statements).

    At December 31, 2001, certain assets of the Company, such as real property, equipment and leasehold improvements, totaling $8,784,000 and intangibles of $2,259,000 were illiquid although real property, if accepted by the FHLB, could be used to secure additional borrowings at approximately 50% of the lesser of the book or market value.

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

    In September 2000, the FASB issued SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. This Statement replaces SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, and rescinds SFAS Statement No. 127, DEFERRAL OF THE EFFECTIVE DATE OF CERTAIN PROVISIONS OF FASB STATEMENT NO. 125. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact on the Company's consolidated financial position or results or operations.

CRITICAL ACCOUNTING POLICIES

    Management's discussion and analysis of the Company's financial condition are based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for possible loan losses and other than temporary impairment of investments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management's estimates and assumptions under different assumptions or conditions.

    Management believes the following critical accounting policies represent the more significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for possible loan losses which is established through a charge to the provision for possible loan losses is based on management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for possible loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration, among other factors, such as local industry trends, management's ongoing review of individual loans, trends in levels of watched or criticized assets, an evaluation of results of examinations by regulatory authorities and analyses of historical trends in chargeoffs and delinquencies. The use of different estimates or assumptions could produce different provisions for possible loan losses. Refer to the discussion of ALLOWANCE FOR POSSIBLE LOAN LOSSES in the Business Section for a detailed description of management's estimation process and methodology related to the allowance for possible loan losses. Management records an investment impairment charge at the point it believes an investment has experienced a decline in value that is other than temporary. In determining whether an other than temporary impairment has occurred, management reviews information about the underlying investment that is publicly available, analysts reports, applicable industry data and other pertinent information. The investment is written down to its current market value at the time the impairment is deemed to have occurred. Future adverse changes in market conditions, continued poor operating results of underlying investments or other factors could result in further losses that may not be reflected in an investment's current carrying value, possibly requiring an additional impairment charge in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See Management Discussion and Analysis--Asset/Liability Management.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF ABINGTON BANCORP, INC.:

    We have audited the accompanying consolidated balance sheets of Abington Bancorp, Inc. (a Massachusetts corporation) and subsidiaries ("the Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Abington Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

    As explained in Note 1 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for the cost of incentives given to new customers.

/s/ Arthur Andersen LLP
Arthur Andersen LLP
Boston, Massachusetts

January 14, 2002

CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
ASSETS
Cash and due from banks (Note 18)...........................  $ 21,706   $ 27,374
Short-term investments......................................    32,870        235
                                                              --------   --------
  Total cash and cash equivalents...........................    54,576     27,609
                                                              --------   --------
Loans held for sale (Notes 1 and 6).........................    22,705      3,617
Securities (Notes 1, 5, 9 and 10):
Available for sale--at fair value...........................   277,627    290,211

Loans (Notes 1, 6, 9 and 10)................................   386,329    374,377
  Less: Allowance for possible loan losses..................    (5,482)    (3,856)
                                                              --------   --------
    Loans, net..............................................   380,847    370,521
                                                              --------   --------
Federal Home Loan Bank stock, at cost.......................    12,910     12,910
Banking premises and equipment, net (Note 7)................     8,784      9,481
Other real estate owned, net (Note 6).......................        --         --
Intangible assets (Notes 1 and 2)...........................     2,259      2,710
Bank-owned life insurance--contract value (Note 20).........     3,678      3,511
Deferred tax asset, net (Note 11)...........................       393      1,412
Other assets................................................     6,339      6,267
                                                              --------   --------
                                                              $770,118   $728,249
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (Note 8)...........................................  $497,459   $454,747
Short-term borrowings (Note 9)..............................     8,049     49,565
Long-term debt (Note 10)....................................   193,500    172,567
Accrued taxes and expenses (Notes 11 and 14) ...............     4,100      3,582
Other liabilities...........................................    15,696      1,397
                                                              --------   --------
  Total liabilities.........................................   718,804    681,858
                                                              --------   --------
Guaranteed preferred beneficial interests in the Company's
  junior subordinated debentures (Note 3)...................    12,163     12,086
Commitments and contingencies (Note 12).....................
Stockholders' equity (Notes 4, 5, 13, 16, 17 and 19):
Serial preferred stock, $.10 par value, 3,000,000 shares
  authorized; none issued...................................        --         --
Common stock, $.10 par value, 12,000,000 shares authorized;
  4,925,000 shares issued in 2001 and 4,875,000 shares
  issued in 2000............................................       492        488
Additional paid-in capital..................................    23,081     22,915
Retained earnings...........................................    31,403     29,570
                                                              --------   --------
                                                                54,976     52,973
                                                              --------   --------
Treasury stock--1,807,000 shares in 2001 and 2000, at
  cost......................................................   (17,584)   (17,584)
Compensation plans..........................................       120        111
Net unrealized gain (loss) on available for sale securities,
  net of taxes..............................................     1,639     (1,195)
                                                              --------   --------
  Total stockholders' equity................................    39,151     34,305
                                                              --------   --------
                                                              $770,118   $728,249
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                (DOLLARS IN THOUSANDS, EXCEPT
                                                                  SHARE AND PER SHARE DATA)
Interest and dividend income:
  Interest and fees on loans (Notes 1 and 6)................  $  29,510   $  29,292   $  27,828
  Interest on mortgage-backed investments...................     15,856      12,377       9,439
  Interest on bonds and obligations.........................      4,034       5,591       4,237
  Dividend income...........................................        972       1,031         706
  Interest on short-term investments........................        121          58          32
                                                              ---------   ---------   ---------
    Total interest and dividend income......................     50,493      48,349      42,242
                                                              ---------   ---------   ---------
Interest expense:
  Interest on deposits (Note 8).............................     14,697      13,017      11,389
  Interest on short-term borrowings (Note 9)................      1,216       6,572       4,943
  Interest on long-term debt (Note 10)......................     11,730       8,807       6,760
                                                              ---------   ---------   ---------
    Total interest expense..................................     27,643      28,396      23,092
                                                              ---------   ---------   ---------
Net interest income.........................................     22,850      19,953      19,150
Provision for possible loan losses (Note 6).................      1,705         160         640
                                                              ---------   ---------   ---------
Net interest income after provisions for possible loan
  losses....................................................     21,145      19,793      18,510
                                                              ---------   ---------   ---------

Non-interest income:
  Loan servicing fees (Note 6)..............................        255         311         365
  Customer service fees.....................................      7,949       6,396       4,491
  Gain (loss) on sales of securities, net...................     (1,723)        405         823
  Gain on sales of mortgage loans, net......................      2,888       1,315       1,222
  Net gain on sales and write-down of other real estate
    owned...................................................         (2)         --          68
  Other (Note 20)...........................................        402         472         404
                                                              ---------   ---------   ---------
    Total non-interest income...............................      9,769       8,899       7,373
                                                              ---------   ---------   ---------

Non-interest expense:
  Salaries and employee benefits (Notes 12, 14 and 17)......     12,521      11,022       9,236
  Occupancy and equipment expenses (Notes 1, 7 and 12)......      4,032       3,201       3,377
  Trust preferred securities expense (Note 3)...............      1,120       1,120       1,120
  Other non-interest expenses (Note 15).....................      8,032       6,332       5,687
                                                              ---------   ---------   ---------
    Total non-interest expense..............................     25,705      21,675      19,420
                                                              ---------   ---------   ---------
Income before income taxes and cumulative effect of change
  in accounting principle...................................      5,209       7,017       6,463
Provision for income taxes (Note 11)........................      1,834       2,524       2,314
                                                              ---------   ---------   ---------
Net income before cumulative effect of change in accounting
  principle.................................................      3,375   $   4,493   $   4,149
  Cumulative effect of change in accounting principle, net
    of tax of $200 (Note 1).................................       (298)         --          --
                                                              ---------   ---------   ---------
  Net income................................................      3,077   $   4,493   $   4,149
                                                              =========   =========   =========
Earnings per share (Note 1):
  Basic--
  Income before cumulative effect of change in accounting
    principle...............................................  $    1.09   $    1.46   $    1.26
  Cumulative effect of change in accounting principle.......       (.10)         --          --
                                                              ---------   ---------   ---------
  Net income................................................  $     .99   $    1.46   $    1.26
                                                              =========   =========   =========
  Weighted average common shares............................  3,103,000   3,068,000   3,285,000
                                                              =========   =========   =========
  Diluted--
  Income before cumulative effect of change in accounting
    principle...............................................  $    1.04   $    1.41   $    1.20
  Cumulative effect of change in accounting principle.......       (.09)         --          --
                                                              ---------   ---------   ---------
  Net income................................................  $     .95   $    1.41   $    1.20
                                                              =========   =========   =========
  Weighted average common shares and common share
    equivalents.............................................  3,239,000   3,186,000   3,460,000
                                                              =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                              NET
                                                                                          UNREALIZED
                                                                                          GAIN (LOSS)
                                                                                              ON
                                                       ADDITIONAL                          AVAILABLE
                                             COMMON     PAID-IN     RETAINED   TREASURY    FOR SALE     COMPENSATION
                                             STOCK      CAPITAL     EARNINGS    STOCK     SECURITIES        PLANS        TOTAL
                                            --------   ----------   --------   --------   -----------   -------------   --------
                                                                (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Balance at December 31, 1998..............    $480      $21,830     $23,182    $(13,283)    $   965         $(114)      $33,060

Net income................................      --           --       4,149         --           --            --         4,149
Issuance of stock.........................       3          691          --         --           --            --           694
Amortization of unearned compensation--
  ESOP....................................      --           89          --         --           --            81           170
Obligation related to directors' deferred
  stock plan..............................      --           --          --         --           --            62            62
Dividends declared ($.35 per share).......      --           --      (1,155)        --           --            --        (1,155)
Repurchase of common stock................      --           --          --     (2,602)          --            --        (2,602)
Change in market value on available for
  sale securities, net of taxes...........      --           --          --         --       (6,546)           --        (6,546)
                                              ----      -------     -------    --------     -------         -----       -------

Balance at December 31, 1999..............    $483      $22,610     $26,176    $(15,885)    $(5,581)        $  29       $27,832

Net income................................      --           --       4,493         --           --            --         4,493
Issuance of stock.........................       5          255          --         --           --            --           260
Amortization of unearned compensation--
  ESOP....................................      --           50          --         --           --            68           118
Obligation related to directors' deferred
  stock plan..............................      --           --          --         --           --            14            14
Dividends declared ($.36 per share).......      --           --      (1,099)        --           --            --        (1,099)
Repurchase of common stock................      --           --          --     (1,699)          --            --        (1,699)
Change in market value on available for
  sale securities, net of taxes...........      --           --          --         --        4,386            --         4,386
                                              ----      -------     -------    --------     -------         -----       -------

Balance at December 31, 2000..............    $488      $22,915     $29,570    $(17,584)    $(1,195)        $ 111       $34,305
Net income................................      --           --       3,077         --           --            --         3,077
Issuance of stock.........................       4          166          --         --           --            --           170
Obligation related to directors' deferred
  stock plan..............................      --           --          --         --           --             9             9
Dividends declared ($.40 per share).......      --           --      (1,244)        --           --            --        (1,244)
Change in market value on available for
  sale securities, net of taxes...........      --           --          --         --       2,834             --         2,834
                                              ----      -------     -------    --------     -------         -----       -------
Balance at December 31, 2001..............    $492      $23,081     $31,403    $(17,584)    $ 1,639         $ 120       $39,151

  The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Net income, as reported.....................................   $3,077    $ 4,493    $ 4,149
Unrealized gains (losses) on securities, net of tax.........    1,714      4,649     (6,011)
Less: Reclassification adjustment for securities gains
  (losses) included in net income, net of tax...............   (1,120)       263        535
                                                               ------    -------    -------
Comprehensive income (loss).................................   $5,911    $ 8,879    $(2,397)
                                                               ======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $   3,077   $   4,493   $   4,149
  Adjustments to reconcile net income to net cash from
    operating activities:
    Provision for possible loan losses......................      1,705         160         640
  Net (gain) loss on sales of other real estate owned.......          2          --         (68)
    Amortization, accretion and depreciation, net...........      2,486       1,761       1,855
    Provision (benefit) for (prepaid) deferred taxes........       (971)       (257)       (225)
    (Gain) loss on securities, net..........................      1,723        (405)       (823)
    Gain on sales of mortgage loans, net....................     (2,888)     (1,315)     (1,222)
    Loans originated for sale in the secondary market.......   (198,700)    (69,907)    (94,000)
    Proceeds from sales of loans............................    182,500      70,335      95,171
    Other, net..............................................     14,645      (2,737)      2,144
                                                              ---------   ---------   ---------
Net cash (used in) provided by operating activities.........      3,579       2,128       7,621
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Net cash paid for Old Colony acquisition..................         --          --      (1,113)
  Proceeds from sales of available for sale securities......    133,355       4,839       7,102
  Proceeds from principal payments on and maturities of
    available for sale securities...........................    108,576      24,387      35,424
  Purchase of available for sale securities.................   (226,033)    (75,815)   (106,742)
  Loans (originated/purchased) paid, net....................    (12,386)     15,299     (24,992)
  Purchase of FHLB stock....................................         --          --      (3,372)
  Purchase of banking premises and equipment................     (1,576)     (1,966)     (2,091)
  Proceeds from sales of other real estate owned............        353          --          68
                                                              ---------   ---------   ---------
Net cash used in investing activities.......................      2,289     (33,256)    (95,716)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Net increase in deposits..................................     42,712      65,055      25,739
  Net increase (decrease) in borrowings with maturities of
    3 months or less........................................    (31,516)   (107,986)    107,719
  Proceeds from issuance of short-term borrowings with
    maturities in excess of 3 months........................         --      10,000      10,000
  Principal payments on short-term borrowings with
    maturities in excess of 3 months........................    (10,000)     (5,000)    (35,000)
  Proceeds from issuance of long-term debt..................     75,000     101,717      66,700
  Principal payments on long-term debt......................    (54,067)    (36,350)    (70,000)
  Payment of cash dividends.................................     (1,209)       (982)     (1,150)
  Purchase of treasury stock................................         --      (1,699)     (2,602)
  Proceeds from the exercise of stock options...............        179         260         694
                                                              ---------   ---------   ---------
Net cash provided by financing activities...................     21,099      25,015     102,100
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........     26,967      (6,113)     14,005
Cash and cash equivalents at beginning of year..............     27,609      33,722      19,717
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $  54,576   $  27,609   $  33,722
                                                              =========   =========   =========
Supplemental cash flow information:
Interest paid on deposits...................................  $  14,676   $  13,013   $  11,419
Interest paid on borrowed funds.............................     15,961      14,964      11,907
Income taxes paid...........................................      2,884       2,365       1,517
Transfers of loans to other real estate owned...............        355          --          --

Acquisition:
  Liabilities assumed.......................................         --          --       3,370
  Less: assets purchased....................................         --          --       3,688
  Premium paid..............................................         --          --         795
                                                              ---------   ---------   ---------
  Net cash paid.............................................  $      --   $      --   $  (1,113)
                                                              =========   =========   =========

 The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

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

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management's estimates and assumptions. The most significant estimates include those used in determining the allowance for possible loan losses and other than temporary impairment of investment securities.

RECLASSIFICATIONS

    Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the 2001 presentation.

CASH EQUIVALENTS

    Cash equivalents include amounts due from banks, short-term investments with original maturities of less than 3 months and federal funds sold on a daily basis.

SECURITIES

    Investment securities are classified in 1 of 3 categories and are accounted for as follows:

    - Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "held for investment" securities and reported at amortized cost.

    - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings.

    - Debt and equity securities not classified as either held for investment or trading are classified as "available for sale" and reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity, net of applicable income tax effects.

    The Company had no securities classified as trading securities or held for investment at December 31, 2001 and 2000.

    Mortgage-backed investments are reduced by principal payments with discounts and premiums being recognized in income by the interest method over the expected maturity of the investments.

    Management records an investment impairment charge at the point it believes an investment has experienced a decline in value that is other than temporary. In determining whether an other than temporary impairment has occurred, management reviews information about the underlying investment that is publicly available, analysts reports, applicable industry data and other pertinent information. The investment is written down to its current market value at the time the impairment is deemed to have occurred. Future adverse changes in market conditions, continued poor operating results of underlying investments or other factors could result in further losses that may not be reflected in an investment's current carrying value, possibly requiring an additional impairment charge in the future.

    Gains and losses on the disposition of securities are computed using the average cost method. Unrealized losses which are deemed to be other than temporary declines in value are charged to operations.

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

    Of the total loan portfolio at December 31, 2001, approximately 40% represents owner-occupied first mortgages located outside of Massachusetts, throughout the United States. In this purchased loan portfolio, the Company owns approximately $21,424,000, $18,153,000 and $13,389,000 of loans collateralized by residential properties located in California, Illinois and Michigan, respectively. No other concentration in any other states, except for Massachusetts, exceeds 2.5% of total loans.

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

    The allowance for possible loan losses related to loans that are identified as impaired is based on discounted cash flows using the loan's effective interest rate or the fair value of the collateral for certain collateral dependent loans. The Company has determined that commercial and commercial real estate loans recognized by the Company as non-accrual, loans past due over 90 days and still accruing, restructured troubled debt and certain internally adversely classified loans constitute the portfolio of impaired loans.

    The allowance for possible loan losses is based on management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Procedures employed in considering the allowance requirements include, among other factors, local industry trends, management's ongoing review of individual loans, trends in levels of watched or criticized assets, an evaluation of results of examinations by regulatory authorities and analyses of historical trends in charge-offs and delinquencies. Loans are charged-off to the allowance for loan losses when, in the opinion of management, such loans are deemed to be uncollectible. The allowance is an estimate, and ultimate losses may vary from current estimates. As adjustments become necessary, they are reported in earnings during the periods in which they become known.

    The allowance for possible loan losses as of December 31, 2001 is based on management's estimate of the amount required to absorb losses in the loan portfolio based on known current circumstances including real estate market conditions. Additionally, management assesses the risk of increased, inherent but unidentified losses which are believed to exist based on evaluation of watched asset report trends and analysis, the results of which are reflected in current reserves. However, uncertainty exists as to future trends in the local economy and real estate market. If there is significant deterioration in the local economy the Company would expect increases in non-performing loans requiring additional provisions for loan losses and increased lost interest income on non-accrual loans.

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

    In 2001, management developed a plan to dispose of certain real estate which was being used by the Company for non-branch purposes. As such the Company recorded a writedown of $635,000 to reflect this real estate at its estimated fair market value which is included in occupancy and equipment expenses in the accompanying Consolidated Statement of Operations.

INTANGIBLE ASSETS

    Core deposit intangibles are being amortized on a straight-line basis over their estimated lives of 7 to 10 years. Goodwill is being amortized on a straight-line basis over 7 to 15 years. The carrying value of these assets is periodically evaluated by management as to their expected future recoverability. To date no write-downs have been recognized.

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. This has eliminated the pooling of interest method as an option for accounting for mergers and acquisitions. SFAS No. 142 provides guidance for the accounting for goodwill. Under the new guidance, goodwill can no longer be amortized over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. SFAS No. 142 does not amend the rules governing the detection of identifiable intangibles with definite lives and the rules which provide guidance on their amortization and valuation.

    This pronouncement will be effective immediately for any new goodwill acquired after June 30, 2001 and will apply to goodwill acquired prior to June 30, 2001 as of January 1, 2002. At December 31, 2001, the Company's intangible assets are comprised of goodwill in the amount of $1,666,000 and core deposit intangibles of $593,000. It is anticipated that the adoption of SFAS
No. 142 will result in reductions in goodwill amortization expense which will have an after-tax impact on net income of approximately $240,000 in 2002.

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

ACCOUNTING FOR CERTAIN INCENTIVES

    In December 2001, the Company elected to early adopt EITF Issue
No. 00-14-"Accounting for Certain Sales Incentives." This pronouncement provided additional guidance for the accounting for the cost of incentives given to customers to open new deposit accounts with the Bank. Under this guidance, the cost of the incentive should be charged to earnings on the date the account is opened. This varies from the previous methodology used by the Company which was to defer this cost and amortize it to expense over the expected life of the deposit account relationship. The impact of this change in accounting is reflected on a net of tax basis as if it were applied at the beginning of the current year. The cumulative effect of this change in accounting principle was to write off the unamortized portion of previously capitalized incentives at January 1, 2001 totaling $298,000, net of tax. Additionally, previously reported quarterly operating results have been restated to reflect the application of the new accounting principle in 2001. This quarterly restatement did not have a material impact on the quarterly results (Note 25).

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results or operations.

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

    The 8.25% trust preferred securities pay quarterly distributions which commenced in September 1998. The Trust issued 1,265,000 preferred shares ($10 per share liquidation value) at a total cost of approximately $735,000 which was deferred and is netted against the outstanding value of the trust preferred securities on the accompanying balance sheet. The offering costs are being amortized over the anticipated life of the trust preferred securities, which are scheduled to mature on June 30,

2029. Distributions, including those accrued and accumulated, and amortization expense totaling $1,120,000 for 2001, 2000 and 1999 relating to these trust preferred securities is reflected in the statement of operations in non-interest expense.

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

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes as of December 31, 2001, that the Company and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. To be considered well-capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based capital ratios as set forth in the table below.

                                                                                         WELL-CAPITALIZED
                                                                                           UNDER PROMPT
                                                                      FOR CAPITAL        CORRECTIVE ACTION
                                               ACTUAL              ADEQUACY PURPOSES        PROVISIONS
                                         -------------------      -------------------   -------------------
                                          AMOUNT     RATIO         AMOUNT     RATIO      AMOUNT     RATIO
                                         --------   --------      --------   --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
As of December 31, 2001:
Company
  Total capital (to risk-weighted
    assets)............................  $52,652     12.82%       $32,856      8.00%        N/A       N/A
  Tier 1 capital (to risk-weighted
    assets)............................  $47,416     11.54%       $16,435      4.00%        N/A       N/A
  Tier 1 capital (to ending assets)....  $47,416      6.16%       $30,790      4.00%        N/A       N/A
Bank
  Total capital (to risk-weighted
    assets)............................  $52,575     12.81%       $32,834      8.00%    $41,042     10.00%
  Tier 1 capital (to risk-weighted
    assets)............................  $47,340     11.54%       $16,409      4.00%    $24,614      6.00%
  Total capital (to ending assets).....  $47,340      6.15%       $30,790      4.00%    $38,488      5.00%

As of December 31, 2000:
Company
  Total capital (to risk-weighted
    assets)............................  $48,882     12.14%       $32,212      8.00%        N/A       N/A
  Tier 1 capital (to risk-weighted
    assets)............................  $44,623     11.08%       $16,106      4.00%        N/A       N/A
  Tier 1 capital (to ending assets)....  $44,623      6.13%       $29,130      4.00%        N/A       N/A
Bank
  Total capital (to risk-weighted
    assets)............................  $47,929     11.95%       $32,086      8.00%    $40,125     10.00%
  Tier 1 capital (to risk-weighted
    assets)............................  $44,073     10.98%       $16,043      4.00%    $24,075      6.00%
  Total capital (to ending assets).....  $44,073      6.06%       $29,091      4.00%    $36,342      5.00%

5.  SECURITIES

    The amortized cost and fair value of securities classified as available for sale at December 31, 2001 and 2000 are as follows:

                                                                     AT DECEMBER 31,
                             -----------------------------------------------------------------------------------------------
                                                  2001                                             2000
                             ----------------------------------------------   ----------------------------------------------
                                           GROSS        GROSS                               GROSS        GROSS
                             AMORTIZED   UNREALIZED   UNREALIZED     FAIR     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                               COST        GAINS        LOSSES      VALUE       COST        GAINS        LOSSES      VALUE
                             ---------   ----------   ----------   --------   ---------   ----------   ----------   --------
                                                                 (DOLLARS IN THOUSANDS)
Investment securities:
  U.S. Government
    obligations............  $    525      $   28       $   --     $    553   $    577      $   10       $   --     $    587
  Federal agency
    obligations............    17,145         119           29       17,235     56,622         575          278       56,919
  Other bonds and
    obligations............    16,510         177          234       16,453     31,229         336        2,864       28,701
                             --------      ------       ------     --------   --------      ------       ------     --------
    Total investment
      securities...........    34,180         324          263       34,241     88,428         921        3,142       86,207
                             --------      ------       ------     --------   --------      ------       ------     --------
  Marketable equity
    securities.............     3,070         281           54        3,297      9,257       1,963        1,627        9,593

Mortgage-backed securities:
  Federal Home Loan
    Mortgage Corporation...    33,085         268           39       33,314     19,164         148          180       19,132
  Federal National Mortgage
    Association............    81,983       1,108          321       82,770     78,967         726          472       79,221
  Government National
    Mortgage Association...    22,971         542           --       23,513     27,167         119          250       27,036
  Other....................    99,606       1,321          435      100,492     69,218         786          982       69,022
                             --------      ------       ------     --------   --------      ------       ------     --------
    Total mortgage-backed
      securities...........   237,645       3,239          795      240,089    194,516       1,779        1,884      194,411
                             --------      ------       ------     --------   --------      ------       ------     --------
                             $274,895      $3,844       $1,112     $277,627   $292,201      $4,663       $6,653     $290,211
                             ========      ======       ======     ========   ========      ======       ======     ========

    The amortized cost and fair value of investments and mortgage-backed securities, respectively, at December 31, 2001 by contractual maturity follows. Expected maturities or cash flows from securities will differ from contractual maturities because the issuer may have the right to call or repay obligations with or without call or prepayment penalties. Projected payments and prepayments for mortgage-backed securities have not been considered for purposes of this presentation.

INVESTMENT SECURITIES                        AMORTIZED COST   % TO TOTAL   FAIR VALUE
---------------------                        --------------   ----------   ----------
                                                      (DOLLARS IN THOUSANDS)
Within 1 year..............................     $    35            0.1       $    35
Over 1 year to 5 years.....................      11,369           33.3        11,386
Over 5 years to 10 years...................       6,364           18.6         6,501
Over 10 years..............................      16,412           48.0        16,319
                                                -------          -----       -------
                                                $34,180          100.0%      $34,241
                                                =======          =====       =======

                                                       AVAILABLE FOR SALE
                                                ---------------------------------
                                                AMORTIZED                  FAIR
MORTGAGE-BACKED SECURITIES                        COST      % OF TOTAL    VALUE
--------------------------                      ---------   ----------   --------
                                                     (DOLLARS IN THOUSANDS)
Within 1 year.................................  $     --          --     $     --
Over 1 year to 5 years........................       136         .06          140
Over 5 years to 10 years......................    15,440        6.50       15,701
Over 10 years.................................   222,069       93.44      224,248
                                                --------       -----     --------
                                                $237,645       100.0%    $240,089
                                                ========       =====     ========

    Gross gains on sales of marketable equity securities were $847,000, $400,000 and $825,000, for 2001, 2000 and 1999, respectively. There were losses of $2,122,000 on sales of equity securities in 2001. There were no losses on sales of equity securities in 2000 or 1999.

    Gross gains on sales of investment securities were $536,000, $5,000 and $0 for 2001, 2000 and 1999, respectively. Gross losses on sales of investment securities were $2,618,000, $0 and $2,000 for 2001, 2000 and 1999, respectively.

    Proceeds from sales of mortgage-backed investments classified as available for sale during 2001, 2000 and 1999, were $98,595,000, $0 and $1,456,000, respectively. Gross gains of $1,641,000 were realized on those sales in 2001. There were no gains on sales of mortgage-backed investments in 2000 and 1999, respectively. Gross losses of $7,000 were realized in 2001. There were no losses on sales of mortgage-backed investments in 2000 and 1999.

    A U.S. agency obligation security with a carrying value of $1,031,000 was pledged to collateralize treasury, tax and loan obligations.

    All agency and mortgage-backed securities also serve as collateral for FHLB borrowings as part of a blanket collateral agreement as further described in
Note 9.

6.  LOANS

    A summary of the loan portfolio follows:

                                                              DECEMBER 31,
                                                         -----------------------
                                                            2001         2000
                                                         ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
Mortgage loans:
  Residential..........................................   $275,514     $261,702
  Second mortgages and home equity.....................     28,301       27,415
  Construction.........................................     17,582       13,150
  Commercial...........................................     71,963       59,923
                                                          --------     --------
                                                           393,360      362,190
Less: Due to borrowers on incomplete loans.............     (5,510)      (7,598)
  Net deferred loan fees...............................       (161)        (237)
                                                          --------     --------
    Total mortgage loans...............................    387,689      354,355

Commercial loans:
  Secured and unsecured................................     13,844       15,912
  Net deferred loan costs..............................        150           69
                                                          --------     --------
    Total commercial loans.............................     13,994       15,981

Other loans:
  Personal.............................................      1,484        1,280
  Passbook and other secured...........................      5,805        6,250
  Home improvement.....................................         62          128
                                                          --------     --------
    Total other loans..................................      7,351        7,658
                                                          --------     --------
Total loans............................................    409,034      377,994
Less: allowance for possible loan losses...............     (5,482)      (3,856)
                                                          --------     --------
Loans and loans held for sale, net.....................   $403,552     $374,138
                                                          ========     ========

    Included in residential mortgages at December 31, 2001 and 2000, are approximately $22,705,000 and $3,617,000, respectively, of loans held for sale. At December 31, 2001 and 2000, the estimated market values of loans held for sale was in excess of their carrying value. The Company was servicing mortgage loans sold under non-recourse agreements amounting to approximately $74,605,000 and $105,298,000 at December 31, 2001 and 2000, respectively.

    In the ordinary course of business, the Company has granted loans to certain of its officers and directors and their affiliates. All transactions are on substantially the same terms as those prevailing at the same time for individuals not affiliated with the Bank and do not involve more than the normal risk of collectibility. The total amount of such loans which exceeded $60,000 in aggregate amounted to $240,000 at December 31, 2001, and $304,000 at December 31, 2000. During the year ended December 31, 2001, total principal additions were $5,000 and total principal reductions were $69,000.

    The following analysis summarizes the Company's non-performing assets at December 31, 2001 and 2000:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Impaired loans and/or loans accounted for on a non-accrual
  basis.....................................................    $3,881        $549
Accruing loans past due 90 days or more as to principal or
  interest..................................................        78           7
                                                                ------        ----
    Total non-performing loans..............................     3,959         556
Other real estate owned, net................................        --          --
                                                                ------        ----
    Total non-performing assets.............................    $3,959        $556
                                                                ======        ====

    Impaired loans totaling $3,432,000 and $94,000 at December 31, 2001 and 2000, respectively, required an allocation of $2,181,000 and $15,000, respectively, of the allowance for possible loan losses. The remaining impaired or non-accrual loans did not require any allocation of the allowance for possible loan losses. The average balance of impaired loans and loans accounted for on a non-accrual basis, was approximately $704,000, $468,000 and $666,000 in 2001, 2000 and 1999, respectively. The total amount of interest income recognized on impaired loans during 2001, 2000 and 1999 was approximately $39,000, $70,000 and $64,000, respectively, which approximated the amount of cash received for interest during those periods. The Company has no commitments to lend additional funds to borrowers whose loans have been deemed to be impaired.

    An analysis of the allowance for possible loan losses follows:

                                                      YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                         2001          2000
                                                      -----------   -----------
                                                       (DOLLARS IN THOUSANDS)
Balance at beginning of year........................     3,856        $3,701
Provision...........................................     1,705           160
Recoveries..........................................       164           279
                                                        ------        ------
                                                         5,725         4,140
Loans charged-off...................................      (243)         (284)
                                                        ------        ------
Balance at end of year..............................    $5,482        $3,856
                                                        ======        ======

7.  BANKING PREMISES AND EQUIPMENT

    A summary of the cost and accumulated depreciation of banking premises and equipment and their estimated useful lives is as follows:

                                               DECEMBER 31,
                                          -----------------------    ESTIMATED USEFUL
                                             2001         2000            LIVES
                                          ----------   ----------   ------------------
                                          (DOLLARS IN THOUSANDS)
Land....................................   $  1,971     $  1,971
Buildings and improvements..............      6,809        6,787       10-25 years
Leasehold improvements..................      1,759        1,077       10-15 years
Equipment...............................     13,140       12,267       3-10 years
                                           --------     --------
                                             23,679       22,102
Less accumulated depreciation...........    (14,895)     (12,621)
                                           --------     --------
                                           $  8,784     $  9,481
                                           ========     ========

    Depreciation expense for the years ended December 31, 2001, 2000 and 1999 amounted to $2,274,000, $1,522,000 and $1,422,000, respectively.

8.  DEPOSITS

    A summary of deposit balances, by type, is as follows:

                                                              DECEMBER 31,
                                                         -----------------------
                                                            2001         2000
                                                         ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
Non-interest NOW.......................................   $ 66,344     $ 62,025
NOW....................................................     79,659       67,246
Other savings..........................................    132,484      119,992
Money market deposits..................................     31,314       15,502
                                                          --------     --------
  Total non-certificate accounts.......................    309,801      264,765

Term certificate accounts..............................    142,314      147,137
Term certificates greater than $100....................     45,344       42,845
                                                          --------     --------
Total certificate accounts.............................    187,658      189,982
                                                          --------     --------
Total deposits.........................................   $497,459     $454,747
                                                          ========     ========

    A summary of certificate accounts by maturity is as follows:

                                                     DECEMBER 31,
                                   -------------------------------------------------
                                            2001                      2000
                                   -----------------------   -----------------------
                                                WEIGHTED                  WEIGHTED
                                    AMOUNT    AVERAGE RATE    AMOUNT    AVERAGE RATE
                                   --------   ------------   --------   ------------
                                                (DOLLARS IN THOUSANDS)
Within 1 year....................  $143,088       5.10%      $113,176       5.86%
Over 1 year to 3 years...........    25,646       4.92         61,343       6.44
Over 3 years to 5 years..........    18,924       5.52         15,463       6.14
                                   --------                  --------
                                    187,658       5.12%      $189,982       6.07%
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

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                2001          2000          1999
                                                              --------      --------      --------
                                                                     (DOLLARS IN THOUSANDS)
Maximum amount outstanding during the year..................  $63,353       $147,996      $158,757
Average month-end balance outstanding during the year.......  $27,087       $105,813      $ 96,005
Average interest rate during the year.......................     4.49%          6.21%         5.15%
Unused line of credit at FHLB...............................  $ 9,733       $  9,733      $  9,733
Amount outstanding at end of year...........................  $ 8,049       $ 49,565      $152,551
Weighted average interest rate at end of year...............     2.47%          6.24%         5.29%

10. LONG-TERM DEBT

    A summary of long-term debt, consisting of FHLB advances with an original maturity of greater than 1 year, is as follows:

MATURITY DATE                                      INTEREST RATE   DECEMBER 31, 2001   DECEMBER 31, 2000
-------------                                      -------------   -----------------   -----------------
                                                                  (DOLLARS IN THOUSANDS)
March 6, 2001....................................      6.66%                 --               4,000
March 19, 2001...................................      5.44                  --               5,000
March 19, 2001...................................      6.77                  --               5,000
March 19, 2001...................................      6.51                  --               2,717
April 11, 2001...................................      6.98                  --               4,000
May 14, 2001.....................................      6.74                  --               4,000
June 20, 2001....................................      6.70                  --               5,000
June 22, 2001....................................      5.86                  --               3,350
September 17, 2001...............................      6.15                  --               5,000
March 4, 2002....................................      6.14               4,000               4,000
May 24, 2002.....................................      6.78                  --              16,000
June 27, 2002....................................      7.12              50,000              50,000
October 15, 2002.................................      6.56              20,000              20,000
May 15, 2003.....................................      4.76               5,000                  --
June 20, 2003....................................      4.35              10,000                  --
December 5, 2003 (callable December 5, 2001).....      6.01              10,000              10,000
June 22, 2004....................................      4.75              10,000                  --
August 30, 2004 (callable August 30, 2001).......      5.79               5,000               5,000
March 27, 2006 (callable March 26, 2003).........      4.54               5,000                  --
November 1, 2009 (callable February 1, 2001).....      5.54               5,000               5,000
November 9, 2009 (callable November 9, 2001).....      5.57              10,000              10,000
March 22, 2010 (callable March 21, 2001).........      6.12               5,000               5,000
April 12, 2010 (callable April 12, 2001).........      5.99               4,000               4,000
December 6, 2010 (callable June 5, 2001).........      5.43               5,000               5,000
January 24, 2011 (callable January 22, 2002).....      4.50              10,000                  --
March 14, 2011 (callable March 12, 2004).........      4.81              10,000                  --
March 28, 2011 (callable March 26, 2002).........      3.99               5,000                  --
April 11, 2011 (callable April 12, 2004).........      4.65              10,000                  --
June 1, 2011 (callable June 1, 2004).............      4.99               5,000                  --
September 6, 2011 (callable September 5, 2006)...      4.88               5,000                  --
December 9, 2017.................................      5.66                 500                 500
                                                                       --------            --------
                                                                       $193,500            $172,567
                                                                       ========            ========

11. INCOME TAXES

    The provision (benefit) for income taxes, including the tax effect of change in accounting principle in 2001, consists of the following:

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2001       2000       1999
                                                      --------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
Current:
  Federal...........................................   $2,345     $2,598     $2,373
  State.............................................      260        183        166
                                                       ------     ------     ------
                                                        2,605      2,781      2,539

Deferred (Prepaid):
  Federal...........................................     (711)      (191)      (129)
  State.............................................     (260)       (66)       (96)
                                                       ------     ------     ------
                                                         (971)      (257)      (225)
                                                       ------     ------     ------
Total...............................................   $1,634     $2,524     $2,314
                                                       ======     ======     ======

    The reason for the differences between the statutory tax rates and the effective tax rate are summarized as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2001       2000       1999
                                                    --------   --------   --------
Statutory rate....................................    34.0%      34.0%      34.0%
State taxes, net of federal benefit...............      --        1.1        1.1
Amortization of non-deductible goodwill...........     1.7        1.1        1.1
Other, net........................................     (.5)       (.2)       (.4)
                                                      ----       ----       ----
                                                      35.2%      36.0%      35.8%
                                                      ====       ====       ====

    The components of net deferred taxes as recorded as of December 31, 2001 and 2000 are as follows (assets/(liabilities)):

                                                              DECEMBER 31,
                                                         -----------------------
                                                            2001         2000
                                                         ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
Loan loss reserves.....................................    $ 2,246      $ 1,552
Depreciation...........................................        579          521
Accrued pension........................................        211          211
Equity in partnership losses...........................     (1,756)      (1,672)
Core deposit intangible/goodwill.......................        (66)         (96)
Other, net.............................................        272           81
                                                           -------      -------
                                                             1,486          597
Deferred tax assets (liabilities) applicable to net
  unrealized losses on securities......................     (1,093)         815
                                                           -------      -------
Net deferred tax assets................................    $   393      $ 1,412
                                                           =======      =======

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

    At December 31, 2001, the Bank's surplus includes approximately $1,960,000 of bad debt deductions for which income taxes have not been provided. As the Bank does not intend to use the reserve for purposes other than to absorb loan losses, deferred taxes of approximately $820,000 have not been provided on this amount.

12. COMMITMENTS AND CONTINGENCIES

    In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the consolidated financial statements as discussed below.

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

    The Company's exposure to credit loss is represented by the contractual amount or unpaid principal balance of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments reflected on the balance sheet. Financial instruments which represent credit risk at December 31, 2001 and 2000 are as follows:

                                                             AT DECEMBER 31,
                                                         -----------------------
                                                            2001         2000
                                                         ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
Contract amount of:
  Commitments to grant loans...........................    $44,930      $18,609
  Commitments to sell loans............................     22,705        3,617
  Unadvanced funds on home equity lines of credit......     18,437       15,480
Unadvanced funds on other lines of credit..............      8,357        7,476
Commitments to advance funds under construction loan
  agreements...........................................      5,510        7,598

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

LEASE COMMITMENTS

    Pursuant to the terms of non-cancelable lease agreements, future minimum rent commitments for the next 5 years and thereafter are as follows at December 31, 2001:

YEAR                                                               AMOUNT
----                                                       ----------------------
                                                           (DOLLARS IN THOUSANDS)
2002.....................................................          $  507
2003.....................................................             370
2004.....................................................             375
2005.....................................................             391
2006.....................................................             393
Thereafter...............................................           1,310
                                                                   ------
                                                                   $3,346
                                                                   ======

    Certain leases also contain renewal options (up to 10 years) and real estate tax escalation clauses. Rent expense for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $640,000, $520,000 and $475,000, respectively.

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

    Subsequent qualifying deposit increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution in an amount equal to their current adjusted liquidation account balances to the extent that the funds are available.

    Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Company. The total amount of dividends which may be paid at any date is generally limited to the undivided profits of the Company. Undivided profits (or retained earnings) at the Company totaled $31,403,000 at December 31, 2001. Additionally, future dividends, if any, will depend on the earnings of the Company and its subsidiaries, its need for funds, its financial condition, and other factors, including applicable government regulations. (See Note 4)

14. EMPLOYEE BENEFIT PLAN

    Through October 31, 2000, the Company provided basic pension benefits for eligible employees through the Savings Bank's Employees Retirement Associations ("SBERA") Pension Plan (the "Pension Plan"). Each employee reaching the age of 21 and having completed at least 1,000 hours of service in a consecutive
12 month period beginning with such employee's date of employment automatically became a participant in the pension plan. All participants were fully vested after being credited with 3 years of service or at age 62, if earlier. Employees were also able to participate in a contributory plan administered by SBERA based on the same eligibility requirements through December 31, 2000. The Company had no obligation to contribute to this plan.

    As part of a program to redesign the Company's employee retirement benefits, the Board of Directors voted October 10, 2000 to freeze the Company's Pension Plan effective as of October 31, 2000 and terminate the Pension Plan effective on December 31, 2000. In connection therewith, the Company amended the Pension Plan to improve the benefit formula for current employees and permit payment of lump sums from the Pension Plan.

    Assets of the Pension Plan, after considering the impact of amendments, asset returns and other associated administrative expenses are expected to be adequate to be able to satisfy the obligations of the Pension Plan, as amended. Any residual excess will be refunded to the Company subject to excise and income taxes.

    As part of the redesign of retirement benefits, the Bank added, effective in January 2001, a 3% automatic contribution to the 401(k) plan for all employees even for employees who do not separately contribute to that plan. Such contribution is being made for all eligible participants based on their W-2 compensation. The expense for the year ended December 31, 2001 was $497.

    As a result of the decision to freeze and terminate the Pension Plan, the Company recognized a curtailment gain of approximately $155,000 in 2000 which was classified with salaries and benefit expense in the Consolidated Statement of Operations.

    Net periodic pension expense for the plan years ended October 31, 2001, 2000 and 1999, consisted of the following:

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2001       2000       1999
                                                      --------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
Benefit obligation at beginning of year.............   $3,730     $3,366     $3,501
Service cost........................................       --        399        353
Interest cost.......................................      252        262        224
Actuarial loss (gain)...............................      810         90       (498)
Benefits paid.......................................   (1,133)      (232)      (214)
Plan amendments.....................................       --      1,126         --
Plan curtailments...................................       --     (1,281)        --
                                                       ------     ------     ------
Benefit obligation at end of year...................   $3,659     $3,730     $3,366
                                                       ------     ------     ------
Accumulated benefit obligation......................   $3,659     $3,730     $2,458
                                                       ------     ------     ------

Change in plan assets:
  Fair value of plan assets at beginning of year....   $4,536     $4,344     $3,652
  Actuarial return on plan assets...................      256        424        731
  Contributions.....................................       --         --        175
  Benefits paid.....................................   (1,133)      (232)      (214)
                                                       ------     ------     ------
    Fair value of plan assets at end of year........   $3,659     $4,536     $4,344
                                                       ------     ------     ------

Funding status:
  Transition asset..................................   $  (59)    $  (66)    $  (73)
  Deferred gain.....................................     (568)    (1,255)    (1,342)
  Accrued expense...................................      499        515        437
                                                       ------     ------     ------
    Net amount recognized...........................   $ (128)    $ (806)    $ (978)
                                                       ======     ======     ======

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2001       2000       1999
                                                      --------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
Components of net periodic benefit cost:
  Service cost......................................       --     $  399     $  353
  Interest cost.....................................      252        261        224
  Expected return on plan assets....................     (241)      (369)      (310)
  Amortization of prior service cost................       (7)        (7)        (7)
  Recognized net actuarial gain.....................       (4)       (51)       (26)
  Recognized curtailment gain.......................       --       (155)        --
                                                       ------     ------     ------
    Net periodic benefit cost.......................   $   --     $   78     $  234
                                                       ======     ======     ======
Weighted average assumptions:
  Discount rate.....................................     5.25%      6.75%      6.75%
  Expected return on plan assets....................     4.00%      8.50%      8.50%
  Rate of compensation increase.....................       --%      4.50%      5.00%

    The Bank has adopted a management incentive plan whereby all officers and supervisors are eligible to receive a bonus, proportionate to their respective salary, if the Bank meets or exceeds certain base standards of profitability and net worth levels for its fiscal year. The structure of this plan is reviewed on an annual basis by the Board of Directors. The incentive bonus expense in 2001, 2000 and 1999 was approximately $220,000, $426,000 and $340,000, respectively.

15. OTHER NON-INTEREST EXPENSE

    Other non-interest expense consisted of the following:

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2001       2000       1999
                                                    --------   --------   --------
                                                        (DOLLARS IN THOUSANDS)
Professional services, including legal, audit and
  appraisal.......................................   $1,755     $1,454     $1,600
EDP contract services, item processing and
  statement rendering.............................    1,409        763        423
Marketing.........................................    1,303        883        833
Deposit insurance.................................       90         70         68
Real estate in foreclosure and other real estate
  owned...........................................      225         18         27
Amortization of intangible assets.................      451        451        422
Other.............................................    2,799      2,693      2,314
                                                     ------     ------     ------
                                                     $8,032     $6,332     $5,687
                                                     ======     ======     ======

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

                                                         YEARS ENDED DECEMBER 31,
                                ---------------------------------------------------------------------------
                                                2001                                   2000
                                ------------------------------------   ------------------------------------
                                     NUMBER OF        WEIGHTED AVG.         NUMBER OF        WEIGHTED AVG.
                                      OPTIONS         EXERCISE PRICE         OPTIONS         EXERCISE PRICE
                                -------------------   --------------   -------------------   --------------
Outstanding at beginning of
  year........................              478,400       $ 8.18                   440,983       $ 9.66
Granted.......................               92,900        13.06                   104,500        10.93
Exercised.....................              (49,500)        2.61                   (40,500)        3.86
Canceled......................                   --           --                   (26,583)       13.74
                                -------------------       ------       -------------------       ------
Outstanding at end of year....              521,800       $11.43                   478,400       $ 8.18
                                -------------------       ------       -------------------       ------
Exercisable at end of year....              402,800       $10.02                   359,400       $ 8.21
                                -------------------       ------       -------------------       ------
Option price per share........  $       3.00-$20.75                    $       1.50-$20.75
Weighted average fair value of
  options granted during the
  year........................  $              4.17                    $              4.39

                                      YEARS ENDED DECEMBER 31,
                                ------------------------------------
                                                1999
                                ------------------------------------
                                     NUMBER OF        WEIGHTED AVG.
                                      OPTIONS         EXERCISE PRICE
                                -------------------   --------------
Outstanding at beginning of
  year........................              371,400       $ 7.80
Granted.......................              113,083        13.79
Exercised.....................              (38,500)        3.14
Canceled......................               (5,000)       14.88
                                -------------------       ------
Outstanding at end of year....              440,983       $ 9.66
                                -------------------       ------
Exercisable at end of year....              289,344       $ 6.42
                                -------------------       ------
Option price per share........  $       1.50-$20.75
Weighted average fair value of
  options granted during the
  year........................  $              5.10

                                     OUTSTANDING OPTIONS                                  EXERCISABLE OPTIONS
                       ------------------------------------------------      ---------------------------------------------
                                             WEIGHTED                                             WEIGHTED
                          OPTIONS            AVERAGE          WEIGHTED          OPTIONS            AVERAGE        WEIGHTED
                       OUTSTANDING AT       REMAINING         AVERAGE        OUTSTANDING AT       REMAINING       AVERAGE
RANGE OF                DECEMBER 31,       CONTRACTUAL        EXERCISE        DECEMBER 31,       CONTRACTUAL      EXERCISE
EXERCISE PRICES             2001           LIFE (YRS.)         PRICE              2001           LIFE (YRS.)       PRICE
---------------        --------------      ------------      ----------      --------------      -----------      --------
$3.00-$3.63                63,000              0.20            $ 3.01            63,000             0.20           $ 3.01
$5.19-$6.88                60,900              2.83            $ 6.26            60,900             2.83           $ 6.26
$8.03-$11.20              126,500              8.46            $10.47           126,500             8.46           $10.47
$12.91-$15.50             229,400              7.86            $13.94           152,400             8.19           $14.05
$20.75                     42,000              6.22            $20.75                --               --               --
                          521,800              6.36            $11.43           402,800             6.21           $10.02

    In conjunction with the Company's aforementioned Stock Option Plans, the Company adopted a Long Term Performance Incentive Plan in 1999 to encourage executive management and members of the Board of Directors to build long-term shareholder value. The plan was a 3 year program which provided a mechanism for granting options under the Company's Stock Option Plan. Options to purchase approximately 0, 59,500 and 48,000 shares of common stock for performance in 2001, 2000 and 1999, respectively, were granted to members of the Board of Directors and certain principal officers. All options granted under this plan are included in the preceding table. The options are granted based on achievement of strategic goals.

    At December 31, 2001, based on the closing price of the Company's stock of $15.14, there were approximately 81,500 option shares which had exercise prices ranging from $15.21 to $20.75 which were not considered dilutive for purposes of earnings per share calculations.

    As discussed in Note 1, the Bank applies APB 25 in accounting for its stock-based compensation plans under which no compensation cost has been recognized. Had compensation cost for awards in 2001, 2000 and 1999 under the Bank's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Bank's net income and earnings per share would have been as follows:

                                         2001             2000             1999
                                    --------------   --------------   --------------
                                    (DOLLARS IN THOUSANDS, EXCEPT IN SHARE AMOUNTS)
Net income:
  As reported.....................      $3,077           $4,493           $4,149
  Pro forma.......................       2,825            4,137            3,954
Earnings per share:
  As reported--
    Basic.........................         .99             1.46             1.26
    Diluted.......................         .95             1.41             1.20
  Pro forma--
    Basic.........................         .91             1.35             1.20
    Diluted.......................         .87             1.30             1.14

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

    The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                                                   2001          2000          1999
                                                 --------      --------      --------
Expected volatility............................    32.52%        40.00%        32.62%
Risk-free interest rate........................     4.95%         6.69%         5.38%
Terms of options...............................  7.0 yrs.      7.0 yrs.      7.0 yrs.
Expected dividend yield........................     2.70%         2.70%         1.80%

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

    In November 1993, the Company loaned the ESOP $570,000 to acquire additional shares for participants on the open market. The loan was to be repaid over 7 years with principal and interest (at a rate equal to 85% of the prevailing prime rate) payable quarterly. In November 2000, the loan was repaid in full.

    In the event that the stock price of the Company had fluctuated at the point that shares vest with participants from the cost of shares acquired by the ESOP (at prices which range from $5.63 to $6.13 per share), the Company's statement of operations was affected either adversely (if increasing stock price) or favorably (decreasing stock price). During 2000 and 1999, the impact of the stock price market value in excess of original cost increased the Company's ESOP expense by $50,000 and $89,000, respectively, in addition to normal amortization expense associated with the participant's earn out of the shares allocated.

    Management and the Board of Directors revised its methodology for funding the ESOP commencing in 2001. The Board of Directors may grant annual cash contributions to the ESOP, based on set financial performance criteria, which will in turn be used to acquire the Company's common stock for immediate allocation to participants. The amounts contributed, if any, will be based on the accomplishment of financial and strategic goals. There were no contributions made in 2001.

    The Company's ESOP expense for the years ended December 31, 2001, 2000 and 1999 amounted to $0, $118,000 and $170,000, respectively.

18. RESTRICTION ON CASH AND DUE FROM BANKS

    At December 31, 2001 and 2000, cash and due from banks included $9,764,000 and $7,416,000, respectively, to satisfy the reserve requirements of the Federal Reserve Bank.

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

    As of December 31, 2001, the Company had repurchased 932,600 shares of its common stock under these plans at a total cost of approximately $13,882,000.

20. SUPPLEMENTAL EXECUTIVE RETIREMENT PROGRAM

    The Company has a non-cash supplemental executive retirement plan for an officer. Under this arrangement, the individual (or his beneficiary) is entitled to receive monthly retirement benefits for life, or a minimum of twenty years, whichever is longer, in amounts specified in the contract. Benefits commence upon retirement date which is deemed to be the age of sixty-five. If death occurs during employment with the Company, the individual designated as beneficiary will receive a distribution in two components, the first of which is an amount equal to 3 times the annual salary of the officer, as determined under the plan and the second of which is the aggregate of all accruals made by the Company with respect to the benefit up to the end of the preceding fiscal year. If the officer retires or terminates his employment (other than for cause) prior to age 60, he will receive a percentage of the benefit he would otherwise receive. In March 1998, the Company also purchased a single life annuity insurance policy. The contract was purchased at a cost of $2,863,184. The cash surrender value is earning a rate of return, with a guaranteed minimum rate of 4%. In addition, the Company has entered into a split dollar agreement with the officer, which requires that any death benefit be shared between the Company and the designated beneficiary, based on a predetermined schedule. The amounts due to the beneficiary as death benefits under the Plan are reduced to the extent death benefits under the insurance contract are remitted to such beneficiary. The obligation under the plan is being accrued over the expected employment period, through age 65. Approximately $116,000, $105,000, and $71,000 was charged to compensation expense in 2001, 2000 and 1999, respectively. Income related to the increased value of the insurance contract of $161,000, $152,000 and $138,000 was recognized as other non-interest income in 2001, 2000 and 1999, respectively. The contract values of $3,415,000 and $3,254,000, at December 31, 2001 and 2000, respectively, are reflected as Bank-owned life insurance--contract value in the Consolidated Balance Sheet.

    Additionally, in 2001 the Company established cash funded supplemental executive retirement plans for 2 other officers. The officers vest in the rights to these assets and accumulated earnings on the later of two years from the date of the agreement and five years from the date the officer commenced employment. The expense related to these cash funding arrangements was approximately $60,000 in 2001.

21. DEFERRED STOCK COMPENSATION PLAN

    In 1998, the Company adopted a Deferred Stock Compensation Plan for directors (the "Plan") which, for those directors who elected to participate, would, in lieu of current cash payments, defer their compensation for attendance at various meetings of the Board of Directors until retirement or some future point in time to be determined. Furthermore, the deferred compensation is eligible to be paid only in shares of the Company's common stock, the units earned which are predetermined for a fixed 3 year period based upon the Board meeting fee schedule which was in effect as of July 1, 1998, divided by the stock price of the Company's common shares at the close of business on July 1, 1998. This price was $18.75 per share. On July 1, 2001, the price was changed as required by the Plan to $15.75 effective through July 1, 2004. The shares when earned are placed in a Rabbi Trust (the "Trust") which is administered by an independent trustee. The voting for these shares is controlled by the independent trustee although for accounting purposes the shares are reflected as treasury shares until such time as the shares are distributed. The expense associated with this plan is based upon the market value of the shares of stock earned on the date of the respective meeting. There are currently no directors who continue to participate in the Plan other than for dividends on accumulated balances. The amount of expense associated with this plan for 2001, 2000 and 1999 was $9,000, $14,000 and $62,000, respectively, which has been reflected as salaries expense with the corresponding liability pertaining to stock earned and not yet distributed is reflected in stockholders' equity. A total of 100,000 shares has been registered for the Plan. There has been a total of approximately 8,800, 8,700 and 7,000 shares earned and deferred as of December 31, 2001, 2000 and 1999, respectively.

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

    The carrying amount and estimated fair values of the Bank's financial instruments at December 31, 2001 and 2000 are represented as follows:

                                                                            AT DECEMBER 31,
                                                            -----------------------------------------------
                                                                     2001                     2000
                                                            ----------------------   ----------------------
                                                             CARRYING                 CARRYING
                                                            OR NOTIONAL     FAIR     OR NOTIONAL     FAIR
                                                              AMOUNT       VALUE       AMOUNT       VALUE
                                                            -----------   --------   -----------   --------
                                                                        (DOLLARS IN THOUSANDS)
Financial instrument assets:

Cash and cash equivalents.................................    $ 54,576    $ 54,576     $ 27,609    $ 27,609
Securities................................................     277,627     277,627      290,211     290,211
Loans, including held for sale, net.......................     403,552     430,276      374,138     392,421
Mortgage servicing rights.................................          --          --           --          --

Financial instruments liabilities:

Deposits..................................................    $497,459    $502,532     $454,747    $459,904
Short-term borrowings.....................................       8,049       8,058       49,565      49,730
Long-term debt............................................     193,500     217,018      172,567     172,822

Off-balance sheet financial instruments:

Commitments to grant loans................................    $ 44,930    $ 44,930     $ 18,609    $ 18,609
Commitments to sell loans.................................      22,705      22,705        3,617       3,617
Unadvanced funds on home equity lines of credit...........      18,437      18,437       15,480      15,480
Unadvanced funds on other lines of credit.................       8,357       8,357        7,476       7,476
Commitments to advance funds under construction loan
  agreements..............................................       5,510       5,510        7,598       7,598

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

                               BUSINESS SEGMENTS

              RECONCILIATION TO                 COMMUNITY   MORTGAGE
      CONSOLIDATED FINANCIAL INFORMATION         BANKING    BANKING     OTHER     ELIMINATIONS   CONSOLIDATED
----------------------------------------------  ---------   --------   --------   ------------   ------------
                                                                   (DOLLARS IN THOUSANDS)
DECEMBER 31, 2001:
  Securities, at market.......................  $277,627    $    --    $    --      $     --       $277,627
  Net loans and loans held for sale...........   403,530     22,705         --       (22,683)       403,552
  Total assets................................   771,253     25,357     50,723       (77,215)       770,118
  Total deposits..............................   500,319         --         --        (2,860)       497,459
  Total borrowings............................   201,549     22,683         --       (22,683)       201,549
  Total liabilities...........................  $720,445    $23,395    $   507      $(25,543)      $718,804
  Total interest income.......................  $ 50,471    $   667    $    18      $   (663)      $ 50,493
  Total interest expense......................    27,749        557         --          (663)        27,643
  Net interest income.........................    22,722        110         18            --         22,850
  Provision for possible loan losses..........     1,705         --         --            --          1,705
  Total non-interest income...................     6,881      2,899         --           (11)         9,769
  Total non-interest expense..................    22,652      1,933      1,120            --         25,705
  Net income (loss)...........................  $  3,218    $   595    $  (729)     $     (7)      $  3,077

DECEMBER 31, 2000:
  Securities, at market.......................  $290,211    $    --    $    --      $     --       $290,211
  Net loans and loans held for sale...........   374,108      3,617         --        (3,587)       374,138
  Total assets................................   728,422      5,085     48,231       (53,489)       728,249
  Total deposits..............................   456,609         --         --        (1,862)       454,747
  Total borrowings............................   222,132      3,587         --        (3,587)       222,132
  Total liabilities...........................  $683,589    $ 3,718    $    --      $ (5,449)      $681,858
  Total interest income.......................  $ 48,386    $   341    $    61      $   (439)      $ 48,349
  Total interest expense......................    28,519        316         --          (439)        28,396
  Net interest income.........................    19,867         25         61            --         19,953
  Provision for possible loan losses..........       160         --         --            --            160
  Total non-interest income...................     7,585      1,507         --          (193)         8,899
  Total non-interest expense..................    18,887      1,549      1,239            --         21,675
  Net income (loss)...........................  $  5,451    $   (57)   $  (775)     $   (126)      $  4,493

DECEMBER 31, 1999:
  Securities, at market.......................  $235,623    $    --    $    --      $     --       $235,623
  Net loans and loans held for sale...........   388,701      3,265         --        (3,256)       388,710
  Total assets................................   692,733      4,831     40,399       (41,753)       696,250
  Total deposits..............................   394,665         --         --        (4,973)       389,692
  Total borrowings............................   259,751      3,256         --        (3,256)       259,751
  Total liabilities...........................  $660,673      3,407        557        (8,229)      $656,408
  Total interest income.......................  $ 42,219    $   218    $    92      $   (287)      $ 42,242
  Total interest expense......................    23,172        207         --          (287)        23,092
  Net interest income.........................    19,047         11         92            --         19,150
  Provision for possible loan losses..........       640         --         --            --            640
  Total non-interest income...................     6,387      1,200         --          (214)         7,373
  Total non-interest expense..................    16,850      1,281      1,289            --         19,420
  Net income (loss)...........................  $  5,150    $   (76)   $  (788)     $   (137)      $  4,149

24. PARENT COMPANY FINANCIAL STATEMENTS--ABINGTON BANCORP, INC.
(PARENT COMPANY ONLY)

                                 BALANCE SHEETS

                                                               DECEMBER 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
                                                                (DOLLARS IN
                                                                THOUSANDS)
Assets:
  Cash and cash equivalents...............................  $   853    $ 1,167
  Investment in subsidiaries..............................   52,722     45,181
  Other assets............................................       --        805
                                                            -------    -------
      Total assets........................................  $53,575    $47,153
                                                            -------    -------

Liabilities and stockholders' equity:
  Liabilities:
    Accrued expenses and other liabilities................  $ 1,871    $   371
    Junior subordinated deferrable interest debentures....   12,553     12,477
                                                            -------    -------
      Total liabilities...................................   14,424     12,848
                                                            -------    -------
Total stockholders' equity................................   39,151     34,305
                                                            -------    -------
      Total liabilities and stockholders' equity..........  $53,575    $47,153
                                                            =======    =======

                              STATEMENTS OF INCOME

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2001       2000       1999
                                                    --------   --------   --------
                                                        (DOLLARS IN THOUSANDS)
Operating income:
  Dividends from subsidiaries.....................  $ 1,000    $    --     $   --
  Interest income.................................       50         93        124
                                                    -------    -------     ------
      Total operating income......................    1,050         93        124

  Operating expenses..............................       --        119        170
  Interest expense................................    1,152      1,152      1,152
                                                    -------    -------     ------

Income (loss) before income taxes and equity in
  undistributed earnings of subsidiaries..........     (102)    (1,178)    (1,198)
Income tax benefit................................     (373)      (403)      (410)
                                                    -------    -------     ------

Income (loss) before equity in undistributed
  earnings of subsidiaries........................      271       (775)      (788)
Equity in undistributed earnings of
  subsidiaries....................................    2,806      5,268      4,937
                                                    -------    -------     ------

Net income........................................  $ 3,077    $ 4,493     $4,149
                                                    =======    =======     ======

                            STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 3,077    $ 4,493    $ 4,149
  Adjustments to reconcile net income to net cash from
    operating activities:
    Equity in undistributed earnings of subsidiaries........   (2,806)    (5,268)    (4,937)
  Other, net................................................      445       (116)       772
                                                              -------    -------    -------
      Net cash provided by (used in) operating activities...      716       (891)       (16)

Cash flows from investing activities:
      Net cash used in investing activities.................       --         --         --

Cash flows from financing activities:
  Proceeds from issuance of common stock....................      179        260        694
  Dividends on common stock.................................   (1,209)      (982)    (1,150)
  Repurchase of common stock................................       --     (1,699)    (2,602)
                                                              -------    -------    -------
      Net cash provided by (used in) financing activities...   (1,030)    (2,421)    (3,058)

Net increase (decrease) in cash and cash equivalents........     (314)    (3,312)    (3,074)
Cash and cash equivalents at beginning of year..............    1,167      4,479      7,553
                                                              -------    -------    -------

Cash and cash equivalents at end of year....................  $   853    $ 1,167    $ 4,479
                                                              =======    =======    =======

25. QUARTERLY DATA (UNAUDITED)

    Operating results on a quarterly basis for the years ended December 31, 2001 and 2000 are as follows:

                                                                  YEARS ENDED DECEMBER 31,
                            -----------------------------------------------------------------------------------------------------
                                                  2001                                                2000
                            -------------------------------------------------   -------------------------------------------------
                              FOURTH       THIRD        SECOND       FIRST        FOURTH       THIRD        SECOND       FIRST
                             QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                   (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Interest and dividend
  income..................  $   12,317   $   12,884   $   12,766   $   12,526   $   12,496   $   12,336   $   11,952   $   11,565
Interest expense..........       6,486        6,885        7,064        7,208        7,438        7,389        6,940        6,629
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net interest income.......       5,831        5,999        5,702        5,318        5,058        4,947        5,012        4,936
Provision for possible
  loan losses (a).........         865          510          330           --          100           --           60           --
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net interest income, after
  provision for possible
  loan losses.............       4,966        5,489        5,372        5,318        4,958        4,947        4,952        4,936
Non-interest income (b)...       1,660        2,752        2,911        2,446        2,548        2,381        2,173        1,797
Non-interest expenses
  (c).....................       7,351        6,251        6,209        5,894        5,831        5,516        5,345        4,983
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before
  income taxes and
  cumulative effect of
  accounting change.......        (725)       1,990        2,074        1,870        1,675        1,812        1,780        1,750
Provision (benefit) for
  income taxes............        (315)         753          741          655          637          632          638          617
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before
  cumulative effect of
  accounting change.......  $     (410)  $    1,237   $    1,333   $    1,215   $    1,038   $    1,180   $    1,142   $    1,133
Cumulative effect of
  change in accounting for
  costs of sales
  incentives, net of
  taxes...................          --           --           --         (298)          --           --           --           --
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss).........  $     (410)  $    1,237   $    1,333   $      917   $    1,038   $    1,180   $    1,142   $    1,133
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Basic earnings per share--
Income (loss) before
  cumulative effect of
  accounting change.......  $     (.13)  $      .40   $      .43   $      .40   $      .34   $      .39   $      .38   $      .36
Cumulative effect of
  change in accounting....          --           --           --         (.10)          --           --           --           --
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss) per
  share                     $     (.13)  $      .40   $      .43   $      .30   $      .34   $      .39   $      .38   $      .36
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Weighted average common
  shares--basic...........   3,113,000    3,111,000    3,109,000    3,078,000    3,067,000    3,055,000    3,038,000    3,112,000
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Diluted earnings per
  share--
Income (loss) before
  cumulative effect of
  accounting change.......  $     (.13)  $      .38   $      .41   $      .38   $      .33   $      .37   $      .36   $      .35
Cumulative effect of
  accounting change.......          --           --           --         (.09)          --           --           --           --
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss) per
  share...................  $     (.13)  $      .38   $      .41   $      .29   $      .33   $      .37   $      .36   $      .35
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Weighted average common
  shares--diluted.........   3,113,000    3,262,000    3,236,000    3,208,000    3,172,000    3,167,000    3,158,000    3,249,000
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

------------------------------

(a) Provisions for loan losses primarily related to continued deterioration in 2 key credits during 2001. Both of these credits are on non-accrual at December 31, 2001 and are specificially reserved for as noted in Note 6.

(b) Net losses on sales of securities totaled $1,676,000 in the fourth quarter of 2001, which included the loss on sale of a corporate bond of $2.2 million.

(c) Includes a charge of $635,000 due to a writedown of a real estate holding to its fair market value during the fourth quarter of 2001 (Note 1).

ANNUAL REPORT ON FORM 10-K

    A copy of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission, is available to stockholders without charge upon written request to:

Investor Relations
Abington Bancorp, Inc.
536 Washington Street
Abington, MA 02351

INQUIRIES

Robert M. Lallo
Executive Vice President,
Chief Financial Officer and Treasurer
Abington Bancorp, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by Item 10 of this Form is incorporated by reference herein from the Company's Proxy Statement relating to the 2002 Annual Meeting of Stockholders of the Company.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by Item 11 of this Form is incorporated by reference herein from the Company's Proxy Statement relating to the 2002 Annual Meeting of Stockholders of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by Item 12 of this Form is incorporated by reference herein from the Company's Proxy Statement relating to the 2002 Annual Meeting of Stockholders of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by Item 13 of this Form is incorporated by reference herein from the Company's Proxy Statement related to the 2002 Annual Meeting of Stockholders of the Company.

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

   *10.10   Abington Bancorp, Inc. 1997 Incentive and Nonqualified Stock
            Option Plan, incorporated by reference herein to Appendix A to the Company's proxy statement relating to its special
            meeting in lieu of annual meeting held on June 17, 1997,
            filed with the Commission on April 29, 1997.
*10.11(a)   Special Termination Agreement dated as of July 1, 1997 among the Company, the Bank and Robert M. Lallo, incorporated by reference to the Company's quarterly report on Form 10-Q
            for the second quarter of 1997, filed on August 13, 1997.
      (b)   Amendment No. 1 to Special Termination Agreement, dated
            April 16, 1998, by and among the Company, the Bank and
            Robert M. Lallo, incorporated by reference to the Company's quarterly report on Form 10-Q for the first quarter of 1998, filed on May 8, 1998.
   *10.12   Merger Severance Benefit Program dated as of August 28,
            1997, incorporated by reference to the Company's Quarterly
            Report on Form 10-Q for the third quarter of 1997, filed on
            November 15, 1997.
   *10.13   Supplemental Executive Retirement Agreement between the Bank and James P. McDonough dated as of August 23, 2001,
            incorporated by reference to the Company's quarterly report on Form 10-Q for the third quarter of 2001, filed on
            November 13, 2001.
   *10.14   Deferred Stock Compensation Plan for Directors, effective
            July 1, 1998 incorporated by reference to Appendix A to the
            Company's proxy statement (schedule 14A) for its 1998 Annual
            Meeting, filed with the Commission on April 13, 1998.
   *10.15   Special Termination Agreement dated as of February 7, 2000 among the Company, the Bank and Jack B. Meehl, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 28, 2000.
   *10.16   Abington Bancorp, Inc. 2000 Incentive and Nonqualified Stock
            Option Plan, incorporated by reference herein to Appendix A to the Company's proxy statement relating to its annual
            meeting held on May 16, 2000, filed with the Commission on
            April 13, 2000.
   *10.17   Abington Bancorp, Inc. Board of Directors Transition and
            Retirement Plan, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of
            2000, filed on August 11, 2000.
   *10.18   Defined Contribution Supplemental Executive Retirement
            Agreement between the Bank and Kevin M. Tierney, Sr. dated
            July 26, 2001, incorporated by reference to the Company's
            quarterly report on Form 10-Q for the second quarter of
            2001, filed on August 10, 2001.
   *10.19   Defined Contribution Supplemental Executive Retirement
            Agreement between the Bank and Robert M. Lallo dated
            July 26, 2001, incorporated by reference to the Company's
            quarterly report on Form 10-Q for the second quarter of
            2001, filed on August 10, 2001.
     11.1   A statement regarding the computation of earnings per share is included in Item 8 of this Report.
     21.1   Subsidiaries of the Company incorporated by reference to the
            Company's Annual Report on Form 10-K for the year ended
            December 31, 1999, filed on March 28, 2000.
     23.1   Consent of Accountants.
     24.1   Power of Attorney is included on signature page

    (b) Reports on Form 8-K.

    The Company filed a report on Form 8-K on December 14, 2001, reporting on the Company's sale of a corporate bond investment at a loss of $2.2 million.

* Management contract or compensatory plan or arrangement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ABINGTON BANCORP, INC.

Date: March 18, 2002                                   By:            /s/ JAMES P. MCDONOUGH
                                                            -----------------------------------------
                                                                        James P. McDonough
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

                      NAME                                      TITLE                      DATE
                      ----                                      -----                      ----
             /s/ JAMES P. MCDONOUGH               President and Chief Executive
    ---------------------------------------       Officer; Director                   March 18, 2002
               James P. McDonough                 (Principal Executive Officer)

              /s/ ROBERT M. LALLO                 Chief Financial Officer &
    ---------------------------------------       Treasurer                           March 18, 2002
                Robert M. Lallo                   (Principal Financial Officer)

              /s/ BRUCE G. ATWOOD
    ---------------------------------------       Director                            March 18, 2002
                Bruce G. Atwood

             /s/ WILLIAM F. BORHEK
    ---------------------------------------       Director                            March 18, 2002
               William F. Borhek

            /s/ RALPH B. CARVER, JR.
    ---------------------------------------       Director                            March 18, 2002
              Ralph B. Carver, Jr.

                      NAME                                      TITLE                      DATE
                      ----                                      -----                      ----
               /s/ JOEL S. GELLER
    ---------------------------------------       Director                            March 18, 2002
                 Joel S. Geller

            /s/ RODNEY D. HENRIKSON
    ---------------------------------------       Director                            March 18, 2002
              Rodney D. Henrikson

             /s/ ANN CARTER JAMESON
    ---------------------------------------       Director                            March 18, 2002
               Ann Carter Jameson

           /s/ A. STANLEY LITTLEFIELD
    ---------------------------------------       Director                            March 18, 2002
             A. Stanley Littlefield

            /s/ GORDON N. SANDERSON
    ---------------------------------------       Director                            March 18, 2002
              Gordon N. Sanderson

                /s/ LAURA J. SEN
    ---------------------------------------       Director                            March 18, 2002
                  Laura J. Sen

             /s/ JAMES J. SLATTERY
    ---------------------------------------       Director                            March 18, 2002
               James J. Slattery

               /s/ WAYNE P. SMITH
    ---------------------------------------       Director                            March 18, 2002
                 Wayne P. Smith