Form 10-K/A
period 2001-12-31
ABINGTON BANCORP INC
filed 2002-03-22
CIK 812146

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 1


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2001       Commission file number 0-16018


                             ABINGTON BANCORP, INC.

             (Exact name of registrant as specified in its charter)


         MASSACHUSETTS                                    04-3334127
  (State or jurisdiction of                    (I.R.S. Employer incorporation or
incorporation or organization)                 organization Identification No.)


      536 WASHINGTON STREET
           ABINGTON, MA                                       02351
(Address of principal executive offices)                   (Zip Code)


                                 (617) 982-3200
              (Registrant's telephone number, including area code)


             Securities registered pursuant to Section 12(b) of the
          Act: None Securities registered pursuant to Section 12(g) of the Act (TITLE OF CLASS):
                     Common Stock, par value $0.10 per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes  X    No
                                      ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing sales price for the Registrant's common stock on February 28, 2002, as reported by the Nasdaq Stock Market, was $49,739,578.

The number of shares outstanding of the Registrant's Common Stock as of February 28, 2002: 3,184,352 shares

--------------------------------------------------------------------------------

Part IV of the Registrant's Annual Report on Form 10-K is hereby amended by adding the following new Exhibit:

(a)(3) Exhibits

99.1 Letter from the Company to the SEC with respect to representations received from Arthur Andersen LLC.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ABINGTON BANCORP, INC.


Date: March 22, 2002                             By: /s/ James P. McDonough
                                                     -------------------------
                                                     James P. McDonough,
                                                     President and Chief
                                                     Executive Officer