Form 10-K/A
period 2001-12-31
ABINGTON BANCORP INC
filed 2002-04-30
CIK 812146

                                FORM 10-K/A NO. 2

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the Fiscal Year Ended                             Commission File Number
                  December 31, 2001                                        0-16018
          ----------------------------------                    --------------------------------

                                                  Abington Bancorp, Inc.
       -------------------------------------------------------------------------------------------------------------
                                  (Exact Name of registrant as specified in its charter)

                         Massachusetts                                      04-3334127
        ---------------------------------------------          -----------------------------------
        (State or other jurisdiction of incorporation)         (I.R.S. Employer Identification No.)

                    536 Washington Street
                   Abington, Massachusetts                                     02351
        ---------------------------------------------          -----------------------------------
           (Address of principal executive offices)                          (Zip Code)

                  Registrant's telephone number: (781) 982-3200
------------------------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                                                                       Name of Each Exchange
                Title of Each Class                                     On Which Registered
-------------------------------------------------          -------------------------------------------
            Common Stock, $.10 par value                               Nasdaq National Market

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on February 28, 2002 as reported by the Nasdaq National Market, was approximately $49,739,578.

         As of February 28, 2002, the Registrant had outstanding 3,184,352 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

        THE FOLLOWING ITEMS ARE INCLUDED HEREIN: ITEMS 10, 11, 12 AND 13

EXPLANATION FOR THIS AMENDMENT:

         The Annual Report on Form 10-K of Abington Bancorp, Inc. (the "Company") for the Company's fiscal year ended December 31, 2001 (the "2001 Form 10-K") is being amended hereby to include the items and exhibits listed below:

         ITEM              DESCRIPTION
         ----              -----------
         Item 10.          Directors and Executive Officers of the Registrant
         Item 11.          Executive Compensation
         Item 12.          Security Ownership of Certain Beneficial Owners and Management
         Item 13.          Certain Relationships and Related Transactions

         The Company's 2001 Form 10-K, as originally filed with the Securities and Exchange Commission (the "Commission") on March 19, 2002, incorporated into such form the information required by Items 10, 11, 12 and 13 of Form 10-K by reference to the Company's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders (the "Proxy Statement"). The Proxy Statement will not be filed with the Commission within 120 days of the close of the Company's fiscal year ended December 31, 2001. Accordingly, the 2001 Form 10-K is being amended hereby to include the information that was originally expected to be incorporated by reference.

THE AMENDMENT:

         Items 10, 11, 12 and 13 in Part III of the 2001 Form 10-K are hereby amended by deleting the texts thereof in their entirety and substituting therefor the following:


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION REGARDING NOMINEES AND DIRECTORS

         The following table sets forth certain information (as of April 16, 2002) regarding the current Directors and the nominees for Director of the
Company:

                                                                     DIRECTOR           TERM AS DIRECTOR WILL
               NAME                                AGE                SINCE*                    EXPIRE
               --------------------            ------------        --------------       -----------------------
               Bruce G. Atwood                     64                  1978                      2004
               William F. Borhek                   63                  1980                      2003
               Ann Carter                          45                  2002                      2003
               Ralph B. Carver, Jr.                74                  1980                      2004
               Joel S. Geller                      61                  1982                      2004
               Rodney D. Henrikson                 66                  1973                      2003
               A. Stanley Littlefield              76                  1985                      2003
          **   James P. McDonough                  51                  1990                      2002
          **   Gordon N. Sanderson                 68                  1985                      2002
               Laura J. Sen                        45                  2001                      2004
               James J. Slattery                   66                  1973                      2002
          **   Wayne P. Smith                      63                  1973                      2002
          **   Jeffrey Stone                       45

------------
* Includes (where applicable) service as a trustee of Abington Savings Bank (the "Bank") prior to its conversion from mutual to stock form in 1986 (the "Conversion") and as director of the Bank from the date of the Conversion to the establishment of the Company as the holding company of the Bank on January 31, 1997. All Directors of the Company are also Directors of the Bank.

** Nominees for Director.

         The principal occupation and business experience during at least the last five years of each Director and nominee is as follows:

         BRUCE G. ATWOOD has been Vice President-Operations and Treasurer of Hyer Industries, Inc., a manufacturer of industrial scales, since 1978.

         WILLIAM F. BORHEK has been President of Wm. F. Borhek Insurance Agency, Inc., a general insurance agency, since 1964.

         ANN CARTER has been Executive Vice President and Chief Operating Officer of The Rasky/Baerlein Group, a Boston-based full-service communication firm, since 1997. From 1994 until 1997, she was Senior Vice President and Director of client service. Prior to joining The Rasky/Baerlein Group in 1994, she was a Vice President at Winthrop Financial Associates, a real estate investment and management company, for ten years.

         RALPH B. CARVER, JR. has been retired since 2000. Prior to that time, he was operator since 1964 and owner since 1987 of Transport Properties Trust and President, Treasurer and a director of Den-Lea Rental, Inc., a truck leasing company, from 1979 until 1999.

         JOEL S. GELLER has been a partner in Wein-Gell Associates, an investment firm, since 1969. Until February 2000, he was the owner-manager and a director of Abington Liquors Corp., a retail liquor store.

         RODNEY D. HENRIKSON has been Treasurer of Henrikson Realty Corp., a real estate company, since 1974 and President since 1997. He was Treasurer of Henrikson's Dairy, Inc., a food processing and distribution company, from 1974 through 1984 and President from 1984 through 1986.

         A. STANLEY LITTLEFIELD is an attorney in private practice in Abington, Massachusetts. He was formerly District Attorney of Plymouth County.

         JAMES P. MCDONOUGH has been President and Chief Executive Officer of the Company since its incorporation on October 15, 1996. Mr. McDonough has also served as President and Chief Executive Officer of the Bank since August 1991. Previously, he served as President and Chief Operating Officer of the Bank from November 1990 to August 1991 and Senior Vice President-Lending of the Bank from December 1987 to November 1990. Mr. McDonough was also Vice President-Regional Manager of GEM Mortgage Corporation of North America from 1983 to 1987. Mr. McDonough is a graduate of Massasoit Community College and Boston State College.

         GORDON N. SANDERSON has been retired since 1991. From 1970 to 1991, he was Vice President-Sales of B & W Press, Inc., a specialty printing company.

         LAURA J. SEN has been Executive Vice President, Merchandise for BJ's Wholesale Club since 1997. She was Vice President, Logistics from 1989 to 1993 and Senior Vice President, General Merchandise from 1993 to 1997.

         JAMES J. SLATTERY has been President of J. H. Slattery Insurance Agency, Inc., Abington, Massachusetts, an independent insurance agency, since 1958.

         WAYNE P. SMITH is Treasurer and a director of Suburban Enterprises Inc., Abington, Massachusetts, a sales and marketing firm.

         JEFFREY STONE has served as the President and Chief Executive Officer of Tweeter, Inc. since January 2000, as Chief Operating Officer from 1990 to 2000 and as a Director of Tweeter since 1990. From 1987 to 1990, Mr. Stone served as the Executive Vice President of Bread & Circus, a specialty natural foods supermarket chain, and from 1983 to 1987 as Vice President of Human Resources and Training for Scandinavian Design, a specialty furniture retailer.

EXECUTIVE OFFICERS

         The names and ages of all executive officers of the Company and the Bank as of April 16, 2002 and the principal occupation and business experience during at least the last five years for each are set forth below:

         JAMES P. MCDONOUGH. For biographical information concerning Mr. McDonough, see "Election of Directors - Information Regarding Directors and Nominees" above.

         KEVIN M. TIERNEY, SR. has been Vice President of the Company since June 1999, Executive Vice President of the Bank since November 1998 and Chief Operating Officer of the Bank since May 2000. Prior to November 1998, he served as Executive Vice President/General Manager for the Consumer Network Services Division of Electronic Data Services, Inc., overseeing all operations for the Division from October 1997 to November 1998. From 1986 to October 1997, Mr. Tierney served as a Senior Vice President of Retail Banking and Operations for Salem Five Cents Savings Bank. Prior to that, from 1983 to 1986, he served as Regional Business Manager for the Electronic Financial Services Division of Automatic Data Processing. Mr. Tierney is 42 years old.

         ROBERT M. LALLO has been Chief Financial Officer of the Company and Executive Vice President of the Bank since May 2000 and Treasurer of the Company and the Bank and Chief Financial Officer of the Bank since June 1997. From June 1997 until May 2000, he was Senior Vice President of the Bank. From October 1993 until June 1997, he served as Vice President and Treasurer of the Bank. Prior to joining the Bank in 1993, Mr. Lallo held various positions with Arthur Andersen LLP, including Audit Manager, from July 1986 to October 1993. Mr. Lallo is a graduate of Boston College with degrees in both Accounting and Finance and is a Certified Public Accountant. Mr. Lallo is 37 years old.

         MARIO A. BERLINGHIERI has been Senior Vice President, Credit Policy and Administration of the Bank since February 2000. From 1996 until February 2000, Mr. Berlinghieri served as Senior Vice President, Business Banking Division of the Bank. Prior to 1996, he served as Program Manager of the Executive Office of Communities & Development for The Commonwealth of Massachusetts in 1995; Vice President and Senior Risk Manager of Fleet Bank of Massachusetts in charge of commercial portfolio approval from 1992 to 1994; and Regional Manager - Boston Small Business Lending for Bank of New England from 1990 to 1992. Mr. Berlinghieri is a graduate of Suffolk University with a B.S.B.A. degree in Banking/Finance and an M.B.A. in Business Administration. Mr. Berlinghieri is 52 years old.

         JACK B. MEEHL, JR. has been Senior Vice President, Business Banking Division of the Bank since February 2000. Mr. Meehl served as Senior Vice President and Area Manager for Small Business Services at Fleet National Bank from 1992 to 1999. From 1971 to 1992 he held various positions at Bank of New England including Vice President and Team Leader of the Community Lending and Commercial Real Estate Lending Groups. Mr. Meehl is a graduate of Curry College with a B.S. degree in Economics. Mr. Meehl is 52 years old.

         CYNTHIA A. MULLIGAN has been Senior Vice President-Consumer Banking Division of the Bank since September 2000. From September 1998 to September 2000, Ms. Mulligan was the owner of Sales Coaching and Systems, specializing in executive coaching and sales consulting services and from 1997 to 1998 was Sales/Manager at Randstad, a human resource staffing and recruiting company. Ms. Mulligan was employed at Abington Savings Bank as Director of Marketing, Training and Public Relations, Vice President of Retail Banking, and Director of Training and Recruiting from September 1992 until February 1997. Ms. Mulligan has a B.A. degree from Colby College. Ms. Mulligan is 33 years old.

         All executive officers of the Company and the Bank hold office until the first meeting of the Board of Directors following the annual meeting of stockholders or special meeting in lieu thereof and until their successors are chosen and qualified, unless a shorter term is specified in the vote appointing them. Officers may generally be removed from office by vote of two-thirds of the Board of Directors.

COMPENSATION OF DIRECTORS

         During the year ended December 31, 2001, Directors received $600 for each Bank Board meeting that they attended as well as an annual fee of $8,000. Members of the Executive Committee and the Board Loan Committee received an annual fee of $7,000. Members of the Audit Committee and the Compensation Committee received an annual fee of $5,000. Members of all other committees received $600 for each committee meeting that they attended during the year. Members of the Board who are employees of the Company or the Bank do not receive these fees. Generally, the Company's Board of Directors meets immediately prior to or after a Bank Board meeting. In such instances, Directors do not receive additional fees for attendance at meetings of the Company's Board. Otherwise, the Directors of the Company receive the same fees they receive for attendance at a Bank Board meeting.

         Pursuant to the Company's Deferred Stock Compensation Plan, non-employee Directors of the Company or any of its subsidiaries may elect to defer payment of compensation for service as a Director. Directors who elect to defer compensation are awarded stock units ("Stock Units") in lieu of cash compensation. For each dollar of cash compensation foregone, Directors receive a fraction of a Stock Unit equal to one divided by $15.75, the fair market value of the Common Stock calculated as of July 1, 2001. Each Stock Unit represents one share of the Company's Common Stock. At the current time, no Directors participate in the Plan.

         In June 2000, the Company adopted a Transition and Retirement Plan for Directors, which provides for a payment to eligible Directors upon their retirement from the Board. To be eligible for a payment under the Plan, a Director must have attained the age of 55 and must have served on the Board of the Company or the Bank for at least 10 years. Depending on the length of service, the payment upon retirement would be an amount equal to one to three times the Director's Board Compensation, defined in the Plan as an amount equal to the sum of (i) the annual fee paid to Directors for service on the Board and
(ii) the aggregate annual fees payable for attendance at 12 monthly Board meetings.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES ACT OF 1934

         During 2001, the Company was subject to Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which requires the Company's officers and Directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and greater-than-10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of Forms 3, 4 and 5 furnished to the Company during and with respect to 2001, or written representations that no Forms 5 were required, the Company believes that all Section 16(a) filing requirements applicable to the Company's and the Bank's officers, Directors and greater-than-10% beneficial owners were complied with during 2001.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following Summary Compensation Table sets forth certain information regarding compensation paid or accrued by the Company and the Bank with respect to the Chief Executive Officer and the Company's and the Bank's most highly compensated officers other than the Chief Executive Officer who served as officers at the end of fiscal 2001 and whose annual compensation exceeded $100,000 for fiscal 2001.

                                                                                           LONG TERM             ALL OTHER
                                                      ANNUAL COMPENSATION                 COMPENSATION         COMPENSATION(1)
                                              --------------------------------------    ----------------     -------------------
NAME AND                             FISCAL                                                  OPTION
PRINCIPAL POSITION                   YEAR      SALARY(2)      BONUS(3)      OTHER(4)         GRANTS
------------------                   ------    ---------      --------      --------         -------
James P. McDonough                   2001      $310,690            $   0                      10,000              $21,180
  President and Chief                2000       292,898          116,000                      10,000               12,992
  Executive Officer of the           1999       264,810           89,000                      10,000               14,556
  Company and the Bank

Kevin M. Tierney, Sr.                2001       173,398                0                       8,500              $53,483
  Vice President of the              2000       161,050           54,208                      11,000                5,247
  Company; Executive                 1999       149,999           39,900                           0                6,688
  Vice President and Chief
  Operating Officer of the
  Bank

Robert M. Lallo                      2001       138,318                0                       8,500              $25,949
Chief Financial Officer and          2000       133,184           43,930                      19,000                5,758
  Treasurer of the Company;          1999       102,491           28,689                       7,000                5,689
  Executive Vice President,
  Treasurer and Chief
  Financial Officer of the
  Bank

Jack B. Meehl, Jr.(5)                2001       104,039           17,988                       6,400               $8,967
  Senior Vice President,             2000        89,683           24,749                      10,000                  506
  Business Banking
  Division of the Bank

Cynthia A. Mulligan                  2001       107,190           20,780                           0               $6,039
  Senior Vice President,             2000        31,479            2,000                      10,000
  Consumer Banking Division
  of the Bank

---------------
(1) Includes life insurance premiums of $2,594, $626, $288, $981 and $187 in 2001 for Messrs. McDonough, Tierney, Lallo and Meehl and Ms. Mulligan, respectively. Also includes allocation of shares of Common Stock to employees under the Company's Employee Stock Ownership Plan (the "ESOP"). The dollar value of the Company's ESOP contributions in 2001 for Messrs. McDonough, Tierney, Lallo and Meehl and Ms. Mulligan was $6,819, $1,244, $2,116, $625 and $517, respectively. Includes the Company's contribution to the 401(k) accounts of Messrs. McDonough, Tierney, Lallo and Meehl and Ms. Mulligan the amount of $10,350, $9,613, $8,545, $7,361 and $5,335, respectively. For Mr. McDonough, includes $1,417, which represents the economic value of term insurance purchased in connection with his supplemental executive retirement agreement; because Mr. McDonough's supplemental executive retirement agreement provides for a defined benefit, does not include amounts accrued by the Bank with respect to his agreement See "Supplemental Executive Retirement Agreements." For Messrs. Tierney and Lallo, includes $42,000 and

    $15,000, respectively, contributed by the Bank to a Trust for the purpose of providing a supplemental retirement benefit for Messrs. Tierney and Lallo. See "Supplemental Executive Retirement Agreements."

(2) Represents gross salary prior to deduction for employee's voluntary 401(k) contribution.

(3) Bonuses are reported for the year they were earned, even if paid in the subsequent year.

(4) Perquisites and other personal benefits paid to each officer included in the Summary Compensation Table in each instance aggregated less than 10% of the total annual salary and bonus set forth in the columns entitled "Salary" and "Bonus" for each officer, and accordingly, are omitted from the table as permitted by the rules of the Securities and Exchange Commission.

(5) Mr. Meehl joined the Company in February 2000; Ms. Mulligan re-joined the Company in September 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following Option Grants Table sets forth certain information regarding stock options granted during the fiscal year ended December 31, 2001 by the Company to the executive officers named in the Summary Compensation Table.

                                                             INDIVIDUAL GRANTS                            POTENTIAL
                                              -------------------------------------------------        REALIZABLE VALUE
                                                                                                          AT ASSUMED
                                                 PERCENT OF                                            ANNUAL RATES OF
                                                TOTAL OPTIONS       EXERCISE                             STOCK PRICE
                                                 GRANTED TO        PRICE PER                           APPRECIATION FOR
                                  OPTIONS       EMPLOYEES IN         SHARE        EXPIRATION           OPTION TERM (2)
             NAME                 GRANTED        FISCAL YEAR       ($/SH)(1)         DATE              5%           10%
             ----                 -------        -----------       ---------      ----------         ------       ------
James P. McDonough                10,000          18.22%             $12.91         2/15/11          $81,700       $206,900
Kevin M. Tierney, Sr.              8,500          15.48               12.91         2/15/11           69,445        175,865
Robert M. Lallo                    8,500          15.48               12.91         2/15/11           69,445        175,865
Jack B. Meehl, Jr.                 6,400          11.66               12.91         2/15/11           52,288        132,416
Cynthia A. Mulligan                    0            N/A                 N/A           N/A                N/A            N/A

---------------
(1) Stock options were granted under the Company's 2000 Stock Option Plan at an exercise price equal to the fair market value of the Company's Common Stock on the date of the grant. The stock options expire ten years from the date of grant.

(2) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation of the Company's Common Stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimates of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and sale of the shares and the future performance of the Company's Common Stock. There can be no assurances that the rates of appreciation assumed in this table can be achieved or that the amounts shown will be received by the individuals.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

         The following Fiscal Year-End Option Table sets forth certain information regarding stock options exercised during the fiscal year ended December 31, 2001 and stock options held as of December 31, 2001 by the executive officers named in the Summary Compensation Table.

                                                                                                   VALUE OF UNEXERCISED
                                 SHARES                       NUMBER OF UNEXERCISED                IN-THE-MONEY OPTIONS
                                ACQUIRED                    OPTIONS AT FISCAL YEAR-END            AT FISCAL YEAR-END(1)
                                  ON          VALUE
            NAME               EXERCISE      REALIZED      EXERCISABLE   UNEXERCISABLE         EXERCISABLE     UNEXERCISABLE
            ----               --------      --------      -----------   -------------         -----------     -------------
James P. McDonough               37,500       $511,462        100,000        20,000             $792,175           0
Kevin M. Tierney, Sr.              0              0            39,500          0                  67,556           0
Robert M. Lallo                    0              0            32,900        14,000              142,758           0
Jack B. Meehl, Jr.                 0              0            16,400          0                  53,656           0
Cynthia A. Mulligan                0              0            10,000          0                  45,990           0

---------------
(1) Value is based on the last sales price of Common Stock of $15.139 on December 31, 2001, as reported by The Nasdaq Stock Market National Market System, less the applicable option exercise price. These values have not been and may never be realized. Actual gains, if any, on exercise will depend on the value of the Common Stock on the date of the sale of the shares underlying the options.

COMPENSATION COMMITTEE REPORT

         The Compensation Committee of the Board is currently composed of three Directors, Messrs. Atwood, Carver and Littlefield. The Compensation Committee administers the Company's stock option plans. This Committee is charged with the responsibility of reviewing and approving executive officers' compensation and recommending all discretionary grants of stock options under the Company's stock option plans. The following describes the compensation programs in effect during fiscal 2001.

COMPENSATION POLICY

         The Company's compensation policies are designed to pay executives an annual salary that is industry competitive and an annual bonus that is based both on the performance of the Company (as compared to its annual business plan as well as a selected peer group) and on individual goals established for each of the executives for the fiscal year. The Company also has longer term incentives based on stock options. All three components of compensation are reviewed by the Committee to ensure salaries remain competitive, bonuses reward performance and stock options provide continued incentives.

         Salaries for executive officers are based on the duties and responsibilities of the position held by the executive compared with executive officers of other companies in the industry. Salaries are reviewed and established annually. Various industry salary surveys are reviewed in establishing the new compensation. The Chief Executive Officer prepares a performance review, including an assessment of prior-year performance, for each executive officer, then communicates this information to the Compensation Committee. Based on this information and its performance review of the Chief Executive Officer, which is based on its assessment of the degree to which the Chief Executive Officer accomplished pre-established strategic and financial goals, the Compensation Committee makes recommendations to the Board of Directors, which establishes annual executive salaries for the next year.

         Executive officers and key management employees of the Company and the Bank participate in the Company's Management Incentive Compensation Program (the "Bonus Plan"). Payments under the Bonus Plan are contingent on the Company meeting its strategic and operational objectives for the fiscal year. Bonuses may be awarded for the achievement of the Company's financial performance goals and an individual participant's objectives. Bonus awards are determined by a defined formula; factors considered in this formula include financial performance of the Company, return on equity and evaluation of achievement of strategic and/or operational goals and unit profitability. Based on the extent to which the Company achieves those objectives, participants, depending on the Bonus Plan group, may receive from 15% to 40% of base salary. The Committee reviews both individual and Company goals annually. However, the Board of Directors has final authority with respect to all bonus awards. Approximately 4.2% of the Company's compensation to executives of the Company and the Bank in fiscal 2001 was in the form of bonuses.

         On March 27, 1997, the Board of Directors of the Company adopted a Long Term Performance Incentive Plan (the "LTIP") as an incentive for executive management and members of the Board of Directors to build long-term shareholder value. The LTIP replaces a similar plan previously adopted by the Bank. The LTIP provides a mechanism for granting options under the Company's option plan. The LTIP was amended in February 2000 to provide that options granted under the LTIP on or after the date of amendment are fully vested on the date of grant. Options granted prior to amendment of the LTIP become exercisable after the fair market value per share of the Common Stock exceeds 120% of the exercise price for a period of 30 consecutive business days, upon the ninth anniversary of the date of grant or upon a change of control of the Company.

CHIEF EXECUTIVE OFFICER COMPENSATION

         Mr. McDonough's salary, bonus and stock options are determined by the Compensation Committee substantially in accordance with the policies described above relating to all executives of the Company.

                                 COMPENSATION COMMITTEE

                                 Bruce G. Atwood, Chairman
                                 Ralph B. Carver, Jr.
                                 A. Stanley Littlefield

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Bruce G. Atwood, Ralph B. Carver, Jr. and A. Stanley Littlefield served on the Compensation Committee during fiscal 2001. Persons serving on the Compensation Committee had no relationships with the Company other than their relationship to the Company as Directors entitled to the receipt of standard compensation as Directors and members of certain committees of the Board and their relationship to the Company as stockholders, except as described below under "Certain Transactions with Management and Others". No person serving on the Compensation Committee or on the Board of Directors of the Company is an executive officer of another entity for which an executive officer of the Company or the Bank serves on the board of directors or on that entity's compensation committee.

                                PERFORMANCE GRAPH

         The following Performance Graph compares the performance of the Company's cumulative stockholder return with that of two broad market indices (the S&P 500 Index and the Nasdaq Stock Market (U.S.)) and a published industry index (the Nasdaq Bank Stocks) for the most recent five fiscal years. The cumulative stockholder return for shares of Common Stock and each of the indices is calculated assuming that $100 was invested on December 31, 1996. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect year-end dates and do not reflect fluctuations between those dates.

ABINGTON BANCORP, INC. (ABBK) VS. THE FIVE YEAR TOTAL RETURN FOR THE NASDAQ
       STOCK MARKET (U.S.), NASDAQ BANK STOCK AND S&P 500 INDICIES

                        12/31/1996 12/31/1997 12/31/1998 12/31/1999 12/31/2000 12/31/2001
ABBK                           100        211        147        115        125        175
NASDAQ Stock Market (U.S.)     100        123        173        321        193        153
NASDAQ Bank Stocks             100        167        166        160        182        198
S&P 500                        100        134        172        209        190        168

401(k) PLAN

         The Bank has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code for the benefit of its employees, including officers. Subject to certain eligibility requirements, the 40l(k) plan permits each participant to defer up to 15% of such participant's annual salary up to a maximum annual amount ($10,500 in calendar year 2001). The Bank contributes to the account of each eligible plan participant an amount equal to 3% of the plan participant's annual compensation and matches 50% of the first 6% of annual salary contributed by a participant.

RETIREMENT PLAN

         The Board of Directors of the Bank voted to terminate the Bank's Savings Banks Employees Retirement Association Pension Plan, a qualified, tax-exempt defined benefit plan, effective on or about December 31, 2000. In connection with the termination of the Plan, the Bank's Board of Directors also voted to cease the accrual of pension benefits, effective October 31, 2000.

         As a result of the termination of the Plan, eligible employees were offered a single sum settlement equal to the value of their benefits under the Plan. In addition, a portion of the surplus of the Plan has been used to enhance benefits of eligible employees. Eligible employees who did not roll over these benefits into other pension vehicles are subject to significant tax penalties. Distributions were made in February 2002. The following are settlements and enhancements for the executive officers named in the Summary Compensation Table.

         EXECUTIVE                            BASIC VALUE            ENHANCEMENT              TOTAL
         ---------                            -----------            -----------              -----
         James P. McDonough                     $182,276               $116,692              $298,968
         Kevin M. Tierney, Sr.                    17,606                 10,446                28,052
         Robert M. Lallo                          34,566                 23,907                58,473
         Jack B. Meehl, Jr.(1)                         0                      0                     0
         Cynthia A. Mulligan (1)                       0                      0                     0

         ----------------
         (1) Mr. Meehl joined the Company in February 2000 and Ms. Mulligan re-joined the Company September 2000, respectively, and therefore were not eligible to participate in the Plan prior to its termination.

TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         The Company and the Bank have entered into special termination agreements with Messrs. McDonough, Tierney, Lallo, Berlinghieri and Meehl and Ms. Mulligan.

         The Agreements provide for severance payments if the officer's employment with the Company or the Bank is terminated within three years following a change in control of the Company (as defined in the agreements) under certain circumstances, including either (1) termination of the officer's employment by the Company or the Bank for any reason other than death, deliberate dishonesty with respect to the Company or any subsidiary or affiliate thereof or conviction of a crime involving moral turpitude, or (2) resignation by the officer subsequent to the occurrence of any of the following events: (a) a reduction in compensation, (b) a significant change in the officer's authority or responsibility, (c) a reasonable determination by the officer that he is unable to exercise his prior authority or responsibility as a result of such change in control or (d) the failure by the Company or the Bank to continue any material compensation, incentive, bonus or benefit plan (or provide an appropriate substitute plan) or the failure by the Company or the Bank to continue the officer's participation therein on a basis not materially less favorable as existed at the time of the change of control. In such event, the officer would receive a lump sum payment equal to approximately three times (in the case of Ms. Mulligan, two times) the officer's average annual compensation (including bonuses) over the five years prior to the change in control. Notwithstanding the foregoing, if a Change of Control takes place after the second anniversary of the date on which Ms. Mulligan's employment with the Bank commenced AND a Terminating Event occurs within three (3) years after such Change in Control, the Employers shall pay to Ms. Mulligan an amount equal to
(x) three times such "base amount" applicable to the Executive, less (y) One Dollar ($1.00), payable in one lump-sum payment on the date of termination.

SUPPLEMENTAL EXECUTIVE RETIREMENT AGREEMENTS

         Abington Savings Bank has entered into a new supplemental executive retirement agreement with Mr. McDonough dated as of August 23, 2001 and a related split dollar agreement for the purpose of providing a supplemental retirement benefit to Mr. McDonough. Abington Savings Bank has established a trust for the purpose of holding funds contributed by Abington Savings Bank to fund this benefit.

         The agreement provides that Mr. McDonough will be entitled to receive at age 65 an annual supplemental retirement benefit (payable in equal monthly installments during Mr. McDonough's life or for a minimum of 20 years) calculated by (x) multiplying (i) 65% times (ii) Mr. McDonough's final average compensation (as defined in the agreement) and by (y) subtracting from such result the following: (i) one half of the annual amount payable to Mr. McDonough as a primary social security retirement benefit at age 65, (ii) the annual pension payable to Mr. McDonough from defined benefit pension plans at age 65, as if such pension were paid as a single-life annuity and (iii) the annual annuity equivalent (as defined in the agreement) for any defined contribution plans maintained by Abington Savings Bank or Abington during Mr. McDonough's employment.

         If Mr. McDonough's employment with the Bank is terminated other than for cause (as defined in the agreement) prior to his attaining the age of 65, Mr. McDonough is entitled to receive, at age 65, a lesser benefit.

         If Mr. McDonough dies prior to age 65 while he is employed by Abington Savings Bank or Abington, in lieu of the benefit provided under his supplemental executive retirement agreement, his designated beneficiary is entitled to a benefit equal to three times Mr. McDonough's final average compensation plus the aggregate amount of all accruals made by Abington Savings Bank or Abington with respect to the benefit up to the end of the then-preceding year.

         If within three years following a change in control (as defined in the agreement) Mr. McDonough's employment is terminated for other than cause or death or Mr. McDonough resigns following the failure of the Board of Directors to elect him to the office of President and Chief Executive Officer or his salary, benefits or scope of responsibility are reduced, Mr. McDonough is entitled to receive the benefit to which he would have been entitled had he resigned at age 65. If Mr. McDonough dies before age 65, his designated beneficiary is entitled to receive a benefit equal to three times Mr. McDonough's final compensation for the three calendar years (out of his final five calendar years of employment with Abington Savings Bank) during which his compensation was the highest plus an amount equal to the accruals previously made by Abington Savings Bank or Abington with respect to the SERP benefit.

         Abington Savings Bank has entered into a supplemental executive retirement agreement with each of Kevin M. Tierney, Sr. and Robert M. Lallo, dated as of July 26, 2001, for the purpose of providing a supplemental retirement benefit to the executives. Pursuant to each of the agreements, Abington Savings Bank will make an annual contribution to a trust during the term of the executive's employment with Abington Savings Bank. The executive becomes fully vested in the funds contributed to the trust (including the investment proceeds thereon) on the date that is the later to occur of (i) two years from the date of the agreement or (ii) five years from the date the executive commenced employment with Abington Savings Bank. In addition, the executive becomes fully vested upon (i) termination of the executive's employment by him for good reason (as defined in the agreements), (ii) the executive's death, (ii) termination of the executive's employment by Abington Savings Bank without cause (as defined in the agreements) or (iv) a change in control. Upon a change in control, Abington Savings Bank will make an irrevocable contribution to the trust in an amount equal to three times the amount of Abington Savings Bank's annual contribution to the trust. Abington Savings Bank's obligation to make an annual contribution ceases when the executive reaches the age of 65 or if his employment terminates for any reason. Upon termination of the executive's employment, he is entitled to receive, at age 65, the funds contributed to the trust and the investment proceeds thereon, provided the executive is vested in the benefit. Abington Savings Bank's annual contribution for Mr. Tierney is $42,000 and for Mr. Lallo $15,000.

EMPLOYEE STOCK OWNERSHIP PLAN

         The Bank established an Employee Stock Ownership Plan (the "ESOP"), effective as of November 1, 1985. As amended, employees age 18 or older who have completed at least 500 hours of service with the Bank in a six-month period beginning with the employee's date of employment or any anniversary thereof are eligible to participate in the ESOP. Notwithstanding the foregoing, each person who is an employee shall be eligible to participate in the ESOP as of the first day of the plan year during which he shall have attained the age of 18 and completed at least twelve months of service with the Bank during which he shall have completed at least 1,000 hours of service.

         The ESOP is funded by contributions made in cash or stock. Cash contributions will generally be invested in Common Stock of the Company and stock contributions will be made in Common Stock of the Company. Benefits may be paid in shares of Common Stock or in cash, subject to the participant's right to require payment in shares.

         In November 1993, the ESOP entered into a loan agreement with the Bank pursuant to which the ESOP borrowed $570,000 to purchase 94,256 shares of Common Stock. The loan was repaid during 2000. Shares purchased with loan proceeds have been held in a suspense account for allocation among participants as the loan was repaid. All shares have been allocated. The ESOP's purchases of additional shares of the Company's Common Stock (including reinvestment of cash dividends) will be and have been made through periodic purchases on the open market effected through a broker-dealer, subject to market conditions. The timing and price of the purchases are in the discretion of the ESOP trustee. An aggregate of 5,579 shares were allocated to participants for the plan year ended December 31, 2001.

         Commencing in 2001, the Board of Directors may approve annual cash contributions to the ESOP, which will be used to purchase shares of the Company's Common Stock for immediate allocation to participants. The amount of any such cash contributions will be based on the Company's accomplishment of financial and strategic goals.

         Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation (including bonuses). As of January 1, 2002, benefits become 20% vested after one year of eligible service with an additional 20% becoming vested each year thereafter. Non-vested benefits that are forfeited are reallocated among remaining participants in the same manner as contributions. Benefits are payable upon retirement, death, disability or separation from service with the Bank. Dividends paid by the Company on allocated shares of Common Stock held in the ESOP may be paid directly to the participants in cash. The Bank's contributions to the ESOP are not fixed so future benefits payable under the ESOP cannot be estimated.

         A Committee consisting of Lewis J. Paragona, Ida C. Frazier and Lynn C. Neacy administers the ESOP. The trustee of the ESOP is currently James P. McDonough. Under the ESOP, the Committee is required to solicit instructions from the participants with respect to voting shares that have been allocated to such participants, and is required to follow such instructions in directing the trustee to vote such allocated shares. Upon the direction of the Committee, the trustee also exercises numerous other powers including the right to sell or otherwise dispose of Common Stock held by the ESOP.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information as of April 16, 2002 regarding each person known by the Company to own beneficially more than 5% of the Company's Common Stock, each Director and nominee for Director of the Company, each executive officer named in the Summary Compensation Table and all Directors and executive officers of the Company as a group.

                                                  AMOUNT AND NATURE OF
    NAME                                          BENEFICIAL OWNERSHIP (1)            PERCENT OF CLASS (2)
    -------------                             --------------------------------     --------------------------
   Dennis E. Barry and                                    309,000 (3)                         9.70%
   Joseph L. Barry, Jr.
        c/o Hallamore Motor
        Transportation, Inc.
        795 Plymouth Street
        Holbrook, MA  02343

   *James P. McDonough                                    244,297 (4)                         7.51
        c/o Abington Savings Bank
        536 Washington Street
        Abington, MA 02351
   Dimensional Fund Advisors, Inc.                        186,100 (5)                         5.84
        1299 Ocean Avenue
        Santa Monica, CA  90401

   Joel S. Geller                                         156,832  (6)                        4.91
   *Wayne P. Smith                                         74,417  (7)                        2.33
   James J. Slattery                                       71,490  (8)                        2.24
   Robert M. Lallo                                         48,389  (9)                        1.50
   *Gordon N. Sanderson                                    43,526 (10)                        1.36
   Bruce G. Atwood                                         42,049 (11)                        1.32
   Kevin M. Tierney, Sr.                                   41,905 (12)                        1.30
   William F. Borhek                                       33,562 (13)                        1.05
   Rodney D. Henrikson                                     31,167 (14)                         .97
   A. Stanley Littlefield                                  26,500 (15)                         .83
   Ralph B. Carver, Jr.                                    23,757 (16)                         .74
   Jack B. Meehl, Jr.                                      17,476 (17)                         .55
   Cynthia A. Mulligan                                     11,104 (18)                         .35
   Laura J. Sen                                            10,700 (19)                         .34
   Ann Carter                                              10,100 (20)                         .32
   Jeffrey Stone                                                0
   All Directors and executive                            928,180 (21)                       26.54
     officers as a group (17 persons)

---------------
*  Nominee for Director

(1) Except as otherwise noted, all persons and entities have sole voting and investment power over their shares. All amounts shown in this column include shares obtainable upon exercise of stock options exercisable within 60 days of the date of this table.

(2)  Calculated based on outstanding shares of Common Stock on April 16, 2002.

(3) Based upon information provided to the Bank on March 27, 2001, Dennis E. Barry owns 159,000 shares as to which he has sole voting and dispositive power and Joseph L. Barry, Jr. owns 150,000 shares as to which he has sole voting and dispositive power.

(4) Includes 70,000 shares subject to currently exercisable options, 14,932 shares held in his self-directed IRA, 134,552 shares owned jointly with his wife and 2,473 shares owned by his wife in a self-directed IRA. Also includes 566 shares held by Mr. McDonough as custodian for one of his two children and 566 shares held by his wife as custodian for one of his two children (1,132 shares total). Mr. McDonough disclaims beneficial ownership of the shares owned directly by his wife. Also includes 14,911 shares held by the ESOP as to which Mr. McDonough has the power to direct the voting. Does not include 10,000 shares subject to options which by their terms are not exercisable until the fair market value (as defined in the option agreement) is at least $24.90 per share for a period of 30 consecutive business days.

(5) The Bank has obtained a copy of a report on Schedule 13G, dated February 2, 2001, as filed with the SEC, stating that Dimensional Fund Advisors Inc. (the "Fund") is the beneficial owner of 186,100 shares, of which it has sole voting power and sole dispositive power with respect to all 186,100 shares. The Schedule 13G states that all of the shares reported in the Schedule are owned by advisory clients of the Fund. The Fund disclaims beneficial ownership of all such shares.

(6) Includes 7,500 shares subject to currently exercisable options, 2,000 shares owned jointly with his mother, 23,000 shares owned jointly with his wife, 3,568 shares owned directly by his wife, 1,688 shares owned by his son, 2,228 shares owned by his daughter, and 113,026 shares owned by a partnership in which Mr. Geller is a partner. Also includes 1,822 shares which have been accrued under the Abington Bancorp, Inc. Deferred Stock Compensation Plan for Directors. Mr. Geller disclaims beneficial ownership of the 3,568 shares owned directly by his wife and the shares owned by his son and daughter. Does not include 2,000 shares subject to options which are not exercisable until the fair market value (as defined in the option agreement) of the Common Stock is at least $24.90 for a period of 30 consecutive business days.

(7) Includes 12,000 shares subject to currently exercisable options, 11,500 shares owned jointly with his wife, 21,374 shares owned by his wife and 1,516 shares accrued under the Abington Bancorp, Inc. Deferred Stock Compensation Plan for Directors. Does not include 2,000 shares subject to options which are not exercisable until the fair market value (as defined in the option agreement) of the Common Stock is at least $24.90 for a period of 30 consecutive business days.

(8) Includes 7,500 shares subject to currently exercisable options, 5,708 shares held in his IRA, 4,000 shares held as custodian for each of two daughters (8,000 shares total), 4,040 held as custodian for his son, 200 shares owned by his wife, 1,624 shares held in his wife's IRA, 100 shares held by his wife as custodian for his son and 12,825 shares owned by a corporation of which he is a principal owner. Also includes 1,743 shares accrued under the Abington Bancorp, Inc. Deferred Stock Compensation Plan for Directors. Mr. Slattery disclaims beneficial ownership of the shares held on behalf of his children and the shares owned by his wife. Does not include 2,000 shares subject to options which are not exercisable until the fair market value (as defined in the option agreement) of the Common Stock is at least $24.90 for a period of 30 consecutive business days.

(9) Includes 39,900 shares subject to currently exercisable options, 1,804 shares held in his self-directed IRA and 2,680 shares owned jointly with his wife.. Also includes 3,265 shares held by the ESOP as to which Mr. Lallo has the power to direct voting. Does not include 7,000 shares subject to options which by their terms are not exercisable until the fair market value (as defined in the option agreement) is at least $24.90 per share for a period of 30 consecutive business days

(10) Includes 12,000 shares subject to currently exercisable options and 31,526 shares owned through a Realty Trust. Does not include 2,000 shares subject to options which are not exercisable until the fair market value (as defined in the option agreement) of the Common Stock is at least $24.90 for a period of 30 consecutive business days.

(11) Includes 12,000 shares subject to currently exercisable options, 11,613 shares owned by his wife and 16,419 shares owned by a Trust in which Mr. Atwood is Trustee. Also includes 2,017 shares accrued under the Abington Bancorp, Inc. Deferred Stock Compensation Plan for Directors. Mr. Atwood disclaims beneficial ownership of the shares owned by his wife. . Does not include 2,000 shares subject to options which are not exercisable until the fair market value (as defined in the option agreement) of the Common Stock is at least $24.90 for a period of 30 consecutive business days.

(12) Includes 39,500 shares subject to currently exercisable options and 1,105 shares held by the ESOP as to which Mr. Tierney has the power to direct voting.

(13) Includes 9,000 shares subject to currently exercisable options, 21,032 shares owned jointly with his wife and 2,323 shares owned directly by his wife. Also includes 1,111 shares accrued under the Abington Bancorp, Inc. Deferred Stock Compensation Plan for Directors. Mr. Borhek disclaims beneficial ownership of the shares owned directly by his wife. Does not include 2,000 shares subject to options which are not exercisable until the fair market value (as defined in the option agreement) of the Common Stock is at least $24.90 for a period of 30 consecutive business days.

(14) Includes 10,500 shares subject to currently exercisable options, 5,377 shares in a corporation in which Mr. Henrikson is an officer, director and stockholder. Also includes 1,916 shares held in his self-directed IRA and 1,916 shares held by his wife in a self-directed IRA. . Does not include 2,000 shares subject to options which are not exercisable until the fair market value (as defined in the option agreement) of the Common Stock is at least $24.90 for a period of 30 consecutive business days.

(15) Includes 12,000 shares subject to currently exercisable options and 12,500 shares owned jointly with his wife. Does not include 2,000 shares subject to options which are not exercisable until the fair market value (as defined in the option agreement) of the Common Stock is at least $24.90 for a period of 30 consecutive business days.

(16) Includes 7,500 shares subject to currently exercisable options and 15,000 shares owned jointly with his wife. Also includes 1,257 shares accrued under the Abington Bancorp, Inc. Deferred Stock Compensation Plan for Directors. Does not include 2,000 shares subject to options which by their terms are not exercisable until the fair market value (as defined in the option agreement) is at least $24.90 per share for a period of 30 consecutive business days.

(17) Includes 16,400 shares subject to currently exercisable options and 41 shares held by the ESOP as to which Mr. Meehl has the power to direct voting.

(18) Includes 10,000 shares of currently exercisable options. Also includes 394 shares held in her self directed IRA, 676 shares owned by her spouse in a self directed IRA and 34 shares held by the ESOP as to which Ms. Mulligan has the power to direct voting.

(19) Includes 10,000 shares subject to currently exercisable options and 700 shares owned jointly with her spouse.

(20) Includes 10,000 shares subject to currently exercisable options and 100 shares owned jointly with her spouse.

(21) Includes 312,800 shares obtainable by exercise of currently exercisable options held by all Directors and Executive Officers as a group. Also includes 21,101 shares held by the ESOP as to which executive officers of the Company have the power to direct the voting. Does not include 42,000 shares subject to options which by their terms are not exercisable until the fair market value (as defined in the relevant option agreements) of the Common Stock is at least $24.90 per share for a period of 30 consecutive business days.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain of the Directors and officers of the Company and the Bank are at present, as in the past, customers of the Bank and have loans with the Bank in the ordinary course of business. Certain of the Directors of the Company and the Bank also are at present, as in the past, directors, officers or stockholders of corporations, trustees of trusts or members of partnerships which are customers of the Bank and which have loans with the Bank in the ordinary course of business. Such loan transactions with Directors and officers of the Company and the Bank and with such corporations, trusts and partnerships were on terms, including interest rates and collateral, substantially the same as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other features unfavorable to the Bank.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ABINGTON BANCORP, INC.

Date: April 30, 2002                   By: /s/ Robert M. Lallo
                                          -------------------------------------
                                          Robert M. Lallo
                                          Chief Financial Officer