Form 10-Q
period 2002-03-31
ABINGTON BANCORP INC
filed 2002-05-15
CIK 812146

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES
EXCHANGE ACT OF 1934 for Quarter Ended March 31, 2002

Commission File Number 0-16018

ABINGTON BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Massachusetts	04-3334127
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Identification No.)

536 Washington Street, Abington, Massachusetts	02351
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (781) 982-3200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 3,184,352 shares as of May 7, 2002.

Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Further, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “internal” and similar words are intended to identify expressions that may be forward-looking statements. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those contemplated by such statements. For example, actual results may be adversely affected by the following possibilities: (1) competitive pressure among depository institutions may increase; (2) changes in interest rates may reduce banking interest margins; (3) general economic conditions and real estate values may be less favorable than contemplated; and (4) adverse legislation or regulatory requirements may be adopted.  Many of such factors are beyond the Company’s ability to control or predict. Readers of this Form 10-Q are accordingly cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly any of the forward–looking statements herein, whether in response to new information, future events or otherwise.

ABINGTON BANCORP, INC.

FORM 10-Q

ABINGTON BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2002	December 31, 2001
	(In Thousands)
ASSETS

Cash and due from banks	$30,477	$21,706
Short-term investments	38,909	32,870
Total cash and cash equivalents	69,386	54,576

Loans held for sale	7,473	22,705
Securities available for sale - at market value	376,412	277,627
Loans	364,955	386,329
Less:
Allowance for possible loan loss	(5,472)	(5,482)
Loans, net	359,483	380,847

Federal Home Loan Bank stock, at cost	12,910	12,910
Banking premises and equipment, net .	8,593	8,784
Other real estate owned, net	—	—
Intangible assets	2,205	2,259
Bank-owned life insurance - contract value	3,720	3,678
Deferred tax asset, net	2,021	393
Other assets	7,100	6,339
	$849,303	$770,118
LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$526,455	$497,459
Short-term borrowings	6,821	8,049
Long-term debt	224,500	193,500
Accrued taxes and expenses	4,541	4,100
Other liabilities	36,229	15,696
Total liabilities	$798,546	$718,804
Guaranteed preferred beneficial interest in the Company’s junior subordinated debentures	12,181	12,163

Commitments and contingencies
Stockholders’ equity:
Serial preferred stock, $.10 par value, 3,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value 12,000,000 shares authorized; 4,991,000 and 4,925,000 shares issued in 2002 and 2001, respectively	499	492
Additional paid-in capital	23,292	23,081
Retained earnings	33,052	31,403
	56,843	54,976
Treasury stock 1,807,000 shares in 2002 and 2001, at cost	(17,584)	(17,584)
Compensation plans	120	120
Other accumulated comprehensive income -
Net unrealized gain (loss) on available for sale securities, net of taxes	(803)	1,639
Total stockholders’ equity	38,576	39,151
	$849,303	$770,118

See accompanying notes to unaudited consolidated financial statements

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31
	2002	2001
	(In thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$6,619	$7,241
Interest on mortgage-backed investments	4,225	3,527
Interest on bonds and obligations	575	1,452
Dividend income	157	292
Interest on short-term investments	120	14
Total interest and dividend income	11,696	12,526

Interest expense:
Interest on deposits	2,987	3,831
Interest on short-term borrowings	36	522
Interest on long-term debt	2,895	2,855
Total interest expense	5,918	7,208

Net interest income	5,778	5,318
Provision for possible loan losses	—	—
Net interest income after provision for possible loan losses	5,778	5,318

Non-interest income:
Loan servicing fees	44	78
Customer service fees	2,030	1,713
Gain on securities, net	35	72
Gain on sales of mortgage loans, net	1,124	460
Gain on sales and write-down of other real estate owned, net	—	—
Other	96	123
Total non-interest income	3,329	2,446

Non-interest expense:
Salaries and employee benefits	3,151	3,059
Occupancy and equipment expense	833	861
Trust preferred securities expense	280	280
Other non-interest expenses	1,739	1,694
Total non-interest expense	6,003	5,894

Income before provision for income taxes and cumulative effect of change in accounting principles	3,104	1,870
Provision for income taxes	1,130	655
Net income before cumulative effect of change in accounting principle	1,974	1,215

Cumulative effect of change in accounting principle, net of tax of $200	—	(298)
Net income	$1,974	$917

Earnings per share
Basic -
Income before cumulative effect of change in accounting principle	$.62	$.40
Cumulative effect of change in accounting principle	—	(.10)
	$.62	$.30
Net Income
Weighted average common shares	3,180,000	3,078,000
Diluted -
Income before cumulative effect of change in accounting principle	$.60	$.38
Cumulative effect of change in accounting principle	—	(.09)
Net Income	$.60	$.29
Weighted average common shares	3,290,000	3,208,000
Dividends per share	$.10	$.09

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Net Unrealized Gain (Loss) on Available for Sale Securities	Compensation Plans	Total
	(In thousands, except per share data)
Balance at December 31, 2001	$492	$23,081	$31,403	$(17,584)	$1,639	$120	$39,151
Net income	—	—	$1,974	—	—	—	1,974
Issuance of stock	7	211	—	—	—	—	218
Increase in unrealized loss on available for sale securities, net of taxes	—	—	—	—	(2,442)	—	(2,442)
Dividends declared ($.10 per share)	—	—	(325)	—	—	—	(325)
Balance at March 31, 2002	$499	$23,292	$33,052	$(17,584)	$(803)	$120	$38,576

Balance at December 31, 2000	$488	$22,915	$29,570	$(17,584)	$(1,195)	$111	$34,305
Net income	—	—	917	—	—	—	917
Issuance of stock	3	53	—	—	—	—	56
Decrease in unrealized loss on available for sale securities, net of taxes	—	—	—	—	1,046	—	1,046
Dividends declared ($.10 per share)	—	—	(310)	—	—	—	(310)
Balance at March 31, 2001	$491	$22,968	$30,177	$(17,584)	$(149)	$111	$36,014

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2002	2001
(Dollars in thousands)

Net income, as reported	1,974	917
Change in unrealized gains/(losses) on available for sale securities, net of taxes	(2,419)	1,093
Less: Reclassification adjustment for available for sale securities gains included in net income, net of taxes	23	47

Comprehensive income (loss)	$(468)	$1,963

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2002	2001
(Dollars in thousands)

Cash flows from operating activities:
Net income	$1,974	$917

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	—	—
Amortization, accretion and depreciation, net	512	405
Gain on sales of securities, net	(35)	(72)
Loans originated for sale in the secondary market	(49,482)	(37,603)
Proceeds from sales of loans	65,655	31,056
Gain on sales of mortgage loans, net	(1,124)	(460)
Other, net	20,146	17,047
Net cash provided (used) by operating activities	37,646	11,290

Cash flows from investing activities:
Proceeds from sales of available for sale securities	4,625	21,691
Proceeds from principal payments on and maturities of available for sale securities	22,906	24,303
Purchase of available for sale securities	(130,386)	(66,114)
Loans (originated/purchased) paid, net	21,547	(2,349)
Purchases of FHLB stock	—	—

See accompanying notes to unaudited consolidated financial statements.

	Three Months Ended March 31,
	2002	2001
(Dollars in thousands)

Purchase of banking premises and equipment and improvements to other real estate owned	$(196)	$(288)
Proceeds from sales of other real estate owned	—	—
Net cash provided by (used for) investing activities	(81,504)	(22,757)

Cash flows from financing activities:

Net increase in deposits	28,996	23,809
Net increase (decrease) in borrowings with original maturities of three months or less	(1,495)	(21,862)
Proceeds from short-term borrowings with maturities in excess of three months	267	—
Principal payments issuance of short-term borrowings with maturities in excess of three months	—	—
Proceeds from issuance of long-term debt	35,000	30,000
Principal payments on long term debt	(4,000)	(16,717)
Proceeds from issuance of stock	217	56
Purchase of treasury stock	—	—
Cash paid for dividends	(317)	(310)
Net cash provided (used) by financing activities	58,668	15,156
Net increase (decrease) in cash and cash equivalents	14,810	3,689
Cash and cash equivalents at beginning of period	54,576	27,609
Cash and cash equivalents at end of period	$69,386	$31,298

Supplemental cash flow information:

Interest paid on deposits	$2,944	$3,836
Interest paid on borrowed funds	2,870	3,398
Income taxes paid	720	909
Transfer of loans to other real estate owned, net	—	355

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

A)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Abington Bancorp, Inc. (the “Company”) (a Massachusetts Corporation) and its wholly-owned subsidiaries, Abington Savings Bank (the “Bank”) and Abington Bancorp Capital Trust. The Bank also includes its wholly-owned subsidiaries Abington Securities Corporation, which invests primarily in obligations of the United States Government and its agencies and equity securities, Old Colony Mortgage Corporation, which originates and sells residential mortgages to investors on a servicing released basis, and Holt Park Place Development Corporation and Norroway Pond Development Corporation, each typically owning properties being marketed for sale.

The accompanying consolidated financial statements as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 have been prepared by the Company without audit, and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to reflect a fair statement of the results of the interim periods presented.

Certain information and footnote disclosures normally included in the annual consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements as of and for the year ended December 31, 2001, which are included in the Company’s Annual Report on Form 10-K. Interim results are not necessarily indicative of results to be expected for the entire year. All significant intercompany balances and transactions have been eliminated in consolidation.

B)       DIVIDEND DECLARATION

The Board of Directors of Abington Bancorp, Inc. declared a cash dividend of $.10 per share to holders of its common stock in March, 2001. This dividend was payable on April 26, 2001 to stockholders of record as of the close of business on April 19, 2001.

C)       Stock Repurchase Program

On March 27, 1997, the Company announced that its Board of Directors had authorized the Company to repurchase up to 10% (375,000 shares) of its then outstanding common stock from time to time at prevailing market prices. On February 24, 1998, the Company announced that its Board of Directors had authorized the Company to repurchase an additional 10% (347,000) of its outstanding common stock, as adjusted for amounts remaining to be repurchased under the March 1997 plan. On March 25, 1999, the Board of Directors authorized the Company to repurchase an additional 10% (320,000) of its outstanding common stock, as adjusted for amounts remaining to be purchased under the previously authorized plans. The Board delegated to the discretion of the Company’s senior management the authority to determine the timing of the repurchase program’s commencement, subsequent purchases and the prices at which the repurchases will be made.

As of May 7, 2002, the Company had repurchased 932,600 shares of its common stock under these plans at a total cost of approximately $13,882,000.

D)       Earnings per Share

The primary difference between basic and fully diluted average common shares outstanding for the periods presented relates to options issued to officers and directors which are not anti-dilutive. The calculation of common stock equivalents for fully diluted per share computations excludes options which have an exercise price in excess of the average closing price of the Company’s stock for the period presented. At March 31, 2002, based on the closing price of the Company’s stock of $16.45, there were approximately 42,000 options with an exercise price of $20.75 which would not be considered dilutive for purposes of calculating earnings per share.

E)       Acquisition of Massachusetts Fincorp, Inc.

On April 10, 2002, the Company signed a definitive agreement to acquire Massachusetts Fincorp, Inc. the parent company of Massachusetts Co-Operative Bank with three branches in the Greater Boston area, for $30.00 per share in cash and Company stock for a total purchase price of $17.3 million.  Massachusetts Fincorp, Inc. stockholders will be permitted to elect either shares of the Company stock or cash, with the total mix of consideration fixed at 60% Company stock and 40% cash.  The transaction is intended to qualify as a tax-free reorganization for federal income tax purposes.

He transaction will not impact the Company’s “well-capitalized” status under current regulatory standards.  The Company will remain “well-capitalized” by current regulatory standards at the time the transaction is closed.

The transaction is subject to Regulatory approvals.  It is anticipated that the transaction will be completed by late in the third quarter or early in the fourth quarter of 2002.

F)       Business Segments

March 31, 2002:

	Community Banking	Mortgage Banking	Other	Elimination	Total

Securities	$376,412	$—	$—	$—	$376,412
Net loans	366,930	7,473	—	(7,447)	366,956
Net assets	848,491	10,346	52,151	(61,685)	849,303
Total deposits	527,790	—	—	(1,335)	526,455
Total borrowings	231,321	7,447	—	(7,447)	231,321
Total liabilities	799,283	8,045	—	(8,782)	798,546

Three months ended

Total interest income	$11,599	$207	$5	$(115)	$11,696
Total interest expense	5,918	115	—	(115)	5,918
Net interest income	5,681	92	5	—	5,778
Provision for possible loan losses	—	—	—	—	—
Total non-interest income	2,201	1,128	—	—	3,329
Total non-interest expense	5,069	654	280	—	6,003
Net income	1,817	338	(181)	—	1,974

March 31, 2001:

	Community Banking	Mortgage Banking	Other	Elimination	Total

Securities	$312,290	$—	$—	$—	$312,290
Net loans	383,162	10,755	—	(10,778)	383,139
Net assets	763,688	12,415	49,078	(62,117)	763,064
Total deposits	480,034	—	—	(1,478)	478,556
Total borrowings	213,733	10,778	—	(10,778)	213,733
Total liabilities	715,933	11,029	—	(12,256)	714,706

Three months ended

Total interest income	$12,545	$143	$8	$(170)	$12,526
Total interest expense	7,239	139	—	(170)	7,208
Net interest income	5,306	4	8	—	5,318
Provision for possible loan losses	—	—	—	—	—
Total non-interest income	1,991	455	—	—	2,446
Total non-interest expense	5,205	409	280	—	5,894
Net income	1,079	18	(180)	—	917

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

G)       Pension Plan Termination

As part of a program to redesign the Company’s employee retirement benefits, the Board of Directors voted October 10, 2000 to freeze the Company’s Pension Plan effective as of October 31, 2000 and terminate the Pension Plan effective on December 31, 2000.  In connection therewith, the Company has amended the Pension Plan to improve the benefit formula for current employees and permit payment of lump sums from the Pension Plan.

As part of the redesign of retirement benefits, the Bank added, effective in January 2001, a 3% automatic contribution to the 401(k) plan for all employees even for employees who do not separately contribute to that plan. Such contribution is being made for all eligible participants based on their W-2 compensation.

During the first quarter of 2002, the Company settled the remaining obligations of the terminated pension plan.  This resulted in a gain on settlement of $537,000 (approximately $349,000, net of applicable taxes) which is netted against salaries and benefits expense in the Consolidated Statement of Operations.

GENERAL

The Company’s results of operations depend primarily on its net interest income after provision for possible loan losses, its revenue from other banking services and non-interest expenses. The Company’s net interest income depends upon the net interest rate spread between the yield on the Company’s loan and investment portfolios and the cost of funds, consisting primarily of interest expense on deposits and Federal Home Loan Bank advances. The interest rate spread is affected by the match between the maturities or repricing intervals of the Company’s assets and liabilities, the mix and composition of interest sensitive assets and liabilities, economic factors influencing general interest rates, loan prepayment speeds, loan demand and savings flows, as well as the effect of competition for deposits and loans. The Company’s net interest income is also affected by the performance of its loan portfolio, amortization or accretion of premiums or discounts on purchased loans and mortgage-backed securities, and the level of non-earning assets. Revenues from loan fees and other banking services depend upon the volume of new transactions and the market level of prices for competitive products and services. Non-interest expenses depend upon the efficiency of the Company’s internal operations and general market and economic conditions.

NET INTEREST INCOME

Net interest income is affected by the mix and volume of assets and liabilities, the movement and level of interest rates and interest spread, which is the difference between the average yield received on earning assets and the average rate paid on deposits and borrowings. The Company’s net interest rate spread was 3.20% for the quarter ended March 31, 2002 and 3.06% for the quarter ended March 31, 2001.

The level of nonaccrual (impaired) loans and other real estate owned can have an impact on net interest income but balances in these categories have generally been immaterial in 2001 and 2002. At March 31, 2002, the Company had $3,862,000 in non-accrual loans, and no other real estate owned, compared to $3,881,000 in non-accrual loans and no other real estate owned as of December 31, 2001 and $398,000 in non-accrual loans and $355,000 of other real estate owned as of March 31, 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The table below presents the components of interest income and expense for the major categories of assets and liabilities for the periods indicated.

	Three Months Ended March 31
	2002	2001

Interest and dividend income:
Interest and fees on loans	$6,619	$7,241
Interest on mortgage-backed investments	4,225	3,527
Interest on bonds and obligations	575	1,452
Dividend income	157	292
Interest on short-term investments	120	14
Total interest and dividend income	$11,696	$12,526

Interest expense:
Interest on deposits	$2,987	$3,831
Interest on short-term borrowings	36	522
Interest on long-term debt	2,895	2,855
Total interest expense	5,918	7,208
Net interest income	$5,778	$5,318

A breakdown of the components of the Company’s net interest-rate spread is as follows:

	March 31
	2002	2001

Weighted average yield earned on:
Loans	7.19%	7.77%
Mortgage-backed investments	6.38	6.91
Bonds and obligations	5.20	7.27
Marketable and other equity securities	3.93	5.21
Short-term investments	1.89	6.47

Weighted average yield earned on interest-earning assets	6.51	7.37

Weighted average rate paid on:
NOW and non-interest NOW deposits	.29	.41
Savings deposits	1.91	2.22
Time deposits	4.60	6.00
Total deposits	2.38	3.38
Short-term borrowings	1.96	5.79
Long-term debt	5.59	6.34

Weighted average rate paid on deposits and borrowings	3.31	4.30

Net interest-rate spread	3.20%	3.06%

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

	THREE MONTHS ENDED MARCH 31
	2002	VS.	2001
	INCREASE (DECREASE)
	Due to Volume	Due to Rate	Total
	(Dollars in Thousands)

Interest and dividend income:
Loans	$(90)	$(532)	$(622)
Mortgage-backed investments	986	(288)	698
Bonds and obligations	(535)	(342)	(877)
Equity securities	(73)	(62)	(135)
Short-term investments	123	(17)	106
Total interest and dividend income	411	(1,241)	(830)

Interest expense:
NOW deposits	21	(40)	(19)
Savings deposits	225	(115)	110
Time deposits	(296)	(639)	(935)
Short-term borrowings	(266)	(220)	(486)
Long-term debt	401	(361)	40
Total interest expense	85	(1,375)	(1,290)

Net interest income	$326	$134	$460

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

GENERAL. Net income for the quarter ended March 31, 2002 was $1,974,000 or $.60 per diluted share compared to net income of $917,000 or $ .29 per diluted share in the corresponding period of 2001, a net increase of $1,057,000 or 115.2% in net income or 106.9% in diluted earnings per share. The overall increase in net income was mainly attributable to increases in net interest income, customer service fees and gains on sales of mortgage loans, the gain on pension settlement (presented as a net reduction in salaries and benefits expense) and decreases in cumulative effect of change in accounting for cost of sales incentives partially offset by increases in non-interest expenses and provisions for income taxes.

INTEREST AND DIVIDEND INCOME. Interest and dividend income decreased $830,000 or 6.6% during the three month period ended March 31, 2002, as compared to the same period in 2001. The decrease was attributable to decreases in the yield on earning assets partially offset by increases in average balance of earning assets.  The balance of average earning assets for the three month period ended March 31, 2002 was approximately $718,828,000 as compared to $680,193,000 for the same period in 2001, an overall increase of $38,635,000 or 5.7%.

The increase in earning assets was primarily driven by increases in average mortgage-backed investments and short-term investments offset by decreases in loans, discussed below.  Average mortgage-backed investments and short-term investments were $264,969,000 and $25,463,000, respectively for the quarter ended March 31, 2002 as compared to $204,172,000 and $866,000, respectively for the same period in 2001. These balances when combined increased $85,394,000 or 29.4%.  The yield on earning assets decreased to 6.51% in the three months ended March 31, 2002 as compared to 7.37% in the same period of 2001. These yields decreased primarily due to the declining interest rate environment which existed for most of 2001. From January 2001 to December 2001, the Federal Reserve Bank decreased rates 475 basis points.  Additionally, an agency investment security which was called by the issuer resulted in a discount being taken to income of approximately $74,000 in the first quarter of 2001. This had the effect of increasing the yield on investment securities approximately 37 basis points in that as well as higher levels of prepyament due to the low mortgage rates available in 2001, particularly in the fourth quarter, which led to relatively high levels of prepayment activity as consumers refinanced their loans.

The average balance of loans decreased to $368,182,000 for the three months ended March 31, 2002 from $372,891,000 for the same period in 2001, a decline of $4,709,000 or 1.3%. These balances declined as a result of fewer residential loans being purchased and/or originated for the Company’s loan portfolio in late 2001 and thus far in 2002.  The yield on loans decreased to 7.19% in the first three months of 2002 as compared to 7.77% for the same period in 2001. This was generally due to the lower rate environment which existed for most of 2001, which impacted new loan originations.

INTEREST EXPENSE. Interest expense for the quarter ended March 31, 2002 decreased $1,290,000 or 17.9% compared to the same period in 2001, generally due to decreases in the rates paid in deposits and borrowed funds.  The average balance of core deposits rose to $325,452,000 for the first quarter of 2002 as compared to $256,750,000 for the first quarter of 2001.  The average balances of total deposits rose 10.5% for the three months ended March 31, 2002 as compared to the same period in 2001, while core deposits rose 26.8% over the same periods.  This was due to the Company’s continued success in attracting core deposits and also due to a shift from time deposits to money markets over this same time period.  Time deposits decreased 10.8% in the first quarter of 2002 as compared to the same period in 2001, generally due to the lower interest rate environment and customers’ desire to invest in instruments with shorter terms.  The Company will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings.  The average balances of borrowed funds remained relatively flat during the first quarter of 2002 as compared to 2001, at $214,539,000 as compared to $216,180,000, a decrease of .8%.  Borrowings were kept consistent as a result of the Company’s success in attracting deposits over the past year as well as due to the favorable rates on longer term borrowings over the past year.

The blended weighted average rate paid on deposits and borrowed funds was 3.31% for the three months ended March 31, 2002 as compared to 4.30% for the same period in 2001.  The overall weighted average rates paid on borrowed funds decreased to approximately 5.47% for the quarter ended March 31, 2002 from 6.24% in the first quarter of 2001.  This decrease is reflective of actions taken by the Federal Reserve Bank in 2001.  It is anticipated, given the current rate environment, that the rates paid on borrowed funds could decline further in future quarters as borrowings are refinanced as they reach maturity.  The Company will continue to evaluate the use of borrowing as an alternative funding source for asset growth in future periods. See “Asset/Liability Management” for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds. The weighted average rates paid on deposits was 2.38% for the quarter ended March 31, 2002 as compared to 3.38% for the same period in 2001. The overall cost of deposits has decreased in the first quarter of 2002 generally due to the interest rate which existed in 2001.

NON-INTEREST INCOME.  Total non-interest income increased $883,000 or 36.1% in the first quarter of 2002 in comparison to the same period in 2001.  Customer service fees, which were $2,030,000 for the quarter ended March 31, 2002 as compared to $1,713,000 for 2001, for an increase of $317,000 or 18.5%, rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios and continued success in cross selling to customers, debit card activity, and sales of mutual funds and annuities.  Loan servicing fees and gains on sales of mortgage loans were $44,000 and $1,124,000, respectively, for the first quarter of 2002 as compared to $78,000 and $460,000, respectively.  Gains on sales of mortgage loans increased $664,000 or 144.3% in the first quarter of 2002 as compared to the same period in 2001.  This was generally due to a more favorable market for loan originations and related higher volume of loans being originated and sold in the first quarter of 2002 as compared to the same period in 2001.  As the Company has been selling loans generally on a servicing released basis since 1996, the portfolio of loans serviced for others has declined which has caused the continued drop in loan servicing income.

Realized gains on securities, net, were $35,000 for the first quarter of 2002 as compared to $72,000 for 2001 for a decrease of $37,000 or 51.4%.  The results from the first quarter 2002 are reflective of current market conditions for equity investments and bonds as well as managements’ decision to generate lower levels of gains on sales of securities as compared to 2001.

NON-INTEREST EXPENSES.  Non-interest expenses for the quarter ended March 31, 2002 increased $109,000 or 1.8% compared to the same period in 2001.  Salaries and employee benefits increased 3.0% or $92,000 on a net basis.  This increase was actually $629,000 or 20.6% excluding the one-time favorable impact of $537,000 which resulted from the Company’s settlement of its previously terminated pension plan.  This increase was primarily the result of higher commissions paid to loan originators and other mortgage company incentives ($309,000), the opening of the Hanover branch (July 2001) ($54,000), other incentive increases ($108,000) with the remaining increase generally relating to general usage increases over the past year.  Occupancy expenses decreased $28,000 or 3.3%.  This decrease was primarily related to lower levels of maintenance and repairs to facilities, as well as lower costs associated with snow removal and utilities in the first three months of 2002 as compared to 2001.  The decrease was offset in part due to higher costs associated with the opening of Hanover (approximately $55,000).  Other non-interest expenses, including trust preferred expenses, also increased $45,000 or 2.7% for the quarter ended March 31, 2002 in comparison to the same period in 2001.  These results include the effect of the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002 which resulted in approximately $82,000 less in goodwill amortization expense being recorded in the first quarter of 2002 as compared to 2001.  Excluding the effect of this change, non-interest expenses, including trust preferred securities expense increased $127,000 or 7.5%.  These increases primarily relate to increased volumes of accounts and transactions which have occurred over the past year.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses for the quarters ended March 31, 2002 and 2001 were $0. The levels of provision in both periods is generally attributable to the continued strength of asset quality factors that management uses to measure and evaluate the adequacy of loan loss reserve levels, which include delinquency rates, charge offs, problem or “watched” assets and anticipated losses.  At March 31, 2002, the Company’s non-performing asset and delinquency statistics were inflated primarily due to an impaired loan relationship (telecom), which was on non accrual at March 31, 2002 and December 31, 2001, which totaled approximately $3.3 million.  See “Liquidity and Capital Resources” for additional discussion of credit quality statistics and trends.  The resulting level of loan loss reserves were approximately 1.47% of period end loans at March 31, 2002 as compared to 1.34% and .99% at December 31, and March 31, 2001, respectively.

PROVISION FOR INCOME TAXES. The Company’s effective income tax rate for the quarter ended March 31, 2002 was 36.4% compared to 35.0% for the quarter ended March 31, 2001. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates.  The 2001 effective rate was lower due to a higher portion of the consolidated earnings being contributed by a subsidiary which is taxed at lower rates for state purposes.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING. In December 2001, the Company elected to early adopt EITF 00-14-“Accounting for Certain Sales Incentives.”  This pronouncement provided additional guidance for the accounting for the cost of incentives given to customers to open new deposit accounts with the Bank.  Under this guidance the cost of the incentive are charged to earnigns on the date the account is opened.  This varies from the previous methodology used by the Company which was to defer this cost and amortize it to expense over the expected life of the deposit account relationship.  This impact of this change in accounting is reflected on a net of tax basis as if it were applied at the beginning of the year of adoption.  The cumulative effect of this change in accounting principle was to write off the unamortized portion of previously capitalized incentives at January 1, 2001 totaling $298,000, net of tax.  This quarterly restatement did not have a material impact on the quarterly results.  There was no cumulative effect of accounting changes in the first quarter of 2002.

ASSET/LIABILITY MANAGEMENT

The objective of asset/liability management is to ensure that liquidity, capital and market risk are prudently managed. Asset/liability management is governed by policies reviewed and approved annually by the Company’s Board of Directors (Board). The Board delegates responsibility for asset/liability management to the corporate Asset/Liability Management Committee (ALCO). ALCO sets strategic directives that guide the day-to-day asset/liability management activities of the Company. ALCO also reviews and approves all major funding, capital and market risk-management programs. ALCO is comprised of members of management and executive management of the Company and the Bank.

Interest rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term time horizons. The primary objective of interest rate risk management is to control this risk within limits approved by the Board and by ALCO. These limits and guidelines reflect the Company’s tolerance for interest rate risk. The Company attempts to control interest rate risk by identifying potential exposures and developing tactical plans to address such potential exposures. The Company quantifies its interest rate risk exposures using sophisticated simulation and valuation models, as well as a more simple gap analysis. The Company manages its interest rate exposures by generally using on-balance sheet strategies, which is most easily accomplished through the management of the durations and rate sensitivities of the Company’s investments, including mortgage-backed securities portfolios, and by extending or shortening maturities of borrowed funds. Additionally, pricing strategies, asset sales and, in some cases, hedge strategies are also considered in the evaluation and management of interest rate risk exposures.

The Company uses simulation analysis to measure the exposure of net interest income to changes in interest rates over a 1 to 5 year time horizon. Simulation analysis involves projecting future interest income and expense from the Company’s assets, liabilities, and off-balance sheet positions under various interest rate scenarios.

The Company’s limits on interest rate risk specify that if interest rates were to ramp up or down 200 basis points over a 12 month period, estimated net interest income for the next 12 months should decline by less than 10%. The following table reflects the Company’s estimated exposure, as a percentage of estimated net interest income for the next 12 months, which does not materially differ from the impact on net income, on the above basis:

Rate Change (Basis Points)	Estimated Exposure as a % of Net Interest Income

+200	3.4%
-200	(1.8)%

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

The Company’s policy is to match, as well as possible, the interest rate sensitivities of its assets and liabilities.  Generally, residential mortgage loans currently originated by the Company are sold in the secondary market.  Residential mortgage loans that the Company currently originates, from time to time, or purchases for the Company’s own portfolio are primarily 1-year, 3-year, 5-year and 7-year adjustable rate mortgages and shorter term (generally 15-year or seasoned 30-year) fixed rate mortgages.

The Company also emphasizes loans with terms to maturity or repricing of 5 years or less, such as certain commercial mortgages, business loans, residential construction loans and home equity loans.

Management desires to expand its interest earning asset base in future periods primarily through growth in the Company’s loan portfolio.  Loans comprised approximately 54.7% of the average interest earning assets for the first three months of 2002.  In the future, the Company intends to continue to be competitive in the residential mortgage market but plans to place greater emphasis on home equity and commercial loans.  The Company also expects to become more active in pursuing wholesale opportunities to purchase loans.  During the first three months of 2002 and 2001, the Company acquired approximately $11,000,000 and $,12,000,000, respectively, of residential first mortgages which are serviced by others.

The Company has also used mortgage-backed investments (typically with weighted average lives of 5 to 7 years) as a vehicle for fixed and adjustable rate investments and as an overall asset/liability tool. These securities have been highly liquid given current levels of prepayments in the underlying mortgage pools and, as a result, have provided the Company with greater reinvestment flexibility.

Currently, management believes the current interest rate environment to be at the lower end of the interest rate cycle.  As a result, management has been very selective in the types and terms of loans and investments that are put on the Company’s balance sheet.  As a result, the Company has shifted its investment strategy during the fourth quarter of 2001 and the first quarter of 2002 toward investment securities with average lives closer to 3 to 4 years in order to put the Company in a more favorable environment as rates eventually rise.  Most of the Company’s residential loan production has been sold in the secondary market as part of this strategy.

During the first quarter of 2002, the Company continued to experience high levels of prepayment activity in its mortgage related assets (residential mortgages and mortgage-backed securities) which comprise approximately 65.7% of the Company’s balance sheet as of March 31, 2002.  At March 31, 2002, the Company had roughly $38.9 million in short-term or overnight investments which management plans to use to pay for acquisitions of loans and securities which are not due to settle until later in the second quarter.  As required by generally accepted accounting principles, these investments and loans are both included as assets on the accompanying consolidated balance sheets with an offsetting liability being booked in Other Liabilities.  Therefore, the total asset amounts as of March 31, 2002 are temporarily inflated by approximately $34 million.  Had these purchases settled before March 31, 2002, total assets would have been approximately $815,300,000 which would have represented 5.9% growth in comparison to December 31, 2001 levels.

The level of the Company’s liquid assets and the mix of its investments may vary, depending upon management’s judgement as to market trends, the quality of specific investment opportunities and the relative attractiveness of their maturities and yields.  Management has been aggressively promoting the Company’s core deposit products since the first quarter of 1995, particularly checking and NOW accounts.  The success of this program has favorably impacted the overall deposit growth to date, despite interest rate and general market pressures, and has helped the Company to increase its customer base.  However, given the strong performance of mutual funds and the equity markets in general, the Company and many of its peers have begun to see lower levels of growth in time deposits as compared to prior years as customers reflect their desire to increase their returns on investment.  This pressure has been exacerbated currently by the historically low long-term economic interest rates.  Management believes that the markets for future time deposit growth, particularly with terms of 1 to 2 years, will remain highly competitive. Management will continue to evaluate future funding strategies and alternatives accordingly as well as to continue to focus its efforts on attracting core, retail deposit relationships.

The Company is also a voluntary member of the Federal Home Loan Bank (“FHLB”) of Boston. This borrowing capacity assists the Company in managing its asset/liability growth because, at times, the Company considers it more advantageous to borrow money from the FHLB of Boston than to raise money through non-core deposits (i.e., certificates of deposit).  Borrowed funds totaled $231,321,000 at March 31, 2002 compared to $201,549,000 at December 31, 2001.  These borrowings are primarily comprised of FHLB of Boston advances and have primarily funded residential loan originations and purchases as well as mortgage-backed investments and investment securities.

Also, the Company obtained funding in June 1998 through the issuance of Trust Preferred Securities which carry a higher interest rate than similar FHLB borrowings but at the same time are included as capital, without diluting earnings per share and are tax deductible. See “Liquidity and Capital Resources” for further discussion.

The following table sets forth maturity and repricing information relating to interest sensitive assets and liabilities at March 31, 2002. The balance of such accounts has been allocated among the various periods based upon the terms and repricing intervals of the particular assets and liabilities. For example, fixed rate residential mortgage loans and mortgage-backed securities, regardless of “available for sale” classification, are shown in the table in the time periods corresponding to projected principal amortization computed based on their respective weighted average maturities and weighted average rates using prepayment data available from the secondary mortgage market.

Adjustable rate loans and securities are allocated to the period in which the rates would be next adjusted. The following table does not reflect partial or full prepayment of certain types of loans and investment securities prior to scheduled contractual maturity. Additionally, all securities or borrowings which are callable at the option of the issuer or lender are reflected in the following table based upon the likelihood of call options being exercised by the issuer on certain investments or borrowings in a most likely interest rate environment. Since regular passbook savings and NOW accounts are subject to immediate withdrawal, such accounts have been included in the “Other Savings Accounts” category and are assumed to mature within 6 months. This table does not include non-interest bearing deposits.

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

	At March 31, 2002
	Repricing/Maturity Interval
	0-6 MOS.	6-12 MOS.	1-2 YRS.	2-3 YRS.	3-5 YRS.	Over 5 YRS.	TOTAL
	(Dollars in thousands)
Assets subject to interest rate adjustment:
Short-term investments	$38,909	$—	$—	$—	$—	$—	$38,909
Bonds and obligations	517	10,966	19,946	21,940	3,007	1,096	57,472
Mortgage-backed investments	43,853	33,252	51,999	34,129	58,583	95,975	317,791
Mortgage loans subject to rate review	47,935	10,985	25,292	12,352	22,936	4,841	124,341
Fixed rate mortgage loans	55,243	19,553	29,361	22,941	61,352	38,642	227,092
Commercial and other loans	12,761	2,128	1,659	1,289	2,678	480	20,995
Total	199,218	76,884	128,257	92,651	148,556	141,034	786,600
Liabilities subject to interest rate adjustment:
Money market deposit accounts	61,268	—	—	—	—	—	61,268
Savings deposits-term certificates	75,935	44,291	20,317	11,754	10,567	—	162,864
Other savings accounts	228,716	—	—	—	—	—	228,716
Borrowed funds	56,821	30,000	50,000	15,000	5,000	74,500	231,321
Total	422,740	74,291	70,317	26,754	15,567	74,500	684,169
Guaranteed preferred beneficial interest in junior subordinated debentures	—	—	—	—	—	12,181	12,181
Excess (deficiency) of rate sensitive assets over rate sensitive liabilities	(223,522)	2,593	57,940	65,897	132,989	54,353	90,250
Cumulative excess (deficiency) of rate sensitive assets over rate sensitive liabilities (1)	$(223,522)	$(220,929)	$(162,989)	$(97,092)	$35,897	$90,250
Rate sensitive assets as a percent of rate sensitive liabilities (cumulative)	47.1%	55.6%	71.3%	83.7%	105.9%	113.0%

(1) Cumulative as to the amounts previously repriced or matured.  Assets held for sale are reflected in the period in which sales are expected to take place.  Securities classified as available for sale are shown at repricing/maturity intervals as if they are to be held to maturity as there is no definitive plan of disposition. They are also shown at amortized cost.

LIQUIDITY AND CAPITAL RESOURCES

Payments and prepayments on the Company’s loan and mortgage-backed investment portfolios, sales of fixed rate residential loans, increases in deposits, borrowed funds and maturities of various investments comprise the Company’s primary sources of liquidity. The Company is also a voluntary member of the FHLB of Boston and, as such, is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to outside sources. Qualified collateral generally consists of residential first mortgage loans, securities issued, insured or guaranteed by the U.S. Government or its agencies, and funds on deposit at the FHLB of Boston. Short-term advances may be used for any sound business purpose, while long-term advances may be used only for the purpose of providing funds to finance housing. At March 31, 2002, the Company had approximately $266,479,000 in unused borrowing capacity that is contingent upon the purchase of additional FHLB of Boston stock. Use of this borrowing capacity is also impacted by capital adequacy considerations.

The Company regularly monitors its asset quality to determine the level of its loan loss reserves through periodic credit reviews by members of the Company’s Management Credit Committee. The Management Credit Committee, which reports to the Executive Committee of the Company’s Board of Directors, also works on the collection of non-accrual loans and disposition of real estate acquired by foreclosure. The allowance for possible loan losses is determined by the Management Credit Committee after consideration of several key factors including, without limitation, potential risk in the current portfolio, levels and types of non-performing assets and delinquency, levels of potential problem loans, which generally have varying degrees of loan collateral and repayment issues, on the watched asset reports.  Workout approach and financial condition of borrowers are also key considerations to the evaluation of non-performing loans.

Non-performing assets were $3,862,000 at March 31, 2002, compared to $3,959,000 at December 31, 2001, a decrease of $97,000 or 2.5%. The Company’s percentage of delinquent loans to total loans was 1.19% at March 31, 2002, as compared to 1.16% at December 31, 2001.  At March 31, 2002 and December 31, 2001, the Company’s levels of non-performing assets and delinquent loans were adversely affected by primarily one impaired loan relationship (telecom) which was on non-accrual as of those dates.  This relationship totaled apprxomately $3.3 million at both March 31, 2002 and December 31, 2001.  This loan also had a portion of the allowance for loan losses specifically allocated to address potential identifiable loss exposures totaling $1.9 million at both March 31, 2002 and December 31, 2001.  A table of key credit quality statistics as reported and as adjusted for this relationship is as follows:

	March 31, 2002	December 31, 2001	March 31, 2001

Non-Performing Assets	$3,862	$3,959	$398

All Delinquent Loans as a Percentage of Total Loans	1.19%	1.16%	.21%

Loan Loss Reserve to Non-performing loans	142.7%	138.5%	964.3%

Management believes that while delinquency rates and non-performing assets remain at relatively low levels, particularly excluding the one large impaired relationship noted above, these factors are at historic lows, and at some point in the future some degree of economic slow down is likely which in turn may result in future increases in problem assets and loan loss provisions.  Management continues to monitor the overall economic environment and its potential effects on future credit quality on an ongoing basis.

At March 31, 2002, the Company had outstanding commitments to originate and sell residential mortgage loans in the secondary market amounting to $26,650,000 and $7,473,000, respectively.  The Company also has outstanding commitments to grant advances under existing home equity lines of credit amounting to $19,193,000.  Unadvanced commitments under outstanding commercial and construction loans totaled $15,374,000 as of March 31, 2002. The Company believes it has adequate sources of liquidity to fund these commitments.

The Company’s total stockholders’ equity was $38,576,000 or 4.54% of total assets at March 31, 2002, compared with $39,151,000 or 5.1% of total assets at December 31, 2001.  The decrease in total stockholders’ equity of approximately $575,000 or 1.5% primarily resulted from an increase in the unrealized loss on the market value of available for sale securities, net of taxes and dividends paid or payable offset, in part, by the earnings of the Company.

The Company issued $12,650,000 or 8.25% Trust Preferred Securities in June 1998.  Under current regulatory guidelines, trust preferred securities are allowed to represent up to approximately 25% of the Company’s Tier 1 capital with any excess amounts available as Tier 2 capital. As of March 31, 2002, all of these securities were included in Tier 1 capital.

Bank regulatory authorities have established a capital measurement tool called “Tier 1” leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a “well-capitalized” classification. At March 31, 2002, the Company’s Tier 1 leverage capital ratio was approximately 5.81%. In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% (6.00% for “well-capitalized”) and a minimum ratio of total capital to risk-weighted assets of 8.00% (10.00% for “well-capitalized”). At March 31, 2002, the Company’s Tier 1 and total risk-based capital ratios were approximately 11.82% and 13.08%, respectively.  The Company is categorized as “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.). The Bank is also categorized as “well-capitalized” as of March 31, 2002.

IMPACT OF INFLATION

The Consolidated Financial Statements of the Company and related Financial Data presented herein have been prepared in accordance with accounting principles generally accepted in the United States which generally require the measurement of financial condition and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Company is reflected in increased operating costs. Unlike most industrial companies, almost all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS Statement No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact on the Company’s consolidated financial position or results or operations.

CRITICAL ACCOUNTING POLICIES AND CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We considered the disclosure requirements of FR-60 regarding Critical Accounting Policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain either disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

PROPOSED ACCOUNTING PRONOUNCEMENTS

None.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis - Asset/Liability Management.”

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

(d) Not applicable.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Submission of Matters to a Vote of Security Holders.

None

Item 5.           Other Information.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits and Reports on Form 8-K.

2.1

Plan of Reorganization and Acquisition dated as of October 15, 1996 between the Company and Abington Savings Bank incorporated by reference to the Registration Statement on Form 8-A, effective January 13, 1997.

3.1	Articles of Organization of the Company incorporated by reference to the Company’s Registration Statement on Form 8-A, effective January 13, 1997.

3.2	By-Laws of the Company, incorporated by reference to the Company’s quarterly report on Form 10-Q for the first quarter of 2000, filed on May 12, 2000.

4.1	Specimen stock certificate for the Company’s Common Stock incorporated by reference to the Company’s Registration Statement on Form 8-A, effective January 31, 1997.

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

*10.1

(a) Amended and Restated Special Termination Agreement dated as of January 1997 among the Company, the Bank and James P. McDonough incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 31, 1997.

*(b) Amendment to Amended and Restated Special Termination Agreement, dated as of July 1, 1997 among the Company, the Bank and James P. McDonough, incorporated by reference to the Company’s quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

*10.2

Special Termination Agreement dated as of November 2, 1998 among the Company, the Bank and Kevin M. Tierney, incorporated by reference to the Company’s quarterly report on Form 10-Q for the third quarter of 1998, filed on November 12, 1998.

10.3

Special Termination Agreement dated as of September 13, 2000 among the Company, the Bank and Cynthia A. Mulligan, incorporated by reference to the Company’s quarterly report on Form 10-Q for the first quarter of 2001, filed on November 15, 2000.

*10.4

(a) Amended and Restated Special Termination Agreement dated as of January 31, 1997 among the Company, the Bank and Mario A. Berlinghieri incorporated by reference to the Company’s Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

(b) Amendment to Amended and Restated Special Termination Agreement, dated as of July 1, 1997 among the Company, the Bank and Mario A. Berlinghieri, incorporated by reference to the Company’s quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

(c) Amendment No. 2 to Amended and Restated Special Termination Agreement, dated as of April 16, 1998, by and among the Company, the Bank and Mario A. Berlinghieri, incorporated by reference to the Company’s quarterly report on Form 10-Q for the first quarter of 1998, filed on May 8, 1998.

*10.5

Abington Bancorp, Inc. Incentive and Nonqualified Stock Option Plan, as amended and restated to reflect holding company formation incorporated by reference to the Company’s Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

*10.6	Senior Management Incentive Plan, incorporated by reference to the Company’s Annual Report for the year ended December 31, 2001 on Form 10-K filed on March 28, 2000.

*10.7	Revised Long Term Performance Incentive Plan dated January 2000 incorporated by reference to the Company’s Annual Report for the year ended December 31, 2000 on Form 10-K filed on March 28, 2000.

10.8

(a) Lease for office space located at 538 Bedford Street, Abington, Massachusetts (“lease”), used for the Bank’s principal and administrative offices dated January 1, 1996 incorporated by reference to the Company’s Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997. Northeast Terminal Associates, Limited owns the property. Dennis E. Barry and Joseph L. Barry, Jr., who beneficially own more than 5% of the Company’s Common Stock, are the principal beneficial owners of Northeast Terminal Associates, Limited.

(b) Amendment to Lease dated December 31, 1997, incorporated by reference to the Company’s Annual Report for the year ended December 31, 1997 on Form 10-K filed on March 25, 1998.

10.9	Dividend Reinvestment and Stock Purchase Plan is incorporated by reference herein to the Company’s Registration Statement on Form S-3, effective January 31, 1997.

*10.10

Abington Bancorp, Inc. 1997 Incentive and Nonqualified Stock Option Plan, incorporated by reference herein to Appendix A to the Company’s proxy statement relating to its special meeting in lieu of annual meeting held on June 17, 1997, filed with the Commission on April 29, 1997.

*10.11	(a) Special Termination Agreement dated as of July 1, 1997 among the Company, the Bank and second quarter of 1997, filed on August 13, 1997.

(b) Amendment No. 1 to Special Termination  Agreement, dated April 16, 1998, by and among the Company, the Bank and Robert M. Lallo, incorporated by reference to the Company’s quarterly report on Form 10-Q for the first quarter of 1998, filed on May 8, 1998.

*10.12	Merger Severance Benefit Program dated as of August 28, 1997, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the third quarter of 1997, filed on November 15, 1997.

*10.13

Supplemental Executive Retirement Agreement between the Bank and James P. McDonough dated as of August 23, 2001, incorporated by reference to the Company’s quarterly report on Form 10-Q for the third quarter of 2001, filed on November 13, 2001.

*10.14

Deferred Stock Compensation Plan for Directors, effective July 1, 1998 incorporated by reference to Appendix A to the Company’s proxy statement (schedule 14A) for its 1998 Annual Meeting, filed with the Commission on April 13, 1998.

*10.15

Special Termination Agreement dated as of February 7, 2000 among the Company, the Bank and Jack B. Meehl, incorporated by reference to the Company’s Annual Report for the year ended December 31, 2001 on Form 10-K filed on March 28, 2000.

*10.16

Abington Bancorp, Inc. 2000 Incentive and Nonqualified Stock Option Plan, incorporated by reference herein to Appendix A to the Company’s proxy statement relating to its annual meeting held on May 16, 2000, filed with the Commission on April 13, 2000.

*10.17

Abington Bancorp, Inc. Board of Directors Transition and Retirement Plan, incorporated by reference to the Company’s quarterly report on Form 10-Q for the second quarter of 2000, filed on August 11, 2000.

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

(b) Reports on Form 8-K.

There were no reports filed on Form 8-K.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersiged thereunto duly authorized.

ABINGTON BANCORP, INC.
(Company)

Date: May 10, 2002	By /s/ James P. McDonough
James P. McDonough
President and Chief Executive Officer

Date: May 10, 2002	By /s/ Robert M. Lallo
Robert M. Lallo
Treasurer
(Principal Financial Officer)