Form 10-K/A
period 2001-12-31
ABINGTON BANCORP INC
filed 2002-07-26
CIK 812146

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20429

                            ------------------------


                                  FORM 10-K/A
                                AMENDMENT NO. 3
                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934


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


                                 (781) 982-3200
              (Registrant's telephone number, including area code)


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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /


    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price for the Registrant's Common Stock on July 17, 2002, as reported by the Nasdaq Stock Market, was $48,891,125.



    The number of shares outstanding of the Registrant's Common Stock as of July 17, 2002: 3,189,852 shares.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE



    Abington Bancorp, Inc. amends and restates Parts I, II and IV of its
Form 10-K filed on March 19, 2002 for its fiscal year ended December 31, 2001 as set forth in this Form 10-K/A.



                      DOCUMENTS INCORPORATED BY REFERENCE



    None.


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

    COMPOSITION OF LOAN PORTFOLIO. The following table shows the composition of the Company's loan portfolio by type of loan.

                                                               AT DECEMBER 31,
                                  --------------------------------------------------------------------------
                                         2001                  2000                  1999             1998
                                  -------------------   -------------------   -------------------   --------
                                             PERCENT               PERCENT               PERCENT
                                                TO                    TO                    TO
                                              GROSS                 GROSS                 GROSS
                                   AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT
                                  --------   --------   --------   --------   --------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
Mortgage loans:
Conventional....................  $275,514     66.5%    $261,702     67.9%    $290,036     73.4%    $270,887
Second mortgages and home
  equity........................    28,301      6.8       27,415      7.1       23,490      6.0       20,339
Commercial real estate..........    71,963     17.4       59,923     15.5       51,973     13.1       50,493
Construction....................    17,582      4.2       13,150      3.4        5,883      1.5        7,109
                                  --------    -----     --------    -----     --------    -----     --------
Total mortgage loans............   393,360     94.9      362,190     93.9      371,382     94.0      348,828
                                  --------    -----     --------    -----     --------    -----     --------
  Less:
Due to borrowers on incomplete
  loans.........................    (5,510)               (7,598)               (2,437)               (2,557)
Net deferred loan fees and
  unearned discounts............      (161)                 (237)                 (381)                 (626)
                                  --------              --------              --------              --------
  Subtotal......................   387,689               354,355               368,564               345,645
Commercial loans--secured and
  unsecured.....................    13,844      3.3       15,912      4.1       16,497      4.2        9,473
Consumer loans:
Indirect automobile.............        --       --           --       --           --       --          158
Personal........................     1,484       .4        1,280      0.3        1,243       .3        1,393
Education.......................        --       --           --       --           --       --           62
Passbook and stock secured......     5,805      1.4        6,250      1.7        5,950      1.4        6,951
Home improvement................        62       --          128       --          216       .1          257
                                  --------    -----     --------    -----     --------    -----     --------
Total consumer loans............     7,351      1.8        7,658      2.0        7,409      1.8        8,821
                                  --------    -----     --------    -----     --------    -----     --------
Net deferred loan costs
  (fees)........................       150                    69                   (59)                 (127)
                                  --------              --------              --------              --------
  Subtotal......................     7,501                 7,727                 7,350                 8,694
                                  --------              --------              --------              --------
Total loans.....................   409,034               377,994               392,411               363,812
Less allowance for loan
  losses........................    (5,482)               (3,856)               (3,701)               (3,077)
                                  --------              --------              --------              --------
Loans, net......................   403,552               374,138               388,710               360,735
                                  --------              --------              --------              --------
Add (recapitulation):
Due to borrowers on incomplete
  loans.........................     5,510                 7,598                 2,437                 2,557
Net deferred loan fees and
  unearned discounts............        11                   168                   440                   753
Allowance for loan loss.........     5,482                 3,856                 3,701                 3,077
                                  --------              --------              --------              --------
Loans, gross....................  $414,555    100.0%    $385,760    100.0%    $395,288    100.0%    $367,122
                                  --------    -----     --------    -----     --------    -----     --------

                                         AT DECEMBER 31,
                                  ------------------------------
                                    1998            1997
                                  --------   -------------------
                                  PERCENT               PERCENT
                                     TO                    TO
                                   GROSS                 GROSS
                                   LOANS      AMOUNT     LOANS
                                  --------   --------   --------
                                      (DOLLARS IN THOUSANDS)
Mortgage loans:
Conventional....................    73.8%    $249,165     74.1%
Second mortgages and home
  equity........................     5.5       20,392      6.1
Commercial real estate..........    13.8       39,341     11.7
Construction....................     1.9        7,681      2.3
                                   -----     --------    -----
Total mortgage loans............    95.0      316,579     94.2
                                   -----     --------    -----
  Less:
Due to borrowers on incomplete
  loans.........................               (2,166)
Net deferred loan fees and
  unearned discounts............                 (813)
                                             --------
  Subtotal......................              313,600
Commercial loans--secured and
  unsecured.....................     2.6        7,644      2.3
Consumer loans:
Indirect automobile.............      --        1,263      0.4
Personal........................     0.4        1,562      0.4
Education.......................      --          423      0.1
Passbook and stock secured......     1.9        8,323      2.5
Home improvement................     0.1          381      0.1
                                   -----     --------    -----
Total consumer loans............     2.4       11,952      3.5
                                   -----     --------    -----
Net deferred loan costs
  (fees)........................                 (124)
                                             --------
  Subtotal......................               11,828
                                             --------
Total loans.....................              333,072
Less allowance for loan
  losses........................               (2,280)
                                             --------
Loans, net......................              330,792
                                             --------
Add (recapitulation):
Due to borrowers on incomplete
  loans.........................                2,166
Net deferred loan fees and
  unearned discounts............                  937
Allowance for loan loss.........                2,280
                                             --------
Loans, gross....................   100.0%    $336,175    100.0%
                                   -----     --------    -----

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

    The following table sets forth non-performing assets at the dates indicated:


                                                                             AT DECEMBER 31,
                                                           ----------------------------------------------------
                                                             2001       2000       1999       1998       1997
                                                           --------   --------   --------   --------   --------
                                                                          (DOLLARS IN THOUSANDS)
Loans accounted for as impaired..........................   $3,881      $549       $616       $681      $  622
Accruing loans past due 90 days or more as to principal
  or interest............................................       78         7         --         50          91
                                                            ------      ----       ----       ----      ------
Total non-performing loans...............................    3,959       556        616        731         713
Real estate acquired by foreclosure and other real estate
  owned..................................................       --        --         --         --         265
                                                            ------      ----       ----       ----      ------
Total non-performing assets..............................   $3,959      $556       $616       $731      $  978
                                                            ------      ----       ----       ----      ------



    The recorded total investment in impaired loans was $3,881,000 and $549,000 at December 31, 2001 and 2000, respectively. Impaired loans totaling $3,432,000 and $94,000, at December 31, 2001 and 2000, respectively, required an allocation of $2,181,000 and $15,000, respectively, of the allowance for possible loan losses. The remaining impaired loans did not require any allocation of the reserve for possible loan losses. All loans classified as impaired, are also on non-accrual.



    The increase in impaired loans is primarily related to two credits, the most significant of which is a $3,363,000 relationship which is primarily a commercial credit involved in the telecommunications industry.


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


    The allowance for loan losses is based on management's estimate of the amount required to reflect the potential inherent losses in the loan portfolio, based on circumstances known at each reporting date in accordance with Generally Accepted Accounting Principles ("GAAP"). Management utilizes three methodologies to determine a range of required reserves, from which a consistent process is used to derive a reserve number. The results and recommendations from these processes provide senior management, the Board's Loan Committee and the full Board of Directors with independent information on loan portfolio condition.



    The first method utilized is the Risk Identification Method. This method involves the allocation of loss certain loss percentages against adversely classified commercial loans, and general loss allocations against segments of the loan portfolio that have similar attributes. Under this methodology, the credit quality of the commercial portfolios is quantified by a corporate credit rating system designed to parallel regulatory criteria and categories of loan risk. Individual lenders monitor their loans to ensure appropriate rating assignments are made timely. Risk ratings and the quality of the portfolio are assessed regularly by an independent Credit Review firm and other general internal loan reviews and updates as provided by Credit Policy and Administration personnel. Credit Review and Credit Policy and Administration personnel conduct ongoing portfolio trend analyses and individual credit reviews to evaluate loan risk and compliance with corporate lending policies. The level of allowance allocable to each group of risk-rated loans is then determined by applying a loss factor that estimates the amount of probable loss in each category. The assigned loss factor for each risk rating is based upon management's assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions and past experience.



    Consumer and residential real estate loan quality is evaluated on the basis of delinquency data and other credit data available due to the large number of such loans and the relatively small size of individual credits. Allocations for these loan categories are principally determined by applying loss factors that represent management's estimate of inherent losses. In each category, inherent losses are estimated based upon management's assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions and past experience. In addition, certain loans in these categories may be individually risk-rated if considered necessary by management.



    The second method utilized is the Migration Method, which utilizes the Risk Identification Method outlined above and then adjusts the allowance calculation to reflect a migration of non-pass rated loans to a more adverse category. This methodology recognizes that no risk identification system can address all potential risks of loss at any point in time and, therefore, there is an inherent unidentified risk of loss that may not be accurately characterized or identified.



    The third method utilized is the Specific Identification Method. This method entails the assignment of reserve amounts to individual adversely-classified loans based on a specific impairment review of such loans. Under this method, loans are selected for evaluation based on the internal risk rating or non-accrual status of the loan. Additionally, general loss allocations are made against segments of the loan portfolio that have similar attributes.



    From these three methodologies, management calculates a range of estimated required reserves and then determines an appropriate reserve amount within this range. There are three components to the allowance for loan losses: 1) specific reserves for loans considered to be impaired or for other loans for which management considers a specific reserve to be necessary; 2) allocated reserves based upon management's formula-based process for assessing the adequacy of the allowance for loan losses; and 3) a non-specific unallocated allowance considered necessary by management based on its assessment of other qualitative factors.



    The allowance for loan losses is increased by provisions charged against current earnings. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. Management believes that the allowance for loan losses is adequate. While management uses available information to assess possible losses on loans, future additions to the allowance may be necessary based on increases in non-performing loans, changes in economic conditions, or for other reasons. Any future additions to the allowance would be recognized in the period in which they were determined to be necessary. In addition, various regulatory agencies periodically review the Company's allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance based on judgements different from those of management.

    The following table summarizes the allowance for possible loan losses for the years indicated:

                                                            AT DECEMBER 31,
                          -----------------------------------------------------------------------------------
                                   2001                     2000                     1999              1998
                          ----------------------   ----------------------   ----------------------   --------
                                       PERCENT                  PERCENT                  PERCENT
                                      OF LOANS                 OF LOANS                 OF LOANS
                                     IN CATEGORY              IN CATEGORY              IN CATEGORY
                                      TO GROSS                 TO GROSS                 TO GROSS
                           AMOUNT       LOANS       AMOUNT       LOANS       AMOUNT       LOANS       AMOUNT
                          --------   -----------   --------   -----------   --------   -----------   --------
                                                        (DOLLARS IN THOUSANDS)
Real estate--residential   $  907        73.3%      $  928        75.0%      $  959        79.4%      $  899
Real estate--commercial     1,586        17.4          608        15.5          590        13.1          479
Real
  estate--construction        235         4.2           56         3.4           35         1.5           71
Commercial..............    2,153         3.3          325         4.1          341         4.2          189
Consumer................      267         1.8          288         2.0          233         1.8          195
Unallocated.............      334         N/A        1,651         N/A        1,543         N/A        1,244
                           ------       -----       ------       -----       ------       -----       ------
Total...................   $5,482       100.0%      $3,856       100.0%      $3,701       100.0%      $3,077
                           ------       -----       ------       -----       ------       -----       ------

                                    AT DECEMBER 31,
                          ------------------------------------
                             1998                1997
                          -----------   ----------------------
                            PERCENT                  PERCENT
                           OF LOANS                 OF LOANS
                          IN CATEGORY              IN CATEGORY
                           TO GROSS                 TO GROSS
                             LOANS       AMOUNT       LOANS
                          -----------   --------   -----------
                                 (DOLLARS IN THOUSANDS)
Real estate--residential      79.3%      $  869        80.2%
Real estate--commercial       13.8          372        11.7
Real
  estate--construction         1.9           77         2.3
Commercial..............       2.6          153         2.3
Consumer................       2.4          218         3.5
Unallocated.............       N/A          591         N/A
                             -----       ------       -----
Total...................     100.0%      $2,280       100.0%
                             -----       ------       -----


    During 2001, the allowance for loan loss allocated to commercial loans increased by $1.8 million. This increase is generally attributable to a commercial loan relationship within the telecommunications industry totaling approximately $3.3 million that was on non-accrual at December 31, 2001. Additionally, the amount allocated to commercial real estate loans increased by $1 million. This increase was based on management's assessment of increased risk in that portfolio as a result of existing economic conditions and the impact that economic conditions were beginning to have on rental rates, cash flows and other business conditions, particularly in late-2001. During 2001, the amount allocated to the consumer and residential real estate portfolios remained consistent with prior year allocations which was consistent with the percentage of the total loan portfolio comprised of those assets (66.5% and 1.8% for residential real estate and consumer loans as a percentage of total loans, respectively in 2001 as compared to 67.9% and 2.0% for the corresponding balance by portfolio in 2000). The risk factors used for determining the level of potential loan losses in these categories for 2001 also remained constant with the prior year.



    The unallocated is the allowance considered necessary by management based on its assessment of industry trends, the impact of the local and regional economy on the Company's borrowers and certain risk attributes that may not have been adequately captured in the specific risk classifications used to determine allocations in the Company's analysis of the allowance for loan loss. The unallocated component of the reserve was reduced in 2001 as compared to prior years in conjunction with management's re-assessment of the risk identified in the commercial real estate portfolio which resulted in an increased allocation of reserves to that portion of the portfolio from that which was previously classified as unallocated. Management determined, based on its review of all components of the Company's loan portfolio, economic data, industry trends, and other factors, that the remaining unallocated portion of the allowance for loan loss was adequate at December 31, 2001.



    Notwithstanding the foregoing analytical allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans.


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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See Management Discussion and Analysis--Asset/Liability Management.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



    THE FOLLOWING IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.


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

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                (DOLLARS IN THOUSANDS, EXCEPT
                                                                  SHARE AND PER SHARE DATA)
Interest and dividend income:
  Interest and fees on loans (Notes 1 and 6)................  $  29,510   $  29,292   $  27,828
  Interest on mortgage-backed investments...................     15,856      12,377       9,439
  Interest on bonds and obligations.........................      4,034       5,591       4,237
  Dividend income...........................................        972       1,031         706
  Interest on short-term investments........................        121          58          32
                                                              ---------   ---------   ---------
    Total interest and dividend income......................     50,493      48,349      42,242
                                                              ---------   ---------   ---------
Interest expense:
  Interest on deposits (Note 8).............................     14,697      13,017      11,389
  Interest on short-term borrowings (Note 9)................      1,216       6,572       4,943
  Interest on long-term debt (Note 10)......................     11,730       8,807       6,760
                                                              ---------   ---------   ---------
    Total interest expense..................................     27,643      28,396      23,092
                                                              ---------   ---------   ---------
Net interest income.........................................     22,850      19,953      19,150
Provision for possible loan losses (Note 6).................      1,705         160         640
                                                              ---------   ---------   ---------
Net interest income after provisions for possible loan
  losses....................................................     21,145      19,793      18,510
                                                              ---------   ---------   ---------

Non-interest income:
  Loan servicing fees (Note 6)..............................        255         311         365
  Customer service fees.....................................      7,949       6,396       4,491
  Gain (loss) on sales of securities, net...................     (1,723)        405         823
  Gain on sales of mortgage loans, net......................      2,888       1,315       1,222
  Net gain on sales and write-down of other real estate
    owned...................................................         (2)         --          68
  Other (Note 20)...........................................        402         472         404
                                                              ---------   ---------   ---------
    Total non-interest income...............................      9,769       8,899       7,373
                                                              ---------   ---------   ---------

Non-interest expense:
  Salaries and employee benefits (Notes 12, 14 and 17)......     12,521      11,022       9,236
  Occupancy and equipment expenses (Notes 1, 7 and 12)......      4,032       3,201       3,377
  Trust preferred securities expense (Note 3)...............      1,120       1,120       1,120
  Other non-interest expenses (Note 15).....................      8,032       6,332       5,687
                                                              ---------   ---------   ---------
    Total non-interest expense..............................     25,705      21,675      19,420
                                                              ---------   ---------   ---------
Income before income taxes and cumulative effect of change
  in accounting principle...................................      5,209       7,017       6,463
Provision for income taxes (Note 11)........................      1,834       2,524       2,314
                                                              ---------   ---------   ---------
Net income before cumulative effect of change in accounting
  principle.................................................  $   3,375   $   4,493   $   4,149
  Cumulative effect of change in accounting principle, net
    of tax of $200 (Note 1).................................       (298)         --          --
                                                              ---------   ---------   ---------
  Net income................................................  $   3,077   $   4,493   $   4,149
                                                              =========   =========   =========
Earnings per share (Note 1):
  Basic--
  Income before cumulative effect of change in accounting
    principle...............................................  $    1.09   $    1.46   $    1.26
  Cumulative effect of change in accounting principle.......       (.10)         --          --
                                                              ---------   ---------   ---------
  Net income................................................  $     .99   $    1.46   $    1.26
                                                              =========   =========   =========
  Weighted average common shares............................  3,103,000   3,068,000   3,285,000
                                                              =========   =========   =========
  Diluted--
  Income before cumulative effect of change in accounting
    principle...............................................  $    1.04   $    1.41   $    1.20
  Cumulative effect of change in accounting principle.......       (.09)         --          --
                                                              ---------   ---------   ---------
  Net income................................................  $     .95   $    1.41   $    1.20
                                                              =========   =========   =========
  Weighted average common shares and common share
    equivalents.............................................  3,239,000   3,186,000   3,460,000
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

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Net income, as reported.....................................   $3,077    $ 4,493    $ 4,149
Unrealized gains (losses) on securities, net of tax
  (benefits) provisions of $922, $2,503 and $(3,237), in
  2001, 2000 and 1999, respectively.........................    1,714      4,649     (6,011)
Less: Reclassification adjustment for securities gains
  (losses) included in net income, net of tax (benefits)
  provisions of $(603), $142 and $288, in 2001, 2000 and
  1999, respectively........................................   (1,120)       263        535
                                                               ------    -------    -------
Comprehensive income (loss).................................   $5,911    $ 8,879    $(2,397)
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

ACCOUNTING FOR CERTAIN INCENTIVES


    In December 2001, the Company elected to early adopt EITF Issue
No. 00-14-"Accounting for Certain Sales Incentives." This pronouncement provided additional guidance for the accounting for the cost of incentives given to customers to open new deposit accounts with the Bank. Under this guidance, the cost of the incentive should be charged to earnings on the date the account is opened (which is the date that the sales incentive is offered). This varies from the previous methodology used by the Company which was to defer this cost and amortize it to expense over the expected life of the deposit account relationship. The impact of this change in accounting is reflected on a net of tax basis as if it were applied at the beginning of the current year. The cumulative effect of this change in accounting principle was to write off the unamortized portion of previously capitalized incentives at January 1, 2001 totaling $298,000, net of tax. Additionally, previously reported quarterly operating results have been restated to reflect the application of the new accounting principle in 2001. This quarterly restatement did not have a material impact on the quarterly results (Note 25).


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


    Additionally, all conforming residential mortgage loans (first-lien) and also first mortgages on residential property with four or more units (considered in commercial real estate above for financial reporting purposes) are considered collateral for FHLB borrowings as part of the blanket collateral agreement as further described in Note 9. These loans totaled approximately $280,402,000 and $266,591,000, at December 31, 2001 and 2000, respectively.

    The following analysis summarizes the Company's non-performing assets at December 31, 2001 and 2000:


                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Impaired loans..............................................    $3,881        $549
Accruing loans past due 90 days or more as to principal or
  interest..................................................        78           7
                                                                ------        ----
    Total non-performing loans..............................     3,959         556
Other real estate owned, net................................        --          --
                                                                ------        ----
    Total non-performing assets.............................    $3,959        $556
                                                                ======        ====



    The recorded total investment in impaired loans was $3,881,000 and $549,000 at December 31, 2001 and 2000, respectively. Impaired loans totaling $3,432,000 and $94,000 at December 31, 2001 and 2000, respectively, required an allocation of $2,181,000 and $15,000, respectively, of the allowance for possible loan losses. All loans identified as impaired are accounted for as non-accrual. The remaining impaired loans did not require any allocation of the allowance for possible loan losses. The average balance of impaired loans was approximately $704,000, $468,000 and $666,000 in 2001, 2000 and 1999, respectively. The total amount of interest income recognized on impaired loans during 2001, 2000 and 1999 was approximately $39,000, $70,000 and $64,000, respectively, which approximated the amount of cash received for interest during those periods. The Company has no commitments to lend additional funds to borrowers whose loans have been deemed to be impaired.


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
                                                          ========     ========

    A summary of certificate accounts by maturity is as follows:

                                                     DECEMBER 31,
                                   -------------------------------------------------
                                            2001                      2000
                                   -----------------------   -----------------------
                                                WEIGHTED                  WEIGHTED
                                    AMOUNT    AVERAGE RATE    AMOUNT    AVERAGE RATE
                                   --------   ------------   --------   ------------
                                                (DOLLARS IN THOUSANDS)
Within 1 year....................  $143,088       5.10%      $113,176       5.86%
Over 1 year to 3 years...........    25,646       4.92         61,343       6.44
Over 3 years to 5 years..........    18,924       5.52         15,463       6.14
                                   --------                  --------
                                   $187,658       5.12%      $189,982       6.07%
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

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                2001          2000          1999
                                                              --------      --------      --------
                                                                     (DOLLARS IN THOUSANDS)
Maximum amount outstanding during the year..................  $63,353       $147,996      $158,757
Average month-end balance outstanding during the year.......  $27,087       $105,813      $ 96,005
Average interest rate during the year.......................     4.49%          6.21%         5.15%
Unused line of credit at FHLB...............................  $ 9,733       $  9,733      $  9,733
Amount outstanding at end of year...........................  $ 8,049       $ 49,565      $152,551
Weighted average interest rate at end of year...............     2.47%          6.24%         5.29%

10. LONG-TERM DEBT

    A summary of long-term debt, consisting of FHLB advances with an original maturity of greater than 1 year, is as follows:

MATURITY DATE                                      INTEREST RATE   DECEMBER 31, 2001   DECEMBER 31, 2000
-------------                                      -------------   -----------------   -----------------
                                                                  (DOLLARS IN THOUSANDS)
March 6, 2001....................................      6.66%           $     --            $  4,000
March 19, 2001...................................      5.44                  --               5,000
March 19, 2001...................................      6.77                  --               5,000
March 19, 2001...................................      6.51                  --               2,717
April 11, 2001...................................      6.98                  --               4,000
May 14, 2001.....................................      6.74                  --               4,000
June 20, 2001....................................      6.70                  --               5,000
June 22, 2001....................................      5.86                  --               3,350
September 17, 2001...............................      6.15                  --               5,000
March 4, 2002....................................      6.14               4,000               4,000
May 24, 2002.....................................      6.78                  --              16,000
June 27, 2002....................................      7.12              50,000              50,000
October 15, 2002.................................      6.56              20,000              20,000
May 15, 2003.....................................      4.76               5,000                  --
June 20, 2003....................................      4.35              10,000                  --
December 5, 2003 (callable December 5, 2001).....      6.01              10,000              10,000
June 22, 2004....................................      4.75              10,000                  --
August 30, 2004 (callable August 30, 2001).......      5.79               5,000               5,000
March 27, 2006 (callable March 26, 2003).........      4.54               5,000                  --
November 1, 2009 (callable February 1, 2001).....      5.54               5,000               5,000
November 9, 2009 (callable November 9, 2001).....      5.57              10,000              10,000
March 22, 2010 (callable March 21, 2001).........      6.12               5,000               5,000
April 12, 2010 (callable April 12, 2001).........      5.99               4,000               4,000
December 6, 2010 (callable June 5, 2001).........      5.43               5,000               5,000
January 24, 2011 (callable January 22, 2002).....      4.50              10,000                  --
March 14, 2011 (callable March 12, 2004).........      4.81              10,000                  --
March 28, 2011 (callable March 26, 2002).........      3.99               5,000                  --
April 11, 2011 (callable April 12, 2004).........      4.65              10,000                  --
June 1, 2011 (callable June 1, 2004).............      4.99               5,000                  --
September 6, 2011 (callable September 5, 2006)...      4.88               5,000                  --
December 9, 2017.................................      5.66                 500                 500
                                                                       --------            --------
                                                                       $193,500            $172,567
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

    Net periodic pension expense for the plan years ended October 31, 2001, 2000 and 1999, consisted of the following:

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2001       2000       1999
                                                      --------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
Benefit obligation at beginning of year.............   $3,730     $3,366     $3,501
Service cost........................................       --        399        353
Interest cost.......................................      252        262        224
Actuarial loss (gain)...............................      810         90       (498)
Benefits paid.......................................   (1,133)      (232)      (214)
Plan amendments.....................................       --      1,126         --
Plan curtailments...................................       --     (1,281)        --
                                                       ------     ------     ------
Benefit obligation at end of year...................   $3,659     $3,730     $3,366
                                                       ------     ------     ------
Accumulated benefit obligation......................   $3,659     $3,730     $2,458
                                                       ------     ------     ------

Change in plan assets:
  Fair value of plan assets at beginning of year....   $4,536     $4,344     $3,652
  Actuarial return on plan assets...................      256        424        731
  Contributions.....................................       --         --        175
  Benefits paid.....................................   (1,133)      (232)      (214)
                                                       ------     ------     ------
    Fair value of plan assets at end of year........   $3,659     $4,536     $4,344
                                                       ------     ------     ------

Funding status:
  Transition asset..................................   $  (59)    $  (66)    $  (73)
  Deferred gain.....................................     (568)    (1,255)    (1,342)
  Accrued expense...................................      499        515        437
                                                       ------     ------     ------
    Net amount recognized...........................   $ (128)    $ (806)    $ (978)
                                                       ======     ======     ======

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2001       2000       1999
                                                      --------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
Components of net periodic benefit cost:
  Service cost......................................   $   --     $  399     $  353
  Interest cost.....................................      252        261        224
  Expected return on plan assets....................     (241)      (369)      (310)
  Amortization of prior service cost................       (7)        (7)        (7)
  Recognized net actuarial gain.....................       (4)       (51)       (26)
  Recognized curtailment gain.......................       --       (155)        --
                                                       ------     ------     ------
    Net periodic benefit cost.......................   $   --     $   78     $  234
                                                       ======     ======     ======
Weighted average assumptions:
  Discount rate.....................................     5.25%      6.75%      6.75%
  Expected return on plan assets....................     4.00%      8.50%      8.50%
  Rate of compensation increase.....................       --%      4.50%      5.00%

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

COMMITMENTS TO EXTEND CREDIT/SELL LOANS


    The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of customers. For fixed rate loan commitments and obligations to deliver fixed rate loans, fair value also considers the difference between committed rates and current levels of interest rates. These commitments, particularly when rates are fixed, are for short-terms and therefore there is not a material difference between the fixed rates and market rates for these instruments. Therefore, the market value as shown is the same as the material amount of those estimates.


VALUES NOT DETERMINED


    SFAS No. 107 excludes certain financial instruments from its disclosure requirements including, among others, real estate included in banking premises and equipment, the intangible value of loan servicing for its own portfolio and for those serviced for others (these loans were made and/or sold prior to the emergence of SFAS No. 122 as amended by SFAS No. 125 and SFAS No. 140) and the intangible value inherent in the Bank's deposit relationships (i.e., core deposits). Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the Bank.


    The carrying amount and estimated fair values of the Bank's financial instruments at December 31, 2001 and 2000 are represented as follows:


                                                                            AT DECEMBER 31,
                                                            -----------------------------------------------
                                                                     2001                     2000
                                                            ----------------------   ----------------------
                                                             CARRYING                 CARRYING
                                                            OR NOTIONAL     FAIR     OR NOTIONAL     FAIR
                                                              AMOUNT       VALUE       AMOUNT       VALUE
                                                            -----------   --------   -----------   --------
                                                                        (DOLLARS IN THOUSANDS)
Financial instrument assets:

Cash and cash equivalents.................................    $ 54,576    $ 54,576     $ 27,609    $ 27,609
Securities................................................     277,627     277,627      290,211     290,211
Loans, including held for sale, net.......................     403,552     430,276      374,138     392,421
Mortgage servicing rights.................................          --          --           --          --

Financial instruments liabilities:

Deposits..................................................    $497,459    $502,532     $454,747    $459,904
Short-term borrowings.....................................       8,049       8,058       49,565      49,730
Long-term debt............................................     193,500     217,018      172,567     172,822

Off-balance sheet financial instruments:

Commitments to grant loans................................    $ 44,930    $    191     $ 18,609    $     78
Commitments to sell loans.................................      22,705          --        3,617          --
Unadvanced funds on home equity lines of credit...........      18,437          --       15,480          --
Unadvanced funds on other lines of credit.................       8,357          --        7,476          --
Commitments to advance funds under construction loan
  agreements..............................................       5,510          --        7,598          --

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

                               BUSINESS SEGMENTS

              RECONCILIATION TO                 COMMUNITY   MORTGAGE
      CONSOLIDATED FINANCIAL INFORMATION         BANKING    BANKING     OTHER     ELIMINATIONS   CONSOLIDATED
----------------------------------------------  ---------   --------   --------   ------------   ------------
                                                                   (DOLLARS IN THOUSANDS)
DECEMBER 31, 2001:
  Securities, at market.......................  $277,627    $    --    $    --      $     --       $277,627
  Net loans and loans held for sale...........   403,530     22,705         --       (22,683)       403,552
  Total assets................................   771,253     25,357     50,723       (77,215)       770,118
  Total deposits..............................   500,319         --         --        (2,860)       497,459
  Total borrowings............................   201,549     22,683         --       (22,683)       201,549
  Total liabilities...........................  $720,445    $23,395    $   507      $(25,543)      $718,804
  Total interest income.......................  $ 50,471    $   667    $    18      $   (663)      $ 50,493
  Total interest expense......................    27,749        557         --          (663)        27,643
  Net interest income.........................    22,722        110         18            --         22,850
  Provision for possible loan losses..........     1,705         --         --            --          1,705
  Total non-interest income...................     6,881      2,899         --           (11)         9,769
  Total non-interest expense..................    22,652      1,933      1,120            --         25,705
  Net income (loss)...........................  $  3,218    $   595    $  (729)     $     (7)      $  3,077

DECEMBER 31, 2000:
  Securities, at market.......................  $290,211    $    --    $    --      $     --       $290,211
  Net loans and loans held for sale...........   374,108      3,617         --        (3,587)       374,138
  Total assets................................   728,422      5,085     48,231       (53,489)       728,249
  Total deposits..............................   456,609         --         --        (1,862)       454,747
  Total borrowings............................   222,132      3,587         --        (3,587)       222,132
  Total liabilities...........................  $683,589    $ 3,718    $    --      $ (5,449)      $681,858
  Total interest income.......................  $ 48,386    $   341    $    61      $   (439)      $ 48,349
  Total interest expense......................    28,519        316         --          (439)        28,396
  Net interest income.........................    19,867         25         61            --         19,953
  Provision for possible loan losses..........       160         --         --            --            160
  Total non-interest income...................     7,585      1,507         --          (193)         8,899
  Total non-interest expense..................    18,887      1,549      1,239            --         21,675
  Net income (loss)...........................  $  5,451    $   (57)   $  (775)     $   (126)      $  4,493

DECEMBER 31, 1999:
  Securities, at market.......................  $235,623    $    --    $    --      $     --       $235,623
  Net loans and loans held for sale...........   388,701      3,265         --        (3,256)       388,710
  Total assets................................   692,733      4,831     40,399       (41,753)       696,250
  Total deposits..............................   394,665         --         --        (4,973)       389,692
  Total borrowings............................   259,751      3,256         --        (3,256)       259,751
  Total liabilities...........................  $660,673    $ 3,407    $   557      $ (8,229)      $656,408
  Total interest income.......................  $ 42,219    $   218    $    92      $   (287)      $ 42,242
  Total interest expense......................    23,172        207         --          (287)        23,092
  Net interest income.........................    19,047         11         92            --         19,150
  Provision for possible loan losses..........       640         --         --            --            640
  Total non-interest income...................     6,387      1,200         --          (214)         7,373
  Total non-interest expense..................    16,850      1,281      1,289            --         19,420
  Net income (loss)...........................  $  5,150    $   (76)   $  (788)     $   (137)      $  4,149

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

   *10.17   Abington Bancorp, Inc. Board of Directors Transition and
            Retirement Plan, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 2000, filed on August 11, 2000.
   *10.18   Defined Contribution Supplemental Executive Retirement
            Agreement between the Bank and Kevin M. Tierney, Sr. dated
            July 26, 2001, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 2001, filed on August 10, 2001.
   *10.19   Defined Contribution Supplemental Executive Retirement
            Agreement between the Bank and Robert M. Lallo dated
            July 26, 2001, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 2001, filed on August 10, 2001.
     11.1 A statement regarding the computation of earnings per share is included in Item 8 of this Report.
     21.1 Subsidiaries of the Company incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1999, filed on March 28, 2000.
     23.1   Consent of Accountants.
     23.2 Pursuant to Rule 437a of the Securities Act of 1933, a current consent of Arthur Andersen LLP is not included because the Company is unable to obtain such consent.
     24.1   Power of Attorney is included on signature page.
   **99.1 Letter from the Company to the SEC with respect to representations received from Arthur Andersen LLC.


    (b) Reports on Form 8-K.

    The Company filed a report on Form 8-K on December 14, 2001, reporting on the Company's sale of a corporate bond investment at a loss of $2.2 million.


    The Company filed a report on Form 8-K on April 12, 2002 to report that it had entered into an Agreement and Plan of Merger with Massachusetts Fincorp, Inc.



    The Company filed a report on Form 8-K on July 1, 2002 to report that it had dismissed Arthur Andersen LLP as its independent accountants and engaged PricewaterhouseCoopers LLP as its independent accountants.


 * Management contract or compensatory plan or arrangement.

** Previously filed.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       ABINGTON BANCORP, INC.

Date: July 25, 2002                                    By:             /s/ ROBERT M. LALLO
                                                            -----------------------------------------
                                                                         Robert M. Lallo
                                                              CHIEF FINANCIAL OFFICER AND TREASURER