Form 10-Q
period 2002-06-30
ABINGTON BANCORP INC
filed 2002-08-14
CIK 812146

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES

EXCHANGE ACT OF 1934 for Quarter Ended June 30, 2002

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 3,199,352 shares as of August 6, 2002.

Certain statements in this Form 10–Q constitute “forward–looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Further, any statements contained in this Form 10–Q that are not statements of historical fact may be deemed to be forward–looking statements.  Without limiting the foregoing, the words “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “internal” and similar words are intended to identify expressions that may be forward–looking statements. Forward–looking statements involve certain risks and uncertainties, and actual results may differ materially from those contemplated by such statements. For example, actual results may be adversely affected by the following possibilities: (1) competitive pressure among depository institutions may increase; (2) changes in interest rates may reduce banking interest margins; (3) general economic conditions and real estate values may be less favorable than contemplated; and (4) adverse legislation or regulatory requirements may be adopted.  Many of such factors are beyond the Company’s ability to control or predict. Readers of this Form 10–Q are accordingly cautioned not to place undue reliance on forward–looking statements. The Company disclaims any intent or obligation to update publicly any of the forward–looking statements herein, whether in response to new information, future events or otherwise.

ABINGTON BANCORP, INC.

FORM 10-Q

ABINGTON BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
	(In Thousands)
ASSETS
Cash and due from banks	$31,886	$21,706
Short-term investments	435	32,870
Total cash and cash equivalents	32,321	54,576

Loans held for sale	9,733	22,705
Securities available for sale - at market value	380,064	277,627
Loans	347,329	386,329
Less:
Allowance for possible loan loss	(5,403)	(5,482)
Loans, net	341,926	380,847

Federal Home Loan Bank stock, at cost	12,910	12,910
Banking premises and equipment, net .	8,621	8,784
Other real estate owned, net	—	—
Intangible assets	2,151	2,259
Bank-owned life insurance - contract value	3,774	3,678
Deferred tax asset, net	—	393
Other assets	6,991	6,339
	$798,491	$770,118
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$551,384	$497,459
Short-term borrowings	9,263	8,049
Long-term debt	174,500	193,500
Accrued taxes and expenses	4,846	4,100
Other liabilities	1,176	15,696
Total liabilities	$741,169	$718,804
Guaranteed preferred beneficial interest in the Company’s junior subordinated debentures	12,200	12,163

Commitments and contingencies
Stockholders’ equity:
Serial preferred stock, $.10 par value, 3,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value 12,000,000 shares authorized; 4,997,000 and 4,925,000 shares issued in 2002 and 2001, respectively	500	492
Additional paid-in capital	23,358	23,081
Retained earnings	34,451	31,403
	58,309	54,976

Treasury stock 1,807,000 shares in 2002 and 2001, at cost	(17,584)	(17,584)
Compensation plans	120	120
Other accumulated comprehensive income -
Net unrealized gain on available for sale securities, net of taxes	4,277	1,639
Total stockholders’ equity	45,122	39,151
	$798,491	$770,118

See accompanying notes to unaudited consolidated financial statements

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS of OPERATIONS

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(In thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$6,070	$7,166	$12,688	$14,407
Interest on mortgage-backed investments	5,021	4,102	9,245	7,629
Interest on bonds and obligations	560	1,218	1,135	2,670
Dividend income	125	264	282	556
Interest on short-term investments	128	16	250	30
Total interest and dividend income	11,904	12,766	23,600	25,292
Interest expense:
Interest on deposits	2,697	3,788	5,685	7,619
Interest on short-term borrowings	50	370	86	892
Interest on long-term debt	3,016	2,906	5,911	5,761
Total interest expense	5,763	7,064	11,682	14,272

Net interest income	6,141	5,702	11,918	11,020
Provision for possible loan losses	(25)	330	(25)	330
Net interest income after provision for possible loan losses	6,166	5,372	11,943	10,690

Non-interest income:
Loan servicing fees	38	66	82	144
Customer service fees	2,110	1,959	4,140	3,672
Gain (loss) on securities, net	52	(135)	87	(63)
Gain on sales of mortgage loans, net	643	904	1,767	1,364
Gain on sales and write-down ofother real estate owned, net	—	—-	—	—
Other	65	117	161	240
Total non-interest income	2,908	2,911	6,237	5,357

Non-interest expense:
Salaries and employee benefits	3,434	3,248	6,585	6,307
Occupancy and equipment expense	806	828	1,638	1,689
Trust preferred securities expense	280	280	560	560
Other non-interest expenses	1,806	1,853	3,545	3,546
Total non-interest expense	6,326	6,209	12,328	12,102
Income before provision for income taxes and cumulative effect of change in accounting principles	2,748	2,074	5,852	3,945

Provision for income taxes	1,030	741	2,160	1,397

Net income before cumulative effect of change in accounting principle	1,718	1,333	3,692	2,548
Cumulative effect of change in accounting principle, net of tax of	—	—	—	—
Net income	$1,718	$1,333	$3,692	$2,250
Earnings per share
Basic -
Income before cumulative effect of change in accounting principle	$.54	$.43	$1.16	$.82
Cumulative effect of change in accounting principle	—	—-	—	(.09)
Net Income	$.54	$.43	$1.16	$.73
Weighted average common shares	3,190,000	3,109,000	3,185,000	3,094,000
Diluted -
Income before cumulative effect of change in accounting principle	$.51	$.41	$1.11	$.79
Cumulative effect of change in accounting principle	—	—	—	(.09)
Net Income	$.51	$.41	$1.11	$.70
Weighted average common shares	3,344,000	3,236,000	3,316,000	3,222,000
Dividends per share	$.10	$.10	$.20	$.20

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-in capital	Retained Earnings	Treasury Stock	Net Unrealized Gain (Loss) on Available for Sale Securities	Compensation Plans	Total
	(In thousands)
Balance at December 31, 2001	$492	$23,081	$31,403	$(17,584)	$1,639	$120	$39,151
Net income.	—	—	3,692	—	—	—	3,692
Issuance of stock	8	277	—	—	—	—	285
Increase in unrealized gain on available for sale securities, net of taxes	—	—	—	—	2,638	—	2,638
Dividends declared ($.20 per share)	—	—	(644)	—		—	(644)
Balance at June 30, 2002	$500	$23,358	$34,451	$(17,584)	$4,277	$120	$45,122

Balance at December 31, 2000	$488	$22,915	$29,570	$(17,584)	$(1,195)	$111	$34,305
Net income	—	—	2,250	—	—	—	2,250
Issuance of stock	4	102	—	—	—	—	106
Change in obligation related to directors deferred stock plan	—	—-	—	—-	—	6	6
Increase in unrealized loss on available for sale securities, net of taxes	—	—	—	—	(384)	—	(384)
Dividends declared ($.20 per share)	—	—	(623)	—	—	—	(623)

Balance at June 30, 2001	$492	$23,017	$31,197	$(17,584)	$(1,579)	$117	$35,660

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(Dollars in thousands)
Net income, as reported	$1,718	$1,333	$3,692	$2,250
Change in unrealized gains/(losses) on available for sale securities, net of taxes	5,114	(1,518)	2,695	(425)
Less: Reclassification adjustment for available for sale securities gains (losses) included in net income, net of taxes	34	(88)	57	(41)

Comprehensive income (loss)	$6,798	$(97)	$6,330	$1,866

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2002	2001

(Dollars in thousands)

Cash flows from operating activities:
Net income	$3,692	$2,250

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	(25)	330
(Gain) loss on sales and write-down of other real estate owned, net	—	—
Amortization, accretion and depreciation, Net	1,025	734
(Gain) loss on sales of securities, net	(87)	63
Loans originated for sale in the secondary market	(95,478)	(86,731)
Proceeds from sales of loans	110,177	84,483
Gain on sales of mortgage loans, net	(1,767)	(1,364)
Other, net	(15,882)	15,785

Net cash provided (used) by operating activities	1,655	15,550

Cash flows from investing activities:
Proceeds from sales of available for sale securities	17,528	37,558
Proceeds from principal payments on and maturities of available for sale securities	41,920	41,972
Purchase of available for sale securities	(157,513)	(126,240)
Loans (originated/purchased) paid, net	38,986	(19,628)
Purchases of FHLB stock	—	—

See accompanying notes to unaudited consolidated financial statements.

	Six Months Ended June 30,
	2002	2001
	(Dollars in thousands)

Purchase of banking premises and equipment and improvements to other real estate owned	$(605)	$(952)
Proceeds from sales of other real estate owned	—	—

Net cash provided by (used for) investing activities	(59,684)	(67,290)
Cash flows from financing activities:
Net increase in deposits	53,925	22,896
Net increase (decrease) in borrowings with original maturities of three months or less	1,214	3,564
Proceeds from short-term borrowings with maturities in excess of three months
Principal payments issuance of short-term borrowings with maturities in excess of three months	—	(10,000)
Proceeds from issuance of long-term debt	35,000	70,000
Principal payments on long term debt	(54,000)	(33,067)
Proceeds from exercise of stock options	285	106
Purchase of treasury stock	—	—
Cash paid for dividends	(650)	(587)

Net cash provided (used) by financing activities	35, 774	52,912

Net increase (decrease) in cash and cash equivalents	(22,255)	1,172
Cash and cash equivalents at beginning of period	54,576	27,609
Cash and cash equivalents at end of period	$32,321	$28,781

Supplemental cash flow information:

Interest paid on deposits	$5,615	$7,619
Interest paid on borrowed funds	6,233	6,718
Income taxes paid	2,568	1,599
Transfer of loans to other real estate owned, net	—	355

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30,  2002

A)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Abington Bancorp, Inc. (the “Company”), a Massachusetts corporation and its wholly-owned subsidiaries, Abington Savings Bank (the “Bank”) and Abington Bancorp Capital Trust. The Bank also includes its wholly-owned subsidiaries Abington Securities Corporation, which invests primarily in obligations of the United States Government and its agencies and equity securities;  Old Colony Mortgage Corporation, which originates and sells residential mortgages to investors on a servicing released basis; and Holt Park Place Development Corporation and Norroway Pond Development Corporation, each typically owning properties being marketed for sale.

The accompanying consolidated financial statements as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 have been prepared by the Company without audit, and reflect all adjustments which, in the opinion of management, are necessary to reflect a fair statement of the results of the interim periods presented.

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

B)            DIVIDEND DECLARATION

In June 2002, the Board of Directors of Abington Bancorp, Inc. declared a cash dividend of $.10 per share to holders of its common stock  payable on July 25, 2002 to stockholders of record as of the close of business as of July 11, 2002.

C)            STOCK REPURCHASE PROGRAM

Since March 1997, the Company has repurchased 932,000 shares of its common stock at a total cost of $13,882,000.  The stock was repurchased pursuant to three separate authorizations by the Board of Directors — on March 27, 1997, February 24, 1998 and March 25, 1999 – for management to repurchase, in each case, up to 10% of the Company’s outstanding common stock.  The Board delegated to the discretion of senior management the authority to determining the timing of the repurchases and the prices at which the stock would be repurchased.

D)            Earnings per Share

The primary difference between basic and fully diluted average common shares outstanding for the periods presented relates to options issued to officers and directors which are not anti-dilutive. The calculation of common stock equivalents for fully diluted per share computations excludes options which  have an exercise price in excess of the average closing price of the Company’s stock for the period presented. The following table shows the computation of average common share and common share equivalents for the purposes of earnings per share caculations:

	Three Month Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Average Common Shares Outstanding	3,190,000	3,109,000	3,185,000	3,094,000

Weighted Average Dilutive Options	154,000	127,000	131,000	128,000

Fully Diluted Weighted Average Shares	3,344,000	3,236,000	3,316,000	3,222,000

E).           Acquisition of Massachusetts Fincorp, Inc.

On April 10, 2002, the Company signed a definitive agreement to acquire Massachusetts Fincorp, Inc.(“Fincorp”) the parent company of Massachusetts Co-Operative Bank with three branches in the Greater Boston area, for $30.00 per share in cash and stock for a total purchase price of $17.3 million.  Massachusetts Fincorp stockholders will be permitted to elect to receive either shares of the Company stock or cash, subject to election and pro-ration procedures intended to ensure that 60% of the outstanding shares of Fincorp common stock are exchanged for stock and 40% for cash.  The transaction is intended to qualify as a tax-free reorganization for federal income tax purposes.  The Company will remain “well-capitalized” by current regulatory standards at the time the transaction is closed.

The transaction is subject to Regulatory approvals.  It is anticipated that the transaction will be completed by late in the third quarter of 2002.

F)            Business Segments

June 30, 2002	Community Banking	Mortgage Banking	Other	Elimination	Total

Securities	$380,064	$—	$—	$—	$380,064
Net loans	351,598	9,733	—	(9,672)	351,659
Net assets	799,862	12,771	53,963	(68,105)	798,491
Total deposits	554,864	—	—	(3,480)	551,384
Total borrowings	183,763	9,672	—	(9,672)	183,763
Total liabilities	743,677	10,317	327	(13,152)	741,169

Three months ended

Total interest income	$11,840	$122	$7	$(65)	$11,904
Total interest expense	5,763	65	—	(65)	5,763
Net interest income	6,077	57	7	—	6,141
Provision for possible loan losses	(25)	—	—	—	(25)
Total non-interest income	2,253	655	—	—	2,908
Total non-interest expense	5,590	456	280	—	6,326
Net income(loss)	1,744	154	(180)	—	1,718

Six months ended

Total interest income	$23,439	$329	$12	$(180)	$23,600
Total interest expense	11,682	180	—	(180)	11,682
Net interest income	11,757	149	12	—	11,918
Provision for possible loan losses	(25)	—	—	—	(25)
Total non-interest income	10,659	1,783	—	—	6,237
Total non-interest expense	11,799	1,109	560	—	12,328
Net Income (loss)	3,529	492	(329)	—	3,692

June 30, 2001:	Community Banking	Mortgage Banking	Other	Elimination	Total

Securities	$336,572	$—	$—	$—	$336,572
Net loans	396,655	8,328	—	(8,290)	396,693
Net assets	801,773	10,457	50,274	(6,127)	801,377
Total deposits	479,241	—	—	(1,598)	477,643
Total borrowings	252,629	8,290	—	8,290	252,629
Total liabilities	754,616	8,864	—	9,888	753,592

Three months ended

Total interest income	$12,744	$168	$4	$(180)	$12,766
Total interest expense	7,083	161	—	(180)	7,064
Net interest income	5,691	7	4	—	5,702
Provision for possible loan losses	330	—	—	—	330
Total non-interest income	2,002	909	—	—	2,911
Total non-interest expense	5,382	547	280	—	6,209
Net income (loss)	1,306	208	(181)	—	1,333

Six Months Ended

Total interest income	$25,319	$311	$12	$(350)	$25,292
Total interest expense	14,322	300	—	(350)	14,272
Net interest income	10,997	11	12	—	11,020
Provision for possible loan losses	330	—	—	—	330
Total non-interest income	3,993	1,364	—	—	5,357
Total non-interest expense	10,586	956	560	—	12,102
Net income (loss)	2,383	226	(361)	—	2,250

G.            Pension Plan Termination

As part of a program to redesign the Company’s employee retirement benefits, the Board of Directors voted to freeze the Company’s defined benefit pension plan (the “Plan”) effective as of October 31, 2000 and to terminate the Plan effective on December 31, 2001.  In connection therewith, the company amended the Plan to improve the benefit formula for current employees and to permit payment of lump sums from the Plan.

As part of the redesign of retirement benefits effective January 2001, the Company contributes to the 401(k) of each eligible plan participant an amount equal to 3% of the employees’ W-2 compensation, regardless of whether the employee separately makes contribution to the 401(k) plan.

During the first quarter of 2002, the Company settled the remaining obligations of the terminated pension plan.  This resulted in a gain on settlement of $537,000 (approximately $349,000, net of applicable taxes) which is netted against salaries and benefits expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company’s results of operations depend primarily on its net interest income after provision for possible loan losses, its revenue from other banking services and non–interest expenses.  The Company’s net interest income depends upon the net interest rate spread between the yield on the Company’s loan and investment portfolios and the cost of funds, consisting primarily of interest expense on deposits and Federal Home Loan Bank advances.  The interest rate spread is affected by the match between the maturities or repricing intervals of the Company’s assets and liabilities, the mix and composition of interest sensitive assets and liabilities, economic factors influencing general interest rates, loan prepayment speeds, loan demand and savings flows, as well as the effect of competition for deposits and loans.  The Company’s net interest income is also affected by the performance of its loan portfolio, amortization or accretion of premiums or discounts on purchased loans and mortgage—backed securities, and the level of non–earning assets.  Revenues from loan fees and other banking services depend upon the volume of new transactions and the market level of prices for competitive products and services.  Non–interest expenses depend upon the efficiency of the Company’s internal operations and general market and economic conditions.

NET INTEREST INCOME

Net interest income is affected by the mix and volume of assets and liabilities, the movement and level of interest rates and interest spread, which is the difference between the average yield received on earning assets and the average rate paid on deposits and borrowings. The Company’s net interest rate spread was 3.26% and 3.19%  for the quarter and six months ended June 30, 2002, respectively and 3.17% and 3.12% for the quarter and six months ended June 30, 2001, respectively.  The interest rate spread was positively affected in the aforementioned period in 2002 as compared to the corresponding periods in 2001 generally due to a steeper yield curve which has resulted in costs of funding dropping at a faster rate than available yields on earnings assets.  Please see later discussion in “Management’s Discussion and Analysis” for more detailed explanations of the interest rate environment.

The level of nonaccrual (impaired) loans and other real estate owned can have an impact on net interest income but balances in these categories have generally been immaterial in 2002 and 2001.  At June 30, 2002, the Company had $3,335,000 in non-accrual loans, and no other real estate owned, compared to $3,881,000 in non-accrual loans and no other real estate owned as of December 31, 2001 and $631,000 in non-accrual loans and $355,000 in other real estate owned as of June 30, 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The table below presents the components of interest income and expense for the major categories of assets and liabilities for the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(In thousands)

Interest and dividend income:
Interest and fees on loans	$6,070	$7,166	$12,688	$14,407
Interest on mortgage-backed investments	5,021	4,102	9,245	7,629
Interest on bonds and obligations	560	1,218	1,135	2,670
Dividend income	125	264	282	556
Interest on short-term investments	128	16	250	30
Total interest and dividend income	$11,904	$12,766	$23,600	$25,292

Interest expense:
Interest on deposits	$2,697	$3,788	$5,685	$7,619
Interest on short-term borrowings	50	370	86	892
Interest on long-term debt	3,016	2,960	5,911	5,761
Total interest expense	5,763	7,064	11,682	14,272

Net interest income	$6,141	$5,702	$11,918	$11,020

A breakdown of the components of the Company’s net interest-rate spread is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(In thousands)

Weighted average yield earned on:
Loans	6.98%	7.70%	7.09%	7.74%
Mortgage-backed investments	6.35	6.62	6.35	6.74
Bonds and obligations	4.80	7.69	4.58	7.46
Marketable and other equity securities	3.27	4.77	3.62	5.02
Short-term investments	1.87	4.31	1.89	5.10

Weighted average yield earned on interest-earning assets	6.32	7.22	6.37	7.29

Weighted average rate paid on:
NOW and non-interest NOW deposits	.29	.36	.29	.38
Savings deposits	2.08	2.15	2.00	2.18
Time deposits	3.82	5.91	4.24	5.95
Total deposits	2.07	3.23	2.22	3.30
Short-term borrowings	2.22	4.41	2.10	5.13
Long-term debt	5.43	5.96	5.50	6.14

Weighted average rate paid on deposits and borrowings	3.06	4.05	3.18	4.17

Net interest-rate spread	3.26%	3.17%	3.19%	3.12%

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

	Three Months Ended June 30
	2002	vs.	2001
	Increase (decrease) Due to
	Volume	Rate	Total
Interest and dividend income:
Loans	$(449)	$(647)	$(1,096)
Mortgage-backed investments	1,092	(173)	919
Bonds and obligations	(271)	(387)	(658)
Equity securities	(69)	(70)	(139)
Short-term investments	126	(14)	112
Total interest and dividend income	429	(1,291)	(862)

Interest expense:
NOW deposits	16	(22)	(6)
Savings deposits	402	(27)	375
Time deposits	(575)	(885)	(1,460)
Short-term borrowings	(191)	(129)	(320)
Long-term debt	385	(275)	110
Total interest expense	37	(1,338)	(1,301)
Net interest income	$392	$47	$439

	Six Months Ended June 30
	2002 vs. 2001
	Increase (decrease) Due to
	Volume	Rate	Total

Interest and dividend income:

Loans	$(543)	$(1,176)	$(1,719)
Mortgage-backed investments	2,817	(1,201)	1,616
Bonds and obligations	(679)	(856)	(1,535)
Equity securities	(141)	(133)	(274)
Short-term investments	287	(67)	220

Total interest and dividend income	1,741	(3,433)	(1,692)

Interest expense:
NOW deposits	85	(110)	(25)
Savings deposits	835	(350)	485
Time deposits	(886)	(1,508)	(2,394)
Short-term borrowings	(445)	(351)	(806)
Long-term debt	1,479	(1,329)	150
Total interest expense	1,058	(3,648)	(2,590)

Net interest income	$683	$215	$898

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

GENERAL. Net income for the quarter ended June 30, 2002 was $1,718,000 or $.51 per diluted share compared to net income of $1,333,000 or $ .41 per diluted share in the corresponding period of 2001, a net increase of $385,000 or 28.9% in net income or 24.4% in diluted earnings per share. The overall increase in net income was mainly attributable to increases in net interest income, customer service fees and decreases in provisions for possible loan losses partially offset by increases in non-interest expenses and provisions for income taxes and decreases in gains on sales of mortgage loans.

INTEREST AND DIVIDEND INCOME. Interest and dividend income decreased $862,000 or 6.8% during the three month period ended June 30, 2002, as compared to the same period in 2001. The decrease was attributable to decreases in the yield on earning assets partially offset by increases in average balance of earning assets.  The balance of average earning assets for the three month period ended June 30, 2002 was approximately $753,639,000 as compared to $707,043,000 for the same period in 2001, an overall increase of $46,596,000 or 6.6%.

The increase in earning assets was primarily driven by increases in average mortgage-backed investments and short-term investments offset by decreases in loans and investment securities (bonds and obligations), discussed below.  Average mortgage-backed investments and short-term investments were $316,448,000 and $27,400,000, respectively, for the quarter ended June 30, 2002 as compared to $248,024,000 and $1,484,000 respectively, for the same period in 2001. These balances when combined increased $94,340,000 or 37.8%.  The yield on mortgage backed and short term investments decreased to 6.35% and 1.87%, respectively in the three months ended June 30, 2002 as compared to 6.62% and 4.31%, respectively, in the same period of 2001. These yields decreased primarily due to the declining interest rate environment which existed for most of 2001. From January 2001 to December 2001, the Federal Reserve Bank decreased rates 475 basis points.

The average balance of loans decreased to $347,812,000 for the three months ended March 30, 2002 from $372,034,000 for the same period in 2001, a decline of $24,222,000 or 6.5%. These balances declined as a result of fewer residential loans being purchased and/or originated for the Company’s loan portfolio in late 2001 and thus far in 2002.  The yield on loans decreased to 6.98% in the second quarter of 2002 as compared to 7.70% for the same period in 2001. This was generally due to the lower rate environment which existed for most of 2001, which impacted new loan originations and also loan payoffs-refinances of loans held in portfolio with higher interest rates.

INTEREST EXPENSE. Interest expense for the quarter ended June 30, 2002 decreased $1,301,000 or 18.4% compared to the same period in 2001, generally due to decreases in the rates paid on deposits and borrowed funds.  The average balance of core and time deposits rose to $369,469,000 for the second quarter of 2002 as compared to $272,496,000 for the second quarter of 2001 for an increase of 35.6%.  The average balances of total deposits rose 11.1% for the three months ended June 30, 2002 as compared to the same period in 2001.  This was due to the Company’s continued success in attracting core deposits and also due to a shift from time deposits to money markets (which are included in core deposits) over this same time period.  Time deposits decreased 22.9% in the second quarter of 2002 as compared to the same period in 2001, generally due to the lower interest rate environment and customers’ desire to invest in instruments with shorter terms such as money markets noted above.  The Company will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings.  The average balances of borrowed funds remained relatively flat during the second quarter of 2002 as compared to 2001, at $231,315,000 as compared to $228,626,000, an increase of  1.1%.  Borrowings were kept consistent as a result of the Company’s success in attracting deposits over the past year and the favorable rates on longer term borrowings over the past year.

The blended weighted average rate paid on deposits and borrowed funds was 3.06% for the three months ended June 30, 2002 as compared to 4.05% for the same period in 2001.  The overall weighted average rates paid on borrowed funds decreased to approximately 5.30% for the quarter ended June 30, 2002 from 5.73% in the second quarter of 2001.  This decrease is reflective of actions taken by the Federal Reserve Bank in 2001.  It is anticipated, given the current rate environment, that the rates paid on borrowed funds could decline further in future quarters as borrowings are refinanced as they reach maturity.  The Company will continue to evaluate the use of borrowing as an alternative funding source for asset growth in future periods. See “Asset/Liability Management” for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds. The weighted average rates paid on deposits was 2.07% for the quarter ended June 30, 2002 as compared to 3.23% for the same period in 2001. The overall cost of deposits has decreased in the second quarter of 2002 generally due to the interest rate environment which existed in 2001.

NON-INTEREST INCOME.  Total non-interest income decreased $3,000 or .1% in the second quarter of 2002 in comparison to the same period in 2001.  Customer service fees, increased $151,000 or 7.7% to $2,110,000 for the quarter ended June 30, 2002 from $1,959,000 for 2001, primarily due to growth in deposit accounts, primarily NOW and checking account portfolios, continued success in cross selling customers, debit card activity, and sales of mutual funds and annuities.  Loan servicing fees and gains on sales of mortgage loans were $38,000 and $644,000, respectively, for the second quarter of 2002 as compared to $66,000 and $904,000, respectively, for the same period in 2001.  Gains on sales of mortgage loans decreased $260,000 or 28.7% in the second quarter of 2002 as compared to the same period in 2001.  While the mortgage loan environment continued to be strong in the second quarter of 2002 as mortgage rates remained low, the volumes of loan sales were higher in the same period in 2001.  As the Company has been selling loans generally on a servicing released basis since 1996, the portfolio of loans serviced for others has declined which has resulted in the continued drop in loan servicing income.

Realized gains on securities, net, were $52,000 for the second quarter of 2002 as compared to a loss of $135,000 for 2001, for an increase of $187,000.  The results for the second quarter of 2002 are reflective of current market conditions for bonds as well as management’s decision to sell the remainder of its corporate bond portfolio in the second quarter of 2002.  The results for the second quarter of 2001 were largely influenced by declines in the equity markets in the first half of 2001 and the losses ultimately recognized upon sale.

NON-INTEREST EXPENSES.  Non-interest expenses for the quarter ended June 30, 2002 increased $117,000 or 1.9% compared to the same period in 2001.  Salaries and employee benefits increased 5.7% or $186,000.  This increase was primarily the result of the opening of a branch office in Hanover (July 2001) ($46,000), other incentive increases ($81,000) and increased costs for health insurance ($49,000), with the remaining increase generally relating to general pay rate increases over the past year.  Occupancy expenses decreased $22,000 or 2.7%.  This decrease was primarily related to lower levels of maintenance and repairs to facilities, as well as lower costs associated with snow removal and utilities in the second quarter of 2002 as compared to 2001.  The decrease was offset in part due to higher costs associated with the Hanover branch (approximately $30,000).  Other non-interest expenses, including trust preferred expenses, also decreased $47,000 or 2.5% for the quarter ended June 30, 2002 in comparison to the same period in 2001.  These results include the effect of the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002 which resulted in approximately $86,000 less in goodwill amortization expense being recorded in the second quarter of 2002 as compared to 2001.  Excluding the effect of this change, non-interest expenses, including trust preferred securities expense, increased $133,000 or 6.2%.  These increases primarily relate to costs associated with  increased volumes of accounts and transactions which have occurred over the past year.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses for the quarters ended June 30, 2002 and 2001 were ($25,000) and $330,000, respectively.  The levels of provision in both periods is generally attributable to the continued strength of asset quality factors that management uses to measure and evaluate the adequacy of loan loss reserve levels, which include delinquency rates, charge offs, problem or “watched” assets and anticipated losses.  At June 30, 2002, the Company’s non-performing asset and delinquency statistics were higher than a year ago primarily due to an impaired loan relationship (telecom), which was on non accrual at June 30, 2002 and December 31, 2001, which totaled approximately $3.3 million.  See “Liquidity and Capital Resources” for additional discussion of credit quality statistics and trends.  The resulting level of allowance for possible loan loss  was approximately 1.50% of period end loans at June 30, 2002 as compared to 1.34% and 1.04% at December 31, and June 30, 2001, respectively.

PROVISION FOR INCOME TAXES. The Company’s effective income tax rate for the quarter ended June 30, 2002 was 37.4% compared to 35.7% for the quarter ended June 30, 2001. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates.  The 2001 effective rate was lower due to a higher portion of the consolidated earnings being contributed by subsidiaries which are taxed at lower rates for state purposes.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

GENERAL. Net income for the six months ended June 30, 2002 was $3,692,000 or $1.11 per diluted share compared to net income of $2,250,000 or $ ..70 per diluted share in the corresponding period of 2001, a net increase of $1,442,000 or 64.1% in net income or 58.6% in diluted earnings per share. The overall increase in net income was mainly attributable to increases in net interest income, customer service fees and gains on sales of mortgage loans, gain on pension settlement (presented as a net reduction in salaries and benefits expense) and decreases in cumulative effect of change in accounting for cost of sales incentives and provisions for possible loan losses partially offset by increases in non-interest expenses and provisions for income taxes.

INTEREST AND DIVIDEND INCOME. Interest and dividend income decreased $1,692,000 or 6.7% during the six month period ended June 30, 2002, as compared to the same period in 2001. The decrease was attributable to decreases in the yield on earning assets partially offset by increases in average balance of earning assets.  The balance of average earning assets for the six month period ended June 30, 2002 was approximately $740,659,000 as compared to $693,577,000 for the same period in 2001, an overall increase of $47,082,000 or 6.8%.

The increase in earning assets was primarily driven by increases in average mortgage-backed investments and short-term investments offset by decreases in loans, discussed below.  Average mortgage-backed investments and short-term investments were $291,032,000 and $26,397,000, respectively for the six months ended June 30, 2002 as compared to $226,219,000 and $1,176,000, respectively for the same period in 2001. These balances when combined increased $90,034,000 or 39.6%.  The yield on mortgage-backed and short term investments decreased to 6.35% and 1.89%, respectively, in the six months ended June 30, 2002 as compared to 6.74% and 5.10%, respectively, in the same period of 2001. These yields decreased primarily due to the declining interest rate environment which existed for most of 2001. From January 2001 to December 2001, the Federal Reserve Bank decreased rates 475 basis points.

The average balance of loans decreased to $358,049,000 for the six months ended June 30, 2002 from $372,464,000 for the same period in 2001, a decline of $14,415,000 or 3.9%. These balances declined as a result of fewer residential loans being purchased and/or originated for the Company’s loan portfolio in late 2001 and thus far in 2002.  The yield on loans decreased to 7.09% in the first six months of 2002 as compared to 7.74% for the same period in 2001. This was generally due to the lower rate environment which existed for most of 2001, which impacted new loan originations and also payoffs or  increased levels of refinancings of loans with higher interest rates.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2002 decreased $2,590,000 or 18.1% compared to the same period in 2001, generally due to decreases in the rates paid in deposits and borrowed funds.  The average balances of core deposits rose to $347,582,000 for the first six months of 2002 as compared to  $264,665,000 for the same period in 2001 for an increase of $82,917,000 or 31.3%.  The average balances of total deposits rose 10.8% for the six months ended June 30, 2002 as compared to the same period in 2001%.  This was due to the Company’s continued success in attracting core deposits and also due to a shift from time deposits to money market accounts (which are included in core deposits) over this same time period.  Time deposits decreased 16.9% or $33,305,000 in the first six months of 2002 as compared to the same period in 2001, generally due to the lower interest rate environment and customers’ desire to invest in instruments with shorter terms.  The Company will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings.  The average balances of borrowed funds remained relatively flat during the first six months of 2002 as compared to 2001, at $222,973,000 as compared to $222,437,000, an increase of .2%.  Borrowings were kept consistent as a result of the Company’s success in attracting deposits over the past year as well as favorable rates on longer term borrowings over the past year.

The blended weighted average rate paid on deposits and borrowed funds was 3.18% for the six months ended June 30, 2002 as compared to 4.17% for the same period in 2001.  The overall weighted average rates paid on borrowed funds decreased to approximately 5.38% for the six months ended June 30, 2002 from 5.98% in the same period of 2001.  This decrease is reflective of actions taken by the Federal Reserve Bank in 2001.  It is anticipated, given the current rate environment, that the rates paid on borrowed funds could decline further in future quarters as borrowings are refinanced as they reach maturity.  The Company will continue to evaluate the use of borrowings as an alternative funding source for asset growth in future periods. See “Asset/Liability Management” for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds. The weighted average rates paid on deposits was 2.22% for the six months ended June 30, 2002 as compared to 3.30% for the same period in 2001. The overall cost of deposits has decreased in the first half of 2002 generally due to the interest rate which existed in 2001.

NON-INTEREST INCOME.  Total non-interest income increased $880,000 or 16.4% in the first six months of  2002 in comparison to the same period in 2001.  Customer service fees, increased $468,000 or 12.7% to $4,140,000 for the six months ended June 30, 2002 from $3,672,000 for 2001 primarily due to growth in deposit accounts, primarily NOW and checking account portfolios, continued success in cross selling customers, debit card activity, and sales of mutual funds and annuities.  Loan servicing fees and gains on sales of mortgage loans were $82,000 and $1,767,000, respectively, for the first six months of 2002 from $144,000 and $1,364,000, respectively, for the comparable period in 2001.  Gains on sales of mortgage loans increased $403,000 or 29.5% in the first six months of 2002 as compared to the same period in 2001.  This was generally due to a more favorable market for loan originations and related higher volume of loans being originated and sold in the first half of 2002 as compared to the same period in 2001.  As the Company has been selling loans generally on a servicing released basis since 1996, the portfolio of loans serviced for others has declined which has caused the continued drop in loan servicing income.

Realized gains on securities, net, were $87,000 for the first six months of 2002 as compared to a loss of $63,000 for 2001 for an increase of $150,000.  The results from the first six months of 2002 are reflective of current market conditions for bonds as well as management’s decision to sell the remainder of its corporate bond portfolio in the second quarter of 2002.  The results for 2001 were largely influenced by declines in the equity market in the first half of 2001 and the losses ultimately recognized upon sale.

NON-INTEREST EXPENSES.  Non-interest expenses for the six months ended June 30, 2002 increased $226,000 or 1.9% compared to the same period in 2001.  Salaries and employee benefits increased 4.4% or $278,000 on a net basis.  This increase was actually $815,000 or 12.9% excluding the one-time favorable impact of $537,000 which resulted from the Company’s settlement of its previously terminated pension plan.  This increase was primarily the result of higher commissions paid to loan originators and other mortgage company incentives ($298,000), the opening a new branch in Hanover (July 2001) ($91,000), other incentive increases ($160,000) and general merit increases over the past year.  Occupancy expenses decreased $51,000 or 3.0%.  This decrease was primarily related to lower levels of maintenance and repairs to facilities, as well as lower costs associated with snow removal and utilities in the first six months of 2002 as compared to 2001.  The decrease was offset in part due to higher costs associated with the  Hanover (approximately $73,000).  Other non-interest expenses, including trust preferred expenses, also decreased $1,000 or .02% for the six month ended June 30, 2002 in comparison to the same period in 2001.  These results include the effect of the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002 which resulted in approximately $168,000 less in goodwill amortization expense being recorded in the first six months of 2002 as compared to 2001.  Excluding the effect of this change, non-interest expenses, including trust preferred securities expense increased $167,000 or 4.1%.  These increases primarily relate to increased costs associated with higher volumes of accounts and transactions over the past year.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses for the six months ended June 30, 2002 and 2001 were $(25,000) and $330,000, respectively.  The provision in the first six months of 2001 generally related to deterioration in the condition of a single commercial credit as the economy began to soften in the local area.  In 2002, the credit provision was related to achieving a better than anticipated resolution on an impaired loan and overall stability in the performance in the remainder of the loan portfolios.  At June 30, 2002, the Company’s non-performing asset and delinquency statistics were higher than a year ago primarily due to an impaired loan relationship (telecom), which was on non accrual at June 30, 2002 and December 31, 2001, which totaled approximately $3.3 million.  See “Liquidity and Capital Resources” for additional discussion of credit quality statistics and trends.  The resulting level of loan loss reserves were approximately 1.50% of period end loans at June 30, 2002  compared to 1.34% and 1.04% at December 31, and June 30, 2001, respectively.

PROVISION FOR INCOME TAXES. The Company’s effective income tax rate for six months, June 30, 2002 was 36.4% compared to 35.0% for the six months ended June 30, 2001. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates.  The 2001 effective rate was lower due to a higher portion of the consolidated earnings being contributed by subsidiaries which are taxed at lower rates for state purposes.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING.  In December 2001, the Company elected to early adopt EITF 00-14- “ Accounting for Certain Sales Incentives.”  This pronouncement provided additional guidance for the accounting for the cost of incentives given to customers to open new deposit accounts with the Bank.  Under this guidance the cost of the incentive are charged to earnings on the date the account is opened.  This varies from the previous methodology used by the Company which was to defer this cost and amortize it to expense over the expected life of the deposit account relationship.  The impact of the change in accounting is reflected on a net of tax basis as if it were applied at the beginning of the year of adoption.  The cumulative effect of this change in accounting principle was to writ e-off the unamortized  portion of previously capitalized incentives as of January 1, 2001 totaling $298,000, net of tax.  This quarterly restatement did not have a material impact on the quarterly results.  There was no cumulative effect of accounting changes in 2002.

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

Rate Change (Basis Points)	Estimated Exposure as a % of Net Interest Income

+200	3.7%
-200	(1.4)%

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

Management desires to expand its interest earning asset base in future periods primarily through growth in the Company’s loan portfolio.  Loans comprised approximately 44.0% of the average interest earning assets for the first six months of 2002.  In the future, the Company intends to continue to be competitive in the residential mortgage market but plans to place greater emphasis on home equity and commercial loans.  The Company also expects to become more active in pursuing wholesale opportunities to purchase loans.  During the first six months of 2002 and 2001, the Company acquired approximately $11,000,000 and $41,000,000, respectively, of residential first mortgages which are serviced by others.

The Company has also used mortgage-backed investments (typically with weighted average lives of 5 to 7 years) as a vehicle for fixed and adjustable rate investments and as an overall asset/liability tool. These securities have been highly liquid given current levels of prepayments in the underlying mortgage pools and, as a result, have provided the Company with greater reinvestment flexibility.

Currently, management believes the current interest rate environment to be at the lower end of the interest rate cycle.  As a result, management has been very selective in the types and terms of loans and investments that are put on the Company’s balance sheet.  As a result, the Company has shifted its investment strategy during the fourth quarter of 2001 and the first six  months of 2002 toward investment securities with average lives closer to 2 to 4 years in order to put the Company in a more favorable environment as rates eventually rise.  Most of the Company’s residential loan production has been sold in the secondary market as part of this strategy.

During the first six months of 2002, the Company continued to experience high levels of prepayment activity in its mortgage related assets (residential mortgages and mortgage-backed securities) which comprise approximately 72.4% of the Company’s balance sheet as of June 30, 2002.  At March 31, 2002, the Company had roughly $38.9 million in short-term or overnight investments which management used to payoff a $50,000,000 borrowing from the FHLB which had an interest rate of  7.12% at the end of the second quarter.

The level of the Company’s liquid assets and the mix of its investments may vary, depending upon management’s judgement as to market trends, the quality of specific investment opportunities and the relative attractiveness of their maturities and yields.  Management has been aggressively promoting the Company’s core deposit products since the first quarter of 1995, particularly checking and NOW accounts.  The success of this program has favorably impacted  the overall deposit growth to date, despite interest rate and general market pressures, and has helped the Company to increase its customer base.  However, given the historically low long-term economic interest rates, the Company and many of its peers have begun to see lower levels of growth in time deposits as compared to prior years as customers reflect their desire to remain liquid from current market conditions.

Management believes that the markets for future time deposit growth, particularly with terms of 1 to 2 years, will remain highly competitive. Management will continue to evaluate future funding strategies and alternatives accordingly as well as to continue to focus its efforts on attracting core, retail deposit relationships.

The Company is also a voluntary member of the Federal Home Loan Bank (“FHLB”) of Boston. This borrowing capacity assists the Company in managing its asset/liability growth because, at times, the Company considers it more advantageous to borrow money from the FHLB of Boston than to raise money through non-core deposits (i.e., certificates of deposit).  Borrowed funds totaled $183,763,000 at June 30, 2002 compared to $201,549,000 at December 31, 2001.  These borrowings are primarily comprised of FHLB of Boston advances and have primarily funded residential loan originations and purchases as well as mortgage-backed investments and investment securities.

Also, the Company obtained funding in June 1998 through the issuance of Trust Preferred Securities which carry a higher interest rate than similar FHLB borrowings but at the same time are included as capital, without diluting earnings per share and are tax deductible. See “Liquidity and Capital Resources” for further discussion.

The following table sets forth maturity and repricing information relating to interest sensitive assets and liabilities at June  30, 2002. The balance of such accounts has been allocated among the various periods based upon the terms and repricing intervals of the particular assets and liabilities. For example, fixed rate residential mortgage loans and mortgage-backed securities, regardless of “available for sale” classification, are shown in the table in the time periods corresponding to projected principal amortization computed based on their respective weighted average maturities and weighted average rates using prepayment data available from the secondary mortgage market.

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

	At June 30, 2002
	Repricing/Maturity Interval
	0-6 MOS.	6-12 MOS.	1-2 YRS.	2-3 YRS.	3-5 YRS	Over 5 YRS.	TOTAL
	(Dollars in thousands)
Assets subject to interest rate adjustment:
Short-term investments	$435	$—	$—	$—	$—	$—	$435
Bonds and obligations	3,498	2,540	38,818	—	—	35	44,891
Mortgage-backed investments	53,280	29,451	39,643	31,828	58,819	112,932	325,953
Mortgage loans subject to rate review	52,746	14,730	17,823	8,429	20,222	4,666	118,616
Fixed rate mortgage loans	55,082	17,158	24,528	18,979	62,910	38,313	216,970
Commercial and other loans	13,382	2,225	1,683	1,307	2,394	485	21,476
Total	178,423	66,104	122,495	60,543	144,345	156,431	778,341

Liabilities subject to interest rate adjustment:
Money market deposit accounts	94,775	—	—	—	—	—	94,775
Savings deposits-term certificates	65,669	41,484	15,539	14,319	9,847	—	146,858
Other savings accounts	234,166	—	—	—	—	—	234,166
Borrowed funds	29,263	25,000	45,000	5,000	5,000	74,500	183,763
Total	423,873	66,484	60,539	19,319	14,847	74,500	659,562

Guaranteed preferred beneficial interest in junior subordinated debentures	—	—	—	—	—	12,200	12,200

Excess (deficiency) of rate sensitive assets over rate sensitive liabilities	(245,450)	(380)	61,956	41,224	129,498	69,731	56,573

Cumulative excess (deficiency) of rate sensitive assets over rate sensitive liabilities (1)	$(245,450)	$(245,830)	$(183,874)	$(142,650)	$(13,152)	$56,579

Rate sensitive assets as a percent of rate sensitive liabilities (cumulative)	42.1%	49.9%	66.6%	75.0%	97.8%	108.4%

  (1) Cumulative as to the amounts previously repriced or matured.  Assets held for sale are reflected in the period in which sales are expected to take place.  Securities classified as available for sale are shown at repricing/maturity intervals as if they are to be held to maturity as there is no definitive plan of disposition. They are also shown at amortized cost.

LIQUIDITY AND CAPITAL RESOURCES

Payments and prepayments on the Company’s loan and mortgage-backed investment portfolios, sales of fixed rate residential loans, increases in deposits, borrowed funds and maturities of various investments comprise the Company’s primary sources of liquidity. The Company is also a voluntary member of the FHLB of Boston and, as such, is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to outside sources. Qualified collateral generally consists of residential first mortgage loans, securities issued, insured or guaranteed by the U.S. Government or its agencies, and funds on deposit at the FHLB of Boston. Short-term advances may be used for any sound business purpose, while long-term advances may be used only for the purpose of providing funds to finance housing. At June 30, 2002, the Company had approximately $317,761,000 in unused borrowing capacity that is contingent upon the purchase of additional FHLB of Boston stock. Use of this borrowing capacity is also impacted by capital adequacy considerations.

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

Non-performing assets were $3,346,000 at June 30, 2002, compared to $3,959,000 at December 31, 2001, a decrease of $613,000 or 15.5%. The Company’s percentage of delinquent loans to total loans was 1.01% at June 30, 2002, as performing assets and delinquent loans were adversely affected by primarily one impaired loan relationship (telecom) which was also on-accrual as of those dates.  This relationship totaled approximately $3.3 million at both June 30, 2002 and December 31, 2001.  This loan also had a portion of the allowance for loan losses specifically allocated to address potential identifiable loss exposures totaling $2.1 million and $1.9 million at both June 30, 2002 and December 31, 2001, respectively.  A table of key credit quality statistics as reported and as adjusted for this relationship is as follows:

	June 30 2002	December 31 2001	June 30 2001
Non-Performing Assets	$3,346	$3,959	$986
All Delinquent Loans as a Percentage of Total Loans	1.01%	1.16%	.30%
Loan Loss Reserve to Non-performing loans	161.5%	138.5%	661.8

Management believes that while delinquency rates and non-performing assets remain at relatively low levels, particularly excluding the one large impaired relationship noted above, these factors are at historic lows, and at some point in the future some degree of further economic slow down is possible which in turn may result in future increases in problem assets and loan loss provisions.  Management continues to monitor the overall economic environment and its potential effects on future credit quality on an ongoing basis.

At June 30, 2002, the Company had outstanding commitments to originate and sell residential mortgage loans in the secondary market amounting to $27,199,000 and $9,733,000, respectively.  The Company also has outstanding commitments to grant advances under existing home equity lines of credit amounting to $21,151,000.  Unadvanced commitments under outstanding commercial and construction loans totaled $17,742,000 as of June 30, 2002. The Company believes it has adequate sources of liquidity to fund these commitments.

The Company's total stockholders' equity was $45,122,000 or 5.65% of total assets at June 30, 2002, compared with $39,151,000 or 5.1% of total assets at December 31, 2001.  The increase in total stockholders' equity of approximately $5,971,000 or 15.3% primarily resulted from an increase in the unrealized gain on the market value of available for sale securities, net of taxes and earnings offset, in part, by dividends paid or payable.

The Company issued $12,650,000 or 8.25% Trust Preferred Securities in June 1998.  Under current regulatory guidelines, trust preferred securities are allowed to represent up to approximately 25% of the Company’s Tier 1 capital with any excess amounts available as Tier 2 capital. As of June 30, 2002, all of these securities were included in Tier 1 capital.

Bank regulatory authorities have established a capital measurement tool called “Tier 1” leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a “well-capitalized” classification. At June 30,  2002, the Company’s Tier 1 leverage capital ratio was approximately 6.35%. In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% (6.00% for “well-capitalized”) and a minimum ratio of total capital to risk-weighted assets of 8.00% (10.00% for “well-capitalized”). At June 30, 2002, the Company’s Tier 1 and total risk-based capital ratios were approximately 13.53% and 14.78%, respectively.  The Company is categorized as “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.). The Bank is also categorized as “well-capitalized” as of June  30, 2002.

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

CRITICAL ACCOUNTING POLICIES

We considered the disclosure requirements of FR-60 regarding Critical Accounting Policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

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

(d) Not applicable.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.   Other Information.

Certification under Sarbanes-Oxley Act

Our chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits and Reports on Form 8-K.

2.1

Plan of Reorganization and Acquisition dated as of October 15, 1996 between the Company and Abington Savings Bank incorporated by reference to the Registration Statement on Form 8-A, effective January 13, 1997.

2.2

Amended and Restated Agreement and Plan of Merger dated as of April 10, 2002 and Amended and Restated on May 23, 2002 (as of April 10, 2002) among the Company, Abington Acquisition Corp., and Massachusetts Fincorp, Inc., incorporated by reference to the Company’s S-4 filed on May 31, 2001.

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

8.24

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

*9.24	Dividend Reinvestment and Stock Purchase Plan is incorporated by reference herein to the Company’s Registration Statement on Form S-3, effective January 31, 1997.

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

*10.20

Payments Agreement dated as of April 10, 2002 by and among the Company, Massachusetts Fincorp, Inc. and The Massachusetts Co-operative Bank and Paul C. Green, incorporated by reference to the Company’s Registration Statement on Form S-4 filed on May 31, 2002.

*10.21

Payments Agreement dated as of April 10, 2002 by and among the Company, Massachusetts Fincorp, Inc. and The Massachusetts Co-operative Bank and Anthony A. Paciulli, incorporated by reference to the Company’s Registration Statement on Form S-4 filed on May 31, 2002.

*10.22	Consulting Agreement dated as of April 10, 2002 between the Company and Paul C. Green, incorporated by reference to the Company’s Registration Statement on Form S-4 filed on May 31, 2002.

*10.23	Employment Agreement dated as of April 10, 2002 by and between the Bank and Anthony A. Paciulli, incorporated by reference to the Company’s Registration Statement on Form S-4 filed on May 31, 2002.

**10.24

Lease for office space located at Weymouth Woods Corporate Center 97 Libbey Industrial Parkway, Weymouth, Massachusetts (“lease”), used for the Bank’s principal and administrative offices dated March 29, 2002 included herein.

11.1	A statement regarding the computation of earnings per share is included in Note D to Unaudited Consolidated Financial Statements included in this Report.

(b) Reports on Form 8-K.

The Company filed a report on Form 8-K on April 12, 2002, reporting the Company’s entering a definitive agreement to acquire Massachusetts Fincorp, Inc. as described in Note E included herein.

The Company filed a report on Form 8-K on July 1, 2002 to report that it had dismissed Arthur Andersen LLP and engaged Pricewaterhouse Coopers LLP as its independent accountants.

* Management contract or compensatory plan or arrangement.

** Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersiged thereunto duly authorized.

ABINGTON BANCORP, INC.
(Company)

Date: August 12, 2002	By /s/James P. McDonough
James P. McDonough
President and Chief Executive Officer

Date: August 12, 2002	By /s/Robert M. Lallo
Robert M. Lallo
Treasurer
(Principal Financial Officer)

CERTIFICATION PURSUANT TO

18 U.S.C. § 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Abington Savings Bank for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned James P. McDonough, President and Chief Executive Officer and Robert M. Lallo, Chief Financial Officer and Executive Vice President of Abington Savings Bank, certifies, to the best knowledge and belief of the signatory, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)                                  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)                                  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	James P. McDonough	/s/	Robert M. Lallo
James P. McDonough		Robert M. Lallo
President and Chief Executive Officer		Executive Vice President and Chief Financial Officer