Form 10-Q
period 2002-09-30
ABINGTON BANCORP INC
filed 2002-11-15
CIK 812146

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES

EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002

Commission File Number 0-16018

ABINGTON BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Massachusetts	04-3334127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

97 Libbey Parkway, Weymouth, Massachusetts	02189
(Address of principal executive offices)	(Zip Code)

(781) 682-6400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 3,715,272 shares as of November 5, 2002.

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

ABINGTON BANCORP, INC.

FORM 10-Q

Part I       Financial Information

Item 1.    Financial Statements

ABINGTON BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30, 2002	December 31, 2001
	(In Thousands)
ASSETS
Cash and due from banks	$40,376	$21,706
Short-term investments	22,244	32,870
Total cash and cash equivalents	62,620	54,576

Loans held for sale	27,661	22,705

Securities available for sale - at market value	404,687	277,627

Loans	399,503	386,329
Less: allowance for loan loss	(6,222)	(5,482)
Loans, net	393,281	380,847

Federal Home Loan Bank stock, at cost	14,042	12,910
Banking premises and equipment, net.	13,609	8,784
Other real estate owned, net	—	—
Goodwill intangible	5,552	1,395
Core deposit intangible	4,832	864
Other assets	11,554	10,410

	$937,838	$770,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$648,175	$497,459
Short-term borrowings	7,575	8,049
Long-term debt	187,590	193,500
Accrued taxes and expenses	8,284	4,100
Other liabilities	16,393	15,696
Total liabilities	868,017	718,804
Guranteed preferred beneficial interest in the Company’s junior subordinated debentures	12,219	12,163

Commitments and contingencies
Serial preferred stock, $.10 par value, 3,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value, 12,000,000 shares authorized; 5,520,000 and 4,925,000 shares issued in 2002 and 2001, respectively	552	492
Additional paid-in capital	33,873	23,081
Retained earnings	35,774	31,403
	70,199	54,976
Treasury stock 1,807,000 shares in 2002 and 2001, at cost	(17,584)	(17,584)
Compensation plans	120	120
Other accumulated comprehensive income —
Net unrealized gain on available for sale securities, net of taxes	4,867	1,639
Total Stockholder’ equity	57,602	39,151
	$937,838	$770,118

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS of OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$6,053	$7,488	$18,742	$21,895
Interest on mortgage-backed investments	5,059	4,298	14,304	11,927
Interest on bonds and obligations	419	858	1,553	3,528
Dividend income	128	221	410	777
Interest on short-term investments	49	19	299	49
Total interest and dividend income	11,708	12,884	35,308	38,176
Interest expense:
Interest on deposits	2,540	3,588	8,224	11,207
Interest on short-term borrowings	55	266	141	1,158
Interest on long-term debt	2,214	3,031	8,126	8,792
Total interest expense	4,809	6,885	16,491	21,157

Net interest income	6,899	5,999	18,817	17,019
Provision for possible loan losses	100	510	75	840
Net interest income, after provision for possible loan losses	6,799	5,489	18,742	16,179

Non-interest income:
Customer service fees	2,143	1,963	6,283	5,635
Gain (loss) on securities, net	(328)	16	(241)	(47)
Gain on sales of mortgage loans, net	785	642	2,552	2,006
Gain on sales of real estate, net	85	—	85	—
Other	159	131	402	515
Total non-interest income	2,844	2,752	9,081	8,109

Non-interest expense:
Salaries and employee benefits	3,451	3,082	10,036	9,389
Occupancy and equipment expense	1,098	826	2,736	2,515
Trust preferred securities expense	280	280	840	840
Other non-interest expenses	2,071	2,063	5,616	5,610
Total non-interest expense	6,900	6,251	19,228	18,354

Income before provision for income taxes and cumulative effect of change in accounting principles	2,743	1,990	8,595	5,934
Provision for income taxes	1,050	753	3,210	2,149
Net income before cumulative effect of change in accounting principle	1,693	1,237	5,385	3,785
Cumulative effect of change in accounting principle, net of tax	—	—	—	(298)
Net income	$1,693	$1,237	$5,385	$3,487

Earnings Per Share:
Basic -
Income before cumulative effect of change in accounting principle	$0.51	$0.40	$1.67	$1.23
Cumulative effect of change in accounting principle	—	—	—	$(0.10)
Net income	$0.51	$0.40	$1.67	$1.13
Weighted average common shares	3,293,000	3,111,000	3,221,000	3,099,000
Diluted -
Income before cumulative effect of change in accounting principle	$0.49	$0.38	$1.60	$1.17
Cumulative effect of change in accounting principle	—	—	—	$(0.09)
Net income	$0.49	$0.38	$1.60	$1.08
Weighted average common shares	3,458,000	3,262,000	3,363,000	3,235,000
Dividends per share	$0.10	$0.10	$0.30	$0.30

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Period Ended September 30, 2002 and 2001

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Net Unrealized Gain (Loss) on Available for Sale Securities	Compensation Plans	Total
Balance at December 31, 2001	$492	$23,081	$31,403	$(17,584)	$1,639	$120	$39,151
Net income	—	—	5,385	—	—	—	5,385
Issuance of stock	60	10,792	—	—	—	—	10,852
Increase in unrealized gain on available for sale securities, net of taxes	—	—	—	—	3,228	—	3,228
Dividends declared ($0.30 per share)	—	—	(1,014)	—	—	—	(1,014)
Balance at September 30, 2002	$552	$33,873	$35,774	$(17,584)	$4,867	$120	$57,602

Balance at December 31, 2000	$488	$22,915	$29,570	$(17,584)	$(1,195)	$111	$34,305
Net income	—	—	3,487	—	—	—	3,487
Issuance of stock	4	102	—	—	—	—	106
Change in obligation related to directors deferred stock plan	—	—	—	—	—	5	5
Increase in unrealized gain on available for sale securities, net of taxes	—	—	—	—	4,483	—	4,483
Dividends declared ($0.30 per share)	—	—	(933)	—	—	—	(933)
Balance at September 30, 2001	$492	$23,017	$32,124	$(17,584)	$3,288	$116	$41,453

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Net income, as reported	$1,693	$1,237	$5,385	$3,487
Change in unrealized gains(losses) on available for sale securities, net of taxes	376	4,877	3,071	4,452
Less: Reclassification adjustment for available for sale securities gains (losses) included in net income, net of taxes	(214)	10	(157)	(31)
Comprehensive income (loss)	$2,283	$6,104	$8,613	$7,970

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(in thousands)
Cash flows from operating activities:
Net income	$5,385	$3,487
Adjustment to reconcile net income to net cash provided (used) by operating activities
Provision for loan losses	75	840
Gain on sales of real estate	(85)	—
Amortization, accretion and depreciation, net	1,607	1,254
(Gain) loss on sales of securities, net	241	47
Loans originated for sale in the secondary market	(162,669)	(126,264)
Proceeds from sales of loans	168,462	122,556
Gain on sales of mortgage loans, net	(2,552)	(2,006)
Other, net	(3,292)	25,856
Net cash provided (used) by operating activities	7,172	25,770

Cash flows from investing activities:
Net cash received (paid) for Massachusetts Fincorp	4,493	—
Proceeds from sales of available for sale securities	18,176	95,140
Proceeds from principal payments on and maturities of available for sale securities	79,146	82,674
Purchase of available for sale securities	(192,572)	(167,634)
Loans (originated/purchased) paid, net	62,727	(45,767)
Purchases of FHLB sotck	—	—
Purchase of banking premises and equipment and improvements to other real estate owned	(1,731)	(1,325)
Proceeds from sales of banking premises and equipment	215	—
Proceeds from sales of other real estate owned	—	—
Net cash provided by (used for) investing activities	(29,546)	(36,912)

Cash flows from financing activities:
Net increase in deposits	50,414	32,159
Net increase (decrease) in borrowings with original maturities of three months or less	(474)	(31,305)
Proceeds from short-term borrowings with maturities in excess of three months	—	—
Principal payments issuance of short-term borrowings with maturities in excess of three months	—	(10,000)
Proceeds from issuance of long-term debt	35,000	75,000
Principal payments on long-term debt	(54,001)	(38,067)
Proceeds from exercise of stock options	433	106
Purchase of treasury stock	—	—
Cash paid for dividends	(954)	(902)
Net cash provided by (used for) financing activities	30,418	26,991

Net increase (decrease) in cash and cash equivalents	8,044	15,849
Cash and cash equivalents at beginning of period	54,576	27,609

Cash and cash equivalents at end of period	$62,620	$43,458

Supplemental cash flow information
Interest paid on deposits	$8,183	$11,206
Interest paid on borrowed funds	8,518	9,984
Income taxes paid	4,429	2,173
Transfer of loans to other real estate owned, net	—	355

Acquisition:
Liabilities assumed	$121,195	—
Equity proceeds	9,469	—
Less: assets purchased	117,814	—
Premium paid	8,357	—
	$4,493	$—

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2002

A.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Abington Bancorp, Inc. (the “Company”), a Massachusetts Corporation and its wholly-owned subsidiaries, Abington Savings Bank (the “Bank”) and Abington Bancorp Capital Trust. The Bank also includes its wholly-owned subsidiaries, Abington Securities Corporation, Mass Securities Corporation, and Mass SEC Corp. II, which invest primarily in obligations of the United States Government and its agencies and equity securities;  Old Colony Mortgage Corporation, which originates and sells residential mortgages to investors on a servicing released basis; 70 Quincy Ave. LLC, which owns and operates a building in Quincy, which is also used as a bank branch; and Holt Park Place Development Corporation and Norroway Pond Development Corporation, each typically owning properties being marketed for sale.

The accompanying consolidated financial statements as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 have been prepared by the Company without audit, and reflect all adjustments which, in the opinion of management, are necessary to reflect a fair statement of the results of the interim periods presented.

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

B.            ACQUISITION OF MASSACHUSETTS FINCORP, INC.

On September 13, 2002, the Company completed its acquisition of Massachusetts Fincorp, Inc. (MAFN), the parent company of The Massachusetts Co-operative Bank with three branches in the Greater Boston area, for $30.00 per share in cash and stock for a total purchase price of $15.8 million, exclusive of transaction costs.  The consideration paid by the Company was 60% in Company common stock and 40% cash.  The transaction qualifies as a tax-free reorganization for federal income tax purposes.

The following table summarizes the allocation of purchase price to assets and liabilities acquired on September 13, 2002:

(dollars in thousands)
Cash and cash equivalents	$4,493
Securities	26,869
Loans	84,172
Less: allowance for loan loss	(739)
Loans, net	83,433
FHLB Stock	1,142
Fixed assets	4,537
Goodwill intangible	4,157
Core deposit intangible	4,200
Other assets	1,833
$130,664
Deposits	100,302
Borrowed funds	15,092
Accrued and other liabilities	5,801
Equity	9,469
$130,664

The Company’s pro forma summarized results of operations for the three and nine months ended September 30, 2002 and 2001, assuming MAFN had been acquired as of January 1, 2002 and 2001, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share data)
Interest income	$13,113	$14,802	$40,279	$44,002
Interest expense	5,135	7,682	17,750	23,792
Net interest income	7,978	7,120	22,529	20,210
Provision for loan losses	139	499	90	757
Non-interest income	2,929	3,040	9,828	8,812
Non-interest expense	8,259	7,369	23,134	21,588
Income before taxes	2,509	2,292	9,133	6,676
Provision for income taxes	950	862	3,412	2,417
Net income before cumulative effect of change in accounting	1,559	1,430	5,721	4,259
Cumulative effect of change in accounting	—	—	—	(298)
Net income	1,559	1,430	5,721	3,961
Earnings per share - basic	$0.42	$0.39	$1.55	$1.10
Earnings per share - diluted	$0.40	$0.37	$1.47	$1.05

The unaudited pro forma combined condensed consolidated statements of operation give effect to the acquisition as if it had occurred on January 1, 2001 and January 1, 2002, respectively.  The results presented are not necessarily indicative of the results of operations that would have resulted had the merger been consummated at the beginning of each of the periods indicated, nor is it necessarily indicative of the results of operations anticipated in future periods.  It is anticipated that the Company will achieve various cost savings, revenue enhancements and other operating synergies in future periods.  For the purposes of preparing the pro forma statement of operations, the Company has not taken into account any adjustments on a pro rata basis or otherwise to reflect anticipated cost savings, revenue enhancements or operating synergies.  There have been, however, pro forma adjustments to interest income to reflect lower levels of income due to the liquidation of investments to fund the cash portion of the transaction as well as a pro-rata amortization related to the purchase accounting adjustments to adjust loans, investment securities, fixed assets, time deposits and borrowings to fair value as of September 13, 2002.  There is also a pro rata adjustment reflected to show a proportionate share of amortization of the core deposit intangible.  The core deposit intangible has been estimated at $4.2 million and is being amortized over a ten-year life on a straight-line basis.  These results also include certain costs incurred by MAFN totaling $163,600 and $430,000 in the three and nine months ended September 30, 2002, which were related to the Company’s acquisition of MAFN.  These charges reduced diluted earnings per share by $0.03 and $0.07 for the three and nine month periods ended September 30, 2002, respectively.

C.            DIVIDEND DECLARATION

In September 2002, the Board of Directors of Abington Bancorp, Inc. declared a cash dividend of $.10 per share to holders of its common stock  payable on October 24, 2002 to stockholders of record as of the close of business as of October 10, 2002.

D.            STOCK REPURCHASE PROGRAM

Since March 1997, the Company has repurchased 932,000 shares of its common stock at a total cost of $13,882,000.  The stock was repurchased pursuant to three separate authorizations by the Board of Directors – on March 27, 1997, February 24, 1998 and March 25, 1999 - for management to repurchase, in each case, up to 10% of the Company’s outstanding common stock.  The Board delegated to the discretion of senior management the authority to determine the timing of the repurchases and the prices at which the stock would be repurchased.  There are approximately 109,000 shares available for repurchase under the current plan.

E.             EARNINGS PER SHARE

The primary difference between basic and fully diluted average common shares outstanding for the periods presented relates to options issued to officers and directors which are not anti-dilutive. The calculation of common stock equivalents for fully diluted per share computations excludes options, which have an exercise price in excess of the average closing price of the Company’s stock for the period presented. The following table shows the computation of average common share and common share equivalents for the purposes of earnings per share calculations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001

Average Common Shares Outstanding	3,293,000	3,111,000	3,221,000	3,099,000
Weighted Average Dilutive Options	165,000	151,000	142,000	136,000
Fully Diluted Weighted Average Shares	3,458,000	3,262,000	3,363,000	3,235,000

As a result of the acquisition of MAFN, approximately 510,500 shares of Company common stock were issued and the majority of previously outstanding options to purchase the stock of MAFN were converted, using the formula presented in the merger agreement, to 78,206 options to acquire shares of the Company common stock at prices ranging from $7.13 to $8.84.  These shares and share equivalents were included in the calculations shown above on a weighted average basis commencing September 13, 2002.  The total common shares outstanding, excluding share equivalents on a fully diluted basis, at September 30, 2002 were approximately 3,917,000.

F.             BUSINESS SEGMENTS

September 30, 2002:

	Community Banking	Mortgage Banking	Other	Elimination	Total

Securities	$404,687	$—	$—	$—	$404,687
Net loans	420,942	27,661	—	(27,661)	420,942
Net assets	939,885	31,074	64,531	(97,652)	937,838
Total deposits	651,296	—	—	(3,121)	648,175
Total borrowings	195,165	27,661	—	(27,661)	195,165
Total liabilities	870,364	28,435	—	(30,782)	868,017

Three months ended:

Total interest income	$11,626	$186	$8	$(112)	$11,708
Total interest expense	4,809	112	—	(112)	4,809
Net interest income	6,817	74	8	—	6,899
Provision for possible loan losses	100	—	—	—	100
Total non-interest income	2,060	783	—	1	2,844
Total non-interest expense	6,033	587	280	—	6,900
Net income (loss)	1,710	162	(180)	1	1,693

Nine months ended:

Total interest income	$35,065	$515	$20	$(292)	$35,308
Total interest expense	16,491	292	—	(292)	16,491
Net interest income	18,574	223	20	—	18,817
Provision for possible loan losses	75	—	—	—	75
Total non-interest income	6,529	2,567	—	(15)	9,081
Total non-interest expense	16,581	1,807	840	—	19,228
Net income (loss)	5,306	588	(509)	—	5,385

September 30, 2001:

	Community Banking	Mortgage Banking	Other	Elimination	Total

Securities	$287,825	$—	$—	$—	$287,825
Net loans	424,383	9,492	—	(9,451)	424,424
Net assets	792,234	11,600	51,397	(63,601)	791,630
Total deposits	489,314	—	—	(2,408)	486,906
Total borrowings	217,760	9,451	—	(9,451)	217,760
Total liabilities	739,496	9,893	175	(11,858)	737,706

Three months ended:

Total interest income	$12,873	$143	$2	$(134)	$12,884
Total interest expense	6,909	110	—	(134)	6,885
Net interest income	5,964	33	2	—	5,999
Provision for possible loan losses	510	—	—	—	510
Total non-interest income.	2,109	653	—	(10)	2,752
Total non-interest expense	5,496	475	280	—	6,251
Net income (loss)	1,316	114	(186)	(7)	1,237

Nine months ended:

Total interest income	$38,192	$454	$14	$(484)	$38,176
Total interest expense	21,231	410	—	(484)	21,157
Net interest income	16,961	44	14	—	17,019
Provision for possible loan losses	840	—	—	—	840
Total non-interest income	6,102	2,017	—	(10)	8,109
Total non-interest expense	16,083	1,431	840	—	18,354
Net income (loss)	3,701	340	(547)	(7)	3,487

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

H.                                    LOANS

The portfolio of loans consisted of the following:

	September 30, 2002	December 31, 2001	September 30, 2001
	(In thousands)
Residential	$243,432	$275,514	$296,489
Home equity	34,015	28,301	28,095
Commercial real estate	128,455	83,874	82,385
Commercial	13,054	13,994	14,729
Other	8,208	7,351	7,379
Total loans and loans held for sale	$427,164	$409,034	$429,077

I.                                         DEPOSITS

Deposits consisted of the following:

	September 30, 2002	December 31, 2001	September 30, 2001
	(In thousands)
DDA’s	$93,515	$66,344	$69,394
NOW’s	104,320	79,659	76,575
Savings & money market	262,603	163,798	151,234
Core deposits	460,438	309,801	297,203
Time deposits	187,737	187,658	189,703
Total deposits	$648,175	$497,459	$486,906

Item 2.    Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

GENERAL

The Company’s results of operations depend primarily on its net interest income after provision for possible loan losses, its revenue from other banking services and non-interest expenses.  The Company’s net interest income depends upon the net interest rate spread between the yield on the Company’s loan and investment portfolios and the cost of funds, consisting primarily of interest expense on deposits and Federal Home Loan Bank advances.  The interest rate spread is affected by the match between the maturities or repricing intervals of the Company’s assets and liabilities, the mix and composition of interest sensitive assets and liabilities, economic factors influencing general interest rates, loan prepayment speeds, loan demand and savings flows, as well as the effect of competition for deposits and loans.  The Company’s net interest income is also affected by the performance of its loan portfolio, amortization or accretion of premiums or discounts on purchased loans and mortgage–backed securities, and the level of non-earning assets.  Revenues from loan fees and other banking services depend upon the volume of new transactions and the market level of prices for competitive products and services.  Non-interest expenses depend upon the efficiency of the Company’s internal operations and general market and economic conditions.

ACQUISITION OF MASSACHUSETTS FINCORP, INC.

On September 13, 2002, the Company completed its acquisition of Massachusetts Fincorp, Inc. (MAFN) in a transaction accounted for under the purchase method of accounting.  Accordingly, the consolidated assets and liabilities of MAFN are included in the Company’s consolidated balance sheet at September 30, 2002, and the results of operations of MAFN were included for the period from September 14, 2002 to September 30, 2002.  As such, there are no results of operations of MAFN shown in 2001 nor for periods prior to September 14, 2002 in the accompanying consolidated statement of operations.  Additionally, for purposes of describing the variances in the average balance of interest earning assets and interest bearing deposits and liabilities, there is no reference made related to the effect of MAFN balances as they did not have a material impact on the average balances for the three and nine months ended September 30, 2002.

INTEREST RATE ENVIRONMENT

The volatile interest rate environment which has existed since January 1, 2001 through September 30, 2002 has had a significant impact on the pricing of the Company’s assets and liabilities.

	Prime Rate	1-year FHLB Advance Rate	3-year Treasury	5-year Treasury	10-year Treasury

Jan-01	9.50	5.17	4.77	4.86	5.16
Jun-01	6.75	4.20	4.35	4.81	5.28
Dec-01	4.75	2.62	3.62	4.39	5.09
Jun-02	4.75	2.42	3.49	4.19	4.93
Sep-02	4.75	1.78	2.32	2.94	3.87

Many of the Company’s earning assets are comprised of residential mortgages, directly through loans and indirectly through mortgage-backed securities.  These mortgage-related assets, which comprise roughly 69.8% or $602,000,000 of total earning assets as of September 30, 2002 and 73.0% or $577,866,000 of total earning assets as of September 30, 2001 are generally priced off of the 3, 5 and 10-year treasury rate at the time of purchase or origination (for the typical maturities that the Company prefers for its own earning assets).

The Company’s deposit pricing is driven by market competition as noted in “Liquidity and Capital Resources.”  The trends in deposit pricing over the past two years have not been as volatile as the stages in the Federal Reserve’s inter-bank borrowing rates noted earlier; however, they have generally been on a consistent downward trend over this period.

The Company’s borrowings, which are primarily with the FHLB, are generally LIBOR-based and generally vary in terms ranging from overnight to three years in original maturities.  While LIBOR rate changes over the past two years were not exactly the same as the Federal Reserve inter-bank borrowing rate, the trend in these rates and the pricing of the Company’s borrowings were consistent with the relative movements in those rates.

NET INTEREST INCOME

Net interest income is affected by the mix and volume of assets and liabilities, the movement and level of interest rates and interest spread, which is the difference between the average yield received on earning assets and the average rate paid on deposits and borrowings. The Company’s net interest rate spread was 3.63% and 3.34%  for the quarter and nine months ended September 30, 2002, respectively and 3.28% and 3.17% for the quarter and nine months ended September 30, 2001, respectively.  The interest rate spread was positively affected in the aforementioned period in 2002 as compared to the corresponding periods in 2001 generally due to a steeper yield curve which has resulted in costs of funding dropping at a faster rate than available yields on earnings assets.  Please see later discussion in “Management’s Discussion and Analysis” for more detailed explanations of the interest rate environment.

The level of nonaccrual (impaired) loans and other real estate owned can have an impact on net interest income but balances in these categories have generally been immaterial in 2002 and 2001.  At September 30, 2002, the Company had $4,007,000 in non-accrual loans, and no other real estate owned, compared to $3,881,000 in non-accrual loans and no other real estate owned as of December 31, 2001 and $589,000 in non-accrual loans and $355,000 in other real estate owned as of September 30, 2001.

The table below presents the components of interest income and expense for the major categories of assets and liabilities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Interest and dividend income:
Interest and fees on loans	$6,053	$7,488	$18,742	$21,895
Interest on mortgage-backed investments	5,059	4,298	14,304	11,927
Interest on bonds and obligations	419	858	1,553	3,528
Dividend income	128	221	410	777
Interest on short-term investments	49	19	299	49
Total interest and dividend income	$11,708	$12,884	$35,308	$38,176

Interest expense:
Interest on deposits	$2,540	$3,588	$8,224	$11,207
Interest on short-term borrowings	55	266	141	1,158
Interest on long-term debt	2,214	3,031	8,126	8,792
Total interest expense	4,809	6,885	16,491	21,157
Net interest income	$6,899	$5,999	$18,817	$17,019

A breakdown of the components of the Company’s net interest rate spread is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Weighted average yield earned on:
Loans	6.87%	7.74%	7.02%	7.73%
Mortgage-backed investments	6.09	6.48	6.25	6.64
Bonds and obligations	3.28	6.80	3.55	7.30
Marketable and other equity securities	3.39	4.60	3.54	4.85

Weighted average yield earned on:
interest-earning assets	6.19	7.13	6.31	7.23

Weighted average rate paid on:
NOW and non-interest NOW deposits	0.23	0.29	0.27	0.35
Savings deposits	1.67	2.22	1.87	2.20
Time deposits	3.67	5.61	4.06	5.84
Total deposits	1.81	3.02	2.08	3.20
Short-term borrowings	1.83	3.59	1.98	4.67
Long-term debt	5.01	5.77	5.36	6.00

Weighted average rate paid on:
Deposits and borrowings	2.56	3.85	2.97	4.06

Net interest rate spread	3.63%	3.28%	3.34%	3.17%

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

	Three Months Ended September 30
	2002 vs. 2001 Increase/(decrease)
	Due to
	Volume	Rate	Total
Interest and dividend income:
Loans	$(1,084)	$(351)	$(1,435)
Mortgage-backed investments	1,213	(452)	761
Bonds and obligations	(178)	(261)	(439)
Equity securities	(73)	(20)	(93)
Short-term investments	44	(14)	30
Total interest and dividend income	$(78)	$(1,098)	$(1,176)

Interest expense:
NOW deposits	28	(37)	(9)
Savings deposits	555	(362)	193
Time deposits	(832)	(400)	(1,232)
Short-term borrowings	(175)	(36)	(211)
Long-term debt	(677)	(140)	(817)
Total interest expense	(1,101)	(975)	(2,076)
Net interest income	$1,023	$(123)	$900

	Nine Months Ended September 30
	2002 vs. 2001 Increase/(decrease)
	Due to
	Volume	Rate	Total
Interest and dividend income:
Loans	$(1,430)	$(1,723)	$(3,153)
Mortgage-backed investments	3,253	(876)	2,377
Bonds and obligations	(878)	(1,097)	(1,975)
Equity securities	(212)	(155)	(367)
Short-term investments	298	(48)	250
Total interest and dividend income	$1,031	$(3,899)	$(2,868)

Interest expense:
NOW deposits	63	(96)	(33)
Savings deposits	1,129	(453)	676
Time deposits	(1,558)	(2,068)	(3,626)
Short-term borrowings	(634)	(383)	(1,017)
Long-term debt	364	(1,030)	(666)
Total interest expense	(636)	(4,030)	(4,666)
Net interest income	$1,667	$131	$1,798

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

GENERAL. Net income for the quarter ended September 30, 2002 was $1,693,000 or $0.49 per diluted share compared to net income of $1,237,000 or $0.38 per diluted share in the corresponding period of 2001, a net increase of $456,000 or 36.9% in net income or 28.9% in diluted earnings per share. The overall increase in net income was mainly attributable to increases in net interest income, customer service fees and decreases in provisions for possible loan losses partially offset by increases in non-interest expenses and provisions for income taxes and decreases in gains on securities, net.

INTEREST AND DIVIDEND INCOME. Interest and dividend income decreased $1,176,000 or 9.1% during the three-month period ended September 30, 2002, as compared to the same period in 2001. The decrease was attributable to decreases in the yield on earning assets partially offset by increases in average balance of earning assets.  The balance of average earning assets for the three-month period ended September 30, 2002 was approximately $757,796,000 as compared to $722,864,000 for the same period in 2001, an overall increase of $34,932,000 or 4.8%.

The increase in earning assets was primarily driven by increases in average mortgage-backed investments and short-term investments offset primarily by decreases in loans.  Average mortgage-backed investments and short-term investments were $332,504,000 and $12,794,000, respectively, for the quarter ended September 30, 2002 as compared to $265,222,000 and $2,928,000 respectively, for the same period in 2001. These balances when combined increased $77,148,000 or 28.8%.  The yield on mortgage backed and short term investments decreased to 6.09% and 1.53%, respectively in the three months ended September 30, 2002 as compared to 6.48% and 2.60%, respectively, in the same period of 2001. These yields decreased primarily due to the declining interest rate environment, which existed for most of 2001. From January 2001 to December 2001, the Federal Reserve Board decreased rates 475 basis points.

The average balance of loans decreased to $352,747,000 for the three months ended September 30, 2002 from $386,730,000 for the same period in 2001, a decline of $33,983,000 or 8.8%. These balances declined as a result of fewer residential loans being purchased and/or originated and held for the Company’s loan portfolio in late 2001 and thus far in 2002.  The yield on loans decreased to 6.86% in the third quarter of 2002 as compared to 7.74% for the same period in 2001. This was generally due to the lower rate environment which existed for most of 2001, which impacted new loan originations and also loan payoffs-refinances of loans held in portfolio with higher interest rates.

INTEREST EXPENSE. Interest expense for the quarter ended September 30, 2002 decreased $2,076,000 or 30.2% compared to the same period in 2001, generally due to decreases in the rates paid on deposits and borrowed funds and overall reductions in the level of borrowed funds as a result of core deposit growth.  The average balance of deposits rose to $562,516,000 for the third quarter of 2002 as compared to $475,319,000 for the third quarter of 2001 for an increase of 18.3%.  The average balances of core deposits rose 42.4% or $121,268,000 to $406,976,000 for the three months ended September 30, 2002 as compared to $285,708,000 for the same period in 2001.  This was due to the Company’s continued success in attracting core deposits and also due to a shift from time deposits to money markets (which are included in core deposits) over this same time period.  Time deposits decreased 18.0% in the third quarter of 2002 to $155,540,000 as compared to $189,611,000 for the same period in 2001, generally due to the lower interest rate environment and customers’ desire to invest in instruments with shorter terms such as money markets noted above.  The Company will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings.  The average balances of borrowed funds declined during the third quarter of 2002 as compared to 2001, from $188,803,000 to $239,855,000, a decrease of 21.3%.  Borrowings levels were reduced as a result of the Company’s success in attracting deposits over the past year.

The blended weighted average rate paid on deposits and borrowed funds was 2.56% for the three months ended September 30, 2002 as compared to 3.85% for the same period in 2001.  The overall weighted average rates paid on borrowed funds decreased to approximately 4.81% for the quarter ended September 30, 2002 from 5.50% in the third quarter of 2001.  This decrease is reflective of actions taken by the Federal Reserve Board in 2001.  The results for the third quarter of 2002 were also favorably influenced by the payoff of a $50 million two-year FHLB advance with a rate of 7.12%, which matured June 27, 2002.  This borrowing was paid off with the excess cash flow from the Company’s loan and investment portfolios from the second quarter of 2002.  It is anticipated, given the current rate environment, that the rates paid on borrowed funds could decline further in future quarters as borrowings are refinanced as they reach maturity.  The Company will continue to evaluate the use of borrowing as an alternative funding source for asset growth in future periods. See “Asset/Liability Management” for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds. The weighted average rates paid on deposits was 1.81% for the quarter ended September 30, 2002 as compared to 3.02% for the same period in 2001. The overall cost of deposits has decreased in the third quarter of 2002 generally due to the interest rate environment that existed in 2001 and also due to a greater concentration of core deposits in relation to total deposits in 2002 as compared to 2001.

NON-INTEREST INCOME.  Total non-interest income increased $92,000 or 3.3% in the third quarter of 2002 in comparison to the same period in 2001.  Customer service fees increased $180,000 or 9.2% to $2,143,000 for the quarter ended September 30, 2002 from $1,963,000 for 2001, primarily due to growth in deposit accounts, primarily NOW and checking account portfolios, continued success in cross selling customers, debit card activity, and sales of mutual funds and annuities.  Gains on sales of mortgage loans were $785,000 for the third quarter of 2002 as compared to $642,000 for the same period in 2001 for an increase of $143,000 or 22.3%.  Loan originations remained at record levels in the third quarter of 2002 as a result of the historically low interest rate environment and resultant low mortgage rates, which accelerated already high levels of refinancing activity, which existed in 2001.  The net gains on mortgage loans were based on sales of loans of $58,500,000 and $37,431,000, for the three-month periods ended September 30, 2002 and 2001, respectively.  It is anticipated the results from mortgage banking activity will remain strong in the fourth quarter of 2002 given the level of applications in the Company’s pipeline at September 30, 2002.

Realized losses on securities, net, were $328,000 for the third quarter of 2002 as compared to a gain of $16,000 for 2001, for a decrease of $344,000.  The results for the third quarter of 2002 are reflective of management’s decision to sell a portion of its remaining equity portfolio in the third quarter of 2002.  This has left the Company with approximately $1 million in equity securities.  See “Liquidity and Capital Resources” for further discussion of investment portfolio strategies and risk management.

The Company also reflected a gain on the sale of bank-owned real estate of $85,000 in the third quarter of 2002 for which there was no corresponding gain in the same period in 2001.  This parcel of real estate was one of certain properties reevaluated by management in the fourth quarter of 2001 as part of the $635,000 write-down taken on bank real estate holdings to be sold.  The write-down taken in the fourth quarter of 2001 reflected management’s expectation of impairment of these properties in light of market conditions and was based upon opinions of real estate professionals along with management’s analyses.  This property was located in Abington as well as the other remaining holdings.  The remaining book value of these properties is roughly $1,102,000 and are included in “banking premises and equipment, net” on the accompanying consolidated balance sheet.

NON-INTEREST EXPENSES.  Non-interest expenses for the quarter ended September 30, 2002 increased $649,000 or 10.4 % compared to the same period in 2001.  Salaries and employee benefits increased 12.0% or $369,000.  The change in salaries expense from the third quarter of 2001 to the third quarter of 2002 can be summarized as follows:

Increase/(Decrease)
(dollars in thousands)
Mortgage Company Salaries & Commissions	$47
Mortgage-related Incentive payout increases	65
MAFN	75
Group insurance	54
Salary increases	115
Other	13
$369

As noted above, approximately $112,000 of the increase is related to increased volumes and revenues for mortgage banking as well as increased performance and profit-related incentives.  There was also an increase of $75,000 related to the Company’s acquisition of Massachusetts Fincorp, which became part of the Company at the close of business on September 13, 2002 for which there was no corresponding charge in 2001.  Group insurance increases noted of $54,000 primarily reflect overall increases in the cost of employee health insurance in 2002 over 2001 levels.  Merit increases and other salary adjustments noted of $115,000 reflect increases based on performance as well as bringing salaries in line with market levels for similar positions in the industry.  This amount also reflects the addition of various customer service related positions during the past year.

Occupancy and equipment increased $272,000 or 32.9% in the third quarter of 2002 as compared to 2001.  The two most significant expense increases in 2002 over 2001 related to the added lease and operating expense for the Company’s new corporate headquarters building in Weymouth (approximately 35,000 square feet).  This added expense of roughly $259,000 in the third quarter of 2002 as compared to 2001.  This facility houses nearly all of the Company’s non-branch personnel and has allowed the Company to consolidate its non-branch employees into a single location from what had previously been five locations (six including the headquarters of MAFN).  While this is an incremental addition to overhead, Company management and the Board of Directors deemed it essential to the ongoing maintenance of the Company’s operations and ability to effectively and efficiently service its customers.  The tangible financial benefits of this decision will be seen in overall lower amounts to be spent on technology infrastructure, the termination of two current leases upon their expiration in the fourth quarter of 2002 and the first quarter of 2003 and the reduction in occupancy costs to be realized as the various properties in Abington are sold as noted earlier.  Additionally, approximately $33,000 of occupancy expense increases related to the acquisition of MAFN.  The remaining net decrease of $20,000 primarily relates to lower levels of depreciation expense in 2002 as compared to 2001.

Other non-interest expenses increased approximately $8,000 or 0.4% in the third quarter of 2002 as compared to 2001.  This increase was comprised of the following:

Increase/(Decrease)
(dollars in thousands)
Change in accounting for goodwill	$(93)
MAFN-related operating costs and core deposit intangible amortization	77
REF expenses increase	31
Other, net	(7)
Net interest income	$8

The change in accounting for goodwill, which resulted in a reduction of expense of $93,000, relates to the cessation of amortization of goodwill as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” which went into effect as of January 1, 2002.  Also, as required, management has and will continue to perform a formal assessment of the remaining intangible assets for impairment.  There were no adjustments required for impairment based upon management’s analyses as of September 30, 2002.  The MAFN incremental costs incurred in 2002 were related to that acquisition, and as such, do not have a corresponding expense reflected in 2001.  The noted increase in real estate in foreclosure workout expenses (REF) primarily relates to expenses associated with the ongoing workout of the large telecommunications credit discussed in “Liquidity and Capital Resources.”

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses for the quarters ended September 30, 2002 and 2001 were $100,000 and $ 510,000, respectively.  The levels of provision in both periods are generally attributable to the continued number of asset quality factors and methodologies that management uses to measure and evaluate the adequacy of loan loss reserve levels, which include delinquency rates, charge-offs, problem or “watched” assets and anticipated losses.  During 2001, the provision for possible loan losses was  higher primarily due to a single commercial credit, which was beginning to show signs of deterioration (see discussion of $3 million credit below).  Credit quality overall has remained stable in 2002.  At September 30, 2002, the Company’s non-performing asset and delinquency statistics were higher than a year ago primarily due to an impaired loan relationship (telecom), which was on non-accrual at September 30, 2002 and December 31, 2001, which totaled approximately $3 million for which there was a reserve allocation of $2 million at both of these periods.  See “Liquidity and Capital Resources” for additional discussion of credit quality statistics and trends.  The resulting level of allowance for possible loan loss was approximately 1.46% of period end loans at September 30, 2002 as compared to 1.34% and 1.08% at December 31, and September 30, 2001, respectively.

PROVISION FOR INCOME TAXES. The Company’s effective income tax rate for the quarter ended September 30, 2002 was 38.3% compared to 37.8% for the quarter ended September 30, 2001. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates.  The 2001 effective rate was lower due to a higher portion of the consolidated earnings being contributed by subsidiaries, which are taxed at lower rates for state purposes.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

GENERAL. Net income for the nine months ended September 30, 2002 was $5,385,000 or $1.60 per diluted share compared to net income of $3,487,000 or $ 1.08 per diluted share in the corresponding period of 2001, a net increase of $1,898,000 or 54.4% in net income or 48.1% in diluted earnings per share. The overall increase in net income was mainly attributable to increases in net interest income, customer service fees and gains on sales of mortgage loans, gain on pension settlement (presented as a net reduction in salaries and benefits expense) and decreases in cumulative effect of change in accounting for cost of sales incentives and provisions for possible loan losses partially offset by increases in non-interest expenses, losses on securities and provisions for income taxes.

INTEREST AND DIVIDEND INCOME. Interest and dividend income decreased $2,868,000 or 7.5% during the nine-month period ended September 30, 2002, as compared to the same period in 2001. The decrease was attributable to decreases in the yield on earning assets partially offset by increases in average balance of earning assets.  The balance of average earning assets for the nine-month period ended September 30, 2002 was approximately $745,972,000 as compared to $703,746,000 for the same period in 2001, an overall increase of $42,226,000 or 6.0%.

The increase in earning assets was primarily driven by increases in average mortgage-backed investments and short-term investments offset by decreases in loans, discussed below.  Average mortgage-backed investments and short-term investments were $304,937,000 and $21,568,000, respectively for the nine months ended September 30, 2002 as compared to $239,363,000 and $1,428,000, respectively for the same period in 2001. These balances when combined increased $85,714,000 or 35.6%.  The yield on mortgage-backed and short-term investments decreased to 6.25% and 1.84%, respectively, in the nine months ended September 30, 2002 as compared to 6.64% and 4.58%, respectively, in the same period of 2001. These yields decreased primarily due to the declining interest rate environment, which existed for most of 2001. From January 2001 to December 2001, the Federal Reserve Board decreased rates 475 basis points.

The average balance of loans decreased to $356,045,000 for the nine months ended September 30, 2002 from $377,730,000 for the same period in 2001, a decline of $21,685,000 or 5.7%. These balances declined as a result of fewer residential loans being purchased and/or originated and held for the Company’s loan portfolio in late 2001 and thus far in 2002.  The yield on loans decreased to 7.02% in the first nine months of 2002 as compared to 7.73% for the same period in 2001. This was generally due to the lower rate environment that existed for most of 2001, which impacted new loan originations and also payoffs or increased levels of refinancings of loans with higher interest rates.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2002 decreased $4,666,000 or 22.1% compared to the same period in 2001, generally due to decreases in the rates paid in deposits and borrowed funds.  The average balances of core deposits rose to $367,597,000 for the first nine months of 2002 as compared to  $271,756,000 for the same period in 2001 for an increase of $95,841,000 or 35.3%.  The average balances of total deposits rose $62,277,000 or 13.4% to $528,540,000 for the nine months ended September 30, 2002 as compared to the same period in 2001.  This was due to the Company’s continued success in attracting core deposits and also due to a shift from time deposits to money market accounts (which are included in core deposits) over this same time period.  Time deposits decreased 17.3% or $33,564,000 in the first nine months of 2002 to $160,943,000 as compared to $194,507,000 for the same period in 2001, generally due to the lower interest rate environment and customers’ desire to invest in instruments with shorter terms.  The Company will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings.  The average balances of borrowed funds declined during the first nine months of 2002 as compared to 2001, at $211,458,000 as compared to $228,307,000, a decrease of 7.4%.  Borrowings were lowered as a result of the Company’s success in attracting deposits over the past year.

The blended weighted average rate paid on deposits and borrowed funds was 2.97% for the nine months ended September 30, 2002 as compared to 4.06% for the same period in 2001.  The overall weighted average rates paid on borrowed funds decreased to approximately 5.21% for the nine months ended September 30, 2002 from 5.81% in the same period of 2001.  This decrease is reflective of actions taken by the Federal Reserve Board in 2001. The results for the third quarter of 2002 were also favorably influenced by the payoff of a $50 million two-year FHLB advance with a rate of 7.12%, which matured June 27, 2002.  This borrowing was paid off with the excess cash flow from the Company’s loan and investment portfolios from the second quarter.  It is anticipated, given the current rate environment, that the rates paid on borrowed funds could decline further in future quarters as borrowings are refinanced as they reach maturity.  The Company will continue to evaluate the use of borrowings as an alternative funding source for asset growth in future periods. See “Asset/Liability Management” for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds. The weighted average rates paid on deposits was 2.07% for the nine months ended September 30, 2002 as compared to 3.20% for the same period in 2001. The overall cost of deposits has decreased in the first half of 2002 generally due to the interest rate environment that existed in 2001 and also due to greater concentration of core deposits in relation to total deposits in 2002 as compared to 2001.

NON-INTEREST INCOME.  Total non-interest income increased $972,000 or 12.0% in the first nine months of 2002 in comparison to the same period in 2001.  Customer service fees increased $648,000 or 11.5% to $6,283,000 for the nine months ended September 30, 2002 from $5,635,000 for 2001 primarily due to growth in deposit accounts, primarily NOW and checking account portfolios, continued success in cross selling customers, debit card activity, and sales of mutual funds and annuities.  Gains on sales of mortgage loans were $2,552,000 for the first nine months of 2002 from $2,006,000 for the comparable period in 2001, an increase of  $546,000 or 27.2%.  Loan originations were at record levels in 2002 with the lowest residential mortgage rates in 40 years being reached on at least two different occasions in 2002.  Therefore, the origination levels for 2002 exceeded the already high mortgage origination levels from 2001 due to record levels of refinancing.  The gains on mortgage loan sales, net resulted from loan sales of $166,910,000 and $120,550,000 for the nine-month periods ended September 30, 2002 and 2001, respectively.  It is anticipated that mortgage originations and gains will remain strong in the fourth quarter given the record level of applications in the Company’s pipeline at September 30, 2002.

Realized losses on securities, net, were $241,000 for the first nine months of 2002 as compared to a loss of $47,000 for 2001 for an increase in losses of $194,000.  The net loss in the nine months ended September 30, 2002 was primarily the result of a loss of $328,000 taken by management as the result of sales of portions of its equity portfolio in the third quarter of 2002.  This loss was offset, to a lesser degree, by net gains as the result of management’s decision to sell the Company’s corporate bond portfolio in the second quarter of 2002.

The Company also reflected a gain on the sale of bank-owned real estate of $85,000 in the third quarter of 2002 for which there was no corresponding gain in the same period in 2001.  This parcel of real estate was one of the properties reevaluated by management in the fourth quarter of 2001 as part of the $635,000 write-down taken on bank real estate holdings to be sold.  The write-down taken in the fourth quarter of 2001 reflected management’s expectation of impairment of these properties in light of market conditions and was based upon opinions of real estate professionals along with management’s analyses.  This property was located in Abington as well as the other remaining holdings.  The remaining properties have a book value of roughly $1,102,000 and are included in “banking premises and equipment, net” on the accompanying consolidated balance sheet.

NON-INTEREST EXPENSES.  Non-interest expenses for the nine months ended September 30, 2002 increased $874,000 or 4.8% compared to the same period in 2001.  Salaries and employee benefits increased 6.9% or $647,000 on a net basis.  This increase was actually $1,184,000 or 12.6% excluding the one-time favorable impact of $537,000 which resulted from the Company’s settlement of its previously terminated pension plan.  The change in salaries expense from the nine months ended September 30, 2001 to the corresponding period in 2002 can be summarized as follows:

Increase/(Decrease)
(dollars in thousands)
Mortgage Company Salaries & Commissions	$188
Mortgage-related incentive and profit sharing increases	175
Other incentive and sales- based incentive payouts	150
MAFN	75
Hanover Branch (opened July 2001)	91
Group insurance	120
Salary increases/adjustments/adds	350
Pension settlements	(537)
Other, net	35
Net interest income	$647

As noted above, approximately $513,000 of the increase is attributable to increased production volumes and revenues for mortgage banking as well as increased performance and profit related incentives.  Of this increase, $75,000 is attributable to the Company’s acquisition of MAFN as of September 13, 2002 for which there was no corresponding expense in 2001.  Additionally, $91,000 of the increase in expense was attributable to the opening of the Hanover branch (July 2001) for which there was no salary expense in the first six months of 2001.  Group insurance increased roughly $120,000 in the nine months ended September 30, 2002 as compared to the same period in 2001, which generally corresponded with medical insurance rate increases from year to year.  Other salary related differences of $350,000 related to merit raises, adjustments and other net staff additions included in the nine months ended September 30, 2002 as compared to the same period in 2001.  These increases are related to performance as well as bringing salaries in line with market levels for similar positions in the industry.  This amount, as noted, also reflects the addition of various customer service related positions during the past year (typically volume related).

Occupancy and equipment expenses increased $221,000 or 8.8% in the nine months ended September 30, 2002 as compared to the same period in 2001.  This increase was primarily affected by increases in expenses related to the added lease and operating expenses for the Company’s new corporate headquarters building in Weymouth (approximately 35,000 square feet), which was roughly $259,000 of expense incurred during the third quarter of 2002.  This facility houses nearly all of the Company’s non-branch personnel and has allowed the Company to consolidate its non-branch personnel into a single location from what had previously been five locations (six including the headquarters of MAFN).  While this is an incremental addition to overhead, Company management and the Board of Directors deemed it essential to the ongoing maintenance of the Company’s operations and ability to effectively and efficiently service its customers.  The tangible financial benefits of this decision will be seen in overall lower amounts to be spent on technology infrastructure, the termination of two current leases upon their respective expiration in the fourth quarter of 2002 and the first quarter of 2003 and the reduction in occupancy costs to be realized as the various properties in Abington are sold as noted earlier.  Additionally, approximately $33,000 of the occupancy expense increase relates to the acquisition of MAFN and another $73,000 relates to the Hanover branch (opened July 2001).  These were offset, in part, by overall reductions in depreciation expense and other expenditures related to facilities and equipment maintenance of $144,000.

Other non-interest expense increased approximately $6,000 or 1% for the nine months ended September 30, 2002 as compared to the same period in 2001.  This increase was comprised of the following:

Increase/(Decrease)
(dollars in thousands)
Change in accounting for goodwill	$(252)
MAFN-related operating costs and core deposit intangible amortization	77
Statement rendering and item processing and EDP services	158
Other, net	23
Net interest income	$6

The change in accounting for goodwill relates to the cessation of amortization of goodwill as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” which went into effect as of January 1, 2002.  Also, as required, management has and will continue to perform a formal assessment of the remaining intangible assets for impairment.  There were no adjustments required for impairment based upon management’s analyses as of September 30, 2002.  The MAFN incremental costs incurred in 2002 were related to that acquisition, and as such, do not have a corresponding expense reflected in 2001.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses for the nine months ended September 30, 2002 and 2001 were $75,000 and $840,000, respectively.  The provision in the first nine months of 2001 generally related to deterioration in the condition of a single commercial credit as the economy began to soften in the local area.  In 2002, the provision was the result of management’s assessment of various asset quality factors, delinquency rates, charge-offs, problem or “watched” assets and anticipated losses.  At September 30, 2002, the Company’s non-performing asset and delinquency statistics were higher than a year ago primarily due to an impaired loan relationship (telecom), which was on non accrual at September 30, 2002 and December 31, 2001, which totaled approximately $3.0 million for which there was approximately $2 million of reserves specifically allocated to address exposures in this credit.  See “Liquidity and Capital Resources” for additional discussion of credit quality statistics and trends.  The resulting level of loan loss reserves were approximately 1.46% of period end loans at September 30, 2002 compared to 1.34% and 1.08% at December 31, and September 30, 2001, respectively.

PROVISION FOR INCOME TAXES. The Company’s effective income tax rate for nine months, September 30, 2002 was 37.3% compared to 36.3% for the nine months ended September 30, 2001. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries, which are taxed, for state tax purposes, at lower rates.  The 2001 effective rate was lower due to a higher portion of the consolidated earnings being contributed by non-bank subsidiaries, which are taxed at lower rates for state purposes.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING.  In December 2001, the Company elected to early adopt EITF 00-14 “ Accounting for Certain Sales Incentives.”  This pronouncement provided additional guidance for the accounting for the cost of incentives given to customers to open new deposit accounts with the Bank.  Under this guidance the cost of the incentives are charged to earnings on the date the account is opened.  This varies from the previous methodology used by the Company, which was to defer this cost and amortize it to expense over the expected life of the deposit account relationship.  The impact of the change in accounting is reflected on a net of tax basis as if it were applied at the beginning of the year of adoption.  The cumulative effect of this change in accounting principle was to write off the unamortized portion of previously capitalized incentives as of January 1, 2001 totaling $298,000, net of tax.  This quarterly restatement did not have a material impact on the quarterly results.  There was no cumulative effect of accounting changes in 2002.

ASSET/LIABILITY MANAGEMENT/INTEREST RATE RISK

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

Rate Change (Basis Points)	Estimated Exposure as a % of Net Interest Income

+200	2.9%
-200	(0.5)%

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

The Company also emphasizes loans with terms to maturity or repricing of five years or less, such as certain commercial mortgages, business loans, residential construction loans and home equity loans.

Management desires to expand its interest earning asset base in future periods primarily through growth in the Company’s loan portfolio.  Loans comprised approximately 47.7% of the average interest earning assets for the first nine months of 2002.  In the future, the Company intends to continue to be competitive in the residential mortgage market but plans to place greater emphasis on home equity and commercial loans.  The Company also expects to become more active in pursuing wholesale opportunities to purchase loans.  During the first nine months of 2002 and 2001, the Company acquired approximately $10,900,000 and $68,800,000, respectively, of residential first mortgages which are serviced by others.

The Company has also used mortgage-backed investments (typically with weighted average lives of five to seven years) as a vehicle for fixed and adjustable rate investments and as an overall asset/liability tool. These securities have been highly liquid given current levels of prepayments in the underlying mortgage pools and, as a result, have provided the Company with greater reinvestment flexibility.

Management believes the current interest rate environment to be at the lower end of the interest rate cycle.  As a result, management has been very selective in the types and terms of loans and investments that are put on the Company’s balance sheet.  As a result, the Company has shifted its investment strategy during the fourth quarter of 2001 and the first nine months of 2002 toward investment securities with average lives closer to 2 to 4 years in order to put the Company in a more favorable environment as rates eventually rise.  Most of the Company’s residential loan production has been sold in the secondary market as part of this strategy.

During the first nine months of 2002, the Company continued to experience high levels of prepayment activity in its mortgage-related assets (residential mortgages and mortgage-backed securities) which comprise approximately 69.8% of the Company’s balance sheet as of September 30, 2002.  At September 30, 2002, the Company had roughly $20,000,000 in short-term or overnight investments which management used to payoff a $20,000,000 borrowing from the FHLB which had an interest rate of 6.56% at in October 2002.

The level of the Company’s liquid assets and the mix of its investments may vary, depending upon management’s judgment as to market trends, the quality of specific investment opportunities and the relative attractiveness of their maturities and yields.  Management has been aggressively promoting the Company’s core deposit products since the first quarter of 1995, particularly checking and NOW accounts.  The success of this program has favorably impacted  the overall deposit growth to date, despite interest rate and general market pressures, and has helped the Company to increase its customer base.  However, given the historically low long-term economic interest rates, the Company and many of its peers have begun to see lower levels of growth in time deposits as compared to prior years as customers reflect their desire to remain liquid from current market conditions.

Management believes that the markets for future time deposit growth, particularly with terms of 1 to 2 years, will remain highly competitive. Management will continue to evaluate future funding strategies and alternatives accordingly as well as to continue to focus its efforts on attracting core, retail deposit relationships.

The Company is also a voluntary member of the Federal Home Loan Bank (“FHLB”) of Boston. This borrowing capacity assists the Company in managing its asset/liability growth because, at times, the Company considers it more advantageous to borrow money from the FHLB of Boston than to raise money through non-core deposits (i.e. certificates of deposit).  Borrowed funds totaled $195,165,000 at September 30, 2002 compared to $201,549,000 at December 31, 2001.  These borrowings are primarily comprised of FHLB of Boston advances and have primarily funded residential loan originations and purchases as well as mortgage-backed investments and investment securities.

Also, the Company obtained funding in June 1998 through the issuance of Trust Preferred Securities which carry a higher interest rate than similar FHLB borrowings but at the same time are included as capital, without diluting earnings per share and are tax deductible. See “Liquidity and Capital Resources” for further discussion.

The following table sets forth maturity and repricing information relating to interest sensitive assets and liabilities at September 30, 2002. The balance of such accounts has been allocated among the various periods based upon the terms and repricing intervals of the particular assets and liabilities. For example, fixed rate residential mortgage loans and mortgage-backed securities, regardless of “available for sale” classification, are shown in the table in the time periods corresponding to projected principal amortization computed based on their respective weighted average maturities and weighted average rates using prepayment data available from the secondary mortgage market.

Adjustable rate loans and securities are allocated to the period in which the rates would be next adjusted. The following table does not reflect partial or full prepayment of certain types of loans and investment securities prior to scheduled contractual maturity. Additionally, all securities or borrowings which are callable at the option of the issuer or lender are reflected in the following table based upon the likelihood of call options being exercised by the issuer on certain investments or borrowings in a most likely interest rate environment. Since regular passbook savings and NOW accounts are subject to immediate withdrawal, such accounts have been included in the “Other Savings Accounts” category and are assumed to mature within six months. This table does not include non-interest bearing deposits.

While this table presents a cumulative negative gap position in the six month to five year horizon, the Company considers its earning assets to be more sensitive to interest rate movements than its liabilities. In general, assets are tied to increases that are immediately impacted by interest rate movements while deposit rates are generally driven by market area and demand which tend to be less sensitive to general interest rate changes. In addition, other savings accounts and money market accounts are substantially stable core deposits, although subject to rate changes. A substantial core balance in these type of accounts is anticipated to be maintained over time.

At September 30, 2002

Repricing/Maturity Interval

	0-6 MOS.	6-12 MOS.	1-2 YRS.	2-3 YRS.	3-5 YRS.	OVER 5 YRS.	TOTAL
	(Dollars in thousands)
Assets subject to interest rate adjustment:
Short-term investments	22,244	—	—	—	—	—	22,244
Bonds and obligations	6,007	7,334	31,401	—	—	35	44,777
Mortgage-backed investments	109,208	48,355	34,762	26,535	39,120	92,707	350,687
Mortgage loans subject to rate review	67,555	18,543	16,348	10,281	14,543	2,845	130,115
Fixed rate mortgage loans	82,364	24,840	35,352	29,078	71,191	32,962	275,787
Commercial and other loans	13,231	2,205	1,618	1,205	1,483	1,520	21,262
Total	300,609	101,277	119,481	67,099	126,337	130,069	844,872
Liabilities subject to interest rate adjustment:
Money market deposit accounts	88,643	—	—	—	—	—	88,643
Savings deposits-term certificates	76,007	48,927	31,577	20,045	11,180	—	187,736
Other savings accounts	278,281	—	—	—	—	—	278,281
Borrowed funds	37,574	16,000	52,500	—	13,500	75,591	195,165
Total	480,505	64,927	84,077	20,045	24,680	75,591	749,825
Guaranteed preferred beneficial interest in junior subordinated debentures	—	—	—	—	—	12,219	12,219
Excess (deficiency) of rate sensitive assets over rate sensitive liabilities	(179,895)	36,350	35,404	47,054	101,657	42,259	—
Cumulative excess (deficiency) of rate sensitive assets over rate sensitive liabilities(1)	(179,895)	(143,546)	(108,142)	(61,088)	40,569	82,828	110.9%
Rate sensitive assets as a percent of rate sensitive liabilities (cumulative)	62.6%	73.7%	82.8%	90.6%	106.0%	110.9%	—

LIQUIDITY AND CAPITAL RESOURCES

Payments and prepayments on the Company’s loan and mortgage-backed investment portfolios, sales of fixed rate residential loans, increases in deposits, borrowed funds and maturities of various investments comprise the Company’s primary sources of liquidity. The Company is also a voluntary member of the FHLB of Boston and, as such, is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to outside sources. Qualified collateral generally consists of residential first mortgage loans, securities issued, insured or guaranteed by the U.S. Government or its agencies, and funds on deposit at the FHLB of Boston. Short-term advances may be used for any sound business purpose, while long-term advances may be used only for the purpose of providing funds to finance housing. At September 30, 2002, the Company had approximately $371,836,000 in unused borrowing capacity that is contingent upon the purchase of additional FHLB of Boston stock. Use of this borrowing capacity is also impacted by capital adequacy considerations.

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

Non-performing assets were $4,029,000 at September 30, 2002, compared to $3,959,000 at December 31, 2001, an increase of $70,000 or 1.8%. The Company’s percentage of delinquent loans to total loans was 1.10% at September 30, 2002 and 1.16% at December 31, 2001 as performing assets and delinquent loans were adversely affected by primarily one impaired loan relationship (telecom) which was also on non-accrual as of those dates.  This relationship totaled approximately $3.3 million at both September 30, 2002 and December 31, 2001.  This loan also had a portion of the allowance for loan losses specifically allocated to address potential identifiable loss exposures totaling $2.1 million and $1.9 million at September 30, 2002 and December 31, 2001, respectively.  A table of key credit quality statistics is as follows:

	September 30, 2002	December 31, 2001	September 30, 2001

Non-performing Assets	$4,029	$3,959	$946
All Delinquent Loans as a Percentage of Total Loans	1.10%	1.16%	0.32%
Loan Loss Reserve to Non-performing Loans	154.40%	138.50%	787.30%
Non-performing Assets to Total Assets	0.43%	0.51%	0.12%
Loan Loss Reserve to Total Loans	1.46%	1.34%	1.08%

Management believes that while delinquency rates and non-performing assets remain at relatively low levels, after excluding the one large impaired relationship noted above, these factors are at historic lows, and at some point in the future some degree of further economic slow down is possible which in turn may result in future increases in problem assets and loan loss provisions.  Management continues to monitor the overall economic environment and its potential effects on future credit quality on an ongoing basis.

At September 30, 2002, the Company had outstanding commitments to originate and sell residential mortgage loans in the secondary market amounting to $101,393,000 and $27,661,000, respectively.  The Company also has outstanding commitments to grant advances under existing home equity lines of credit amounting to $22,765,000.  Unadvanced commitments under outstanding commercial and construction loans totaled $23,003,000 as of September 30, 2002. The Company believes it has adequate sources of liquidity to fund these commitments.

The Company’s total stockholders’ equity was $57,602,000 or 6.1% of total assets at September 30, 2002, compared with $39,151,000 or 5.1% of total assets at December 31, 2001.  The increase in total stockholders’ equity of approximately $18,451,000 or 47.1% primarily resulted from the issuance of stock ($10,852,000), an increase in the unrealized gain on the market value of available for sale securities, net of taxes ($3,228,000) and earnings ($5,385,000) offset, in part, by dividends paid or payable ($1,014,000).

The Company issued $12,650,000 or 8.25% Trust Preferred Securities in June 1998.  Under current regulatory guidelines, trust preferred securities are allowed to represent up to approximately 25% of the Company’s Tier 1 capital with any excess amounts available as Tier 2 capital. As of September 30, 2002, all of these securities were included in Tier 1 capital.

Bank regulatory authorities have established a capital measurement tool called “Tier 1” leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a “well-capitalized” classification. At September 30,  2002, the Company’s Tier 1 leverage capital ratio was approximately 5.81%. In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% (6.00% for “well-capitalized”) and a minimum ratio of total capital to risk-weighted assets of 8.00% (10.00% for “well-capitalized”). At September 30, 2002, the Company’s Tier 1 and total risk-based capital ratios were approximately 12.05% and 13.35%, respectively.  The Company is categorized as “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.). The Bank is also categorized as “well-capitalized” as of September 30, 2002.

On October 1, 2002, the Financial Accounting Standards Board released Statement of Financial Accounting Standard (“SFAS”) No. 147, entitled “Acquisitions of Certain Financial Institutions.”  SFAS 147 permits financial institutions to reclassify the intangible asset associated with bank branch acquisitions to goodwill.  This new standard, when applied to the Company’s 1995 acquisition of its Holbrook branch, will increase annual income by approximately $37,000 pre-tax.  Diluted earnings per share will increase by approximately $0.01 per annum.  The Company’s goodwill will be periodically reviewed for impairment, as required by the new standard.

The Company will adopt SFAS 147 in the fourth quarter.  As required by the new standard, the Company will restate 2002 reported earnings to reflect the non-amortization of goodwill.  As a consequence, for the first nine months ended September 30, 2002, diluted earnings per share restated will be $1.59, as compared to $1.60 previously reported.

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

PROPOSED ACCOUNTING PRONOUNCEMENTS

None.

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

See “Management’s Discussion and Analysis - Asset/Liability Management.”

Item 4.    Controls and Procedures

(a)          Disclosure controls and procedures.  Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC.  James P. McDonough, our President and Chief Executive Officer, and Robert M. Lallo, our Executive Vice President and Chief Financial Officer, supervised and participated in this evaluation.  Based on this evaluation, Mr. McDonough and Mr. Lallo concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

(b)         Internal controls.  Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

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

*10.1(b)

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

*10.3

Special Termination Agreement dated as of September 13, 2000 among the Company, the Bank and Cynthia A. Mulligan, incorporated by reference to the Company’s quarterly report on Form 10-Q for the third quarter of 2000, filed on November 13, 2000.

*10.4(a)

Amended and Restated Special Termination Agreement dated as of January 31, 1997 among the Company, the Bank and Mario A. Berlinghieri incorporated by reference to the Company’s Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

*10.4(b)

Amendment to Amended and Restated Special Termination Agreement, dated as of July 1, 1997 among the Company, the Bank and Mario A. Berlinghieri, incorporated by reference to the Company’s quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.

*10.4(c)

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

*10.6	Senior Management Incentive Plan, incorporated by reference to the Company’s Annual Report for the year ended December 31, 1999 on Form 10-K filed on March 28, 2000.

*10.7	Revised Long Term Performance Incentive Plan dated January 2000 incorporated by reference to the Company’s Annual Report for the year ended December 31, 1999 on Form 10-K filed on March 28, 2000.

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

10.8(b)	Amendment to Lease dated December 31, 1997, incorporated by reference to the Company’s Annual Report for the year ended December 31, 1997 on Form 10-K filed on March 25, 1998.

10.9	Dividend Reinvestment and Stock Purchase Plan is incorporated by reference herein to the Company’s Registration Statement on Form S-3, effective January 31, 1997.

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

10.11(b)

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

*10.15

Special Termination Agreement dated as of February 7, 2000 among the Company, the Bank and Jack B. Meehl, incorporated by reference to the Company’s Annual Report for the year ended December 31, 1999 on Form 10-K filed on March 28, 2000.

*10.16

Abington Bancorp, Inc. 2000 Incentive and Nonqualified Stock Option Plan, incorporated by reference herein to Appendix A to the Company’s proxy statement relating to its annual meeting held on May 16, 2000, filed with the Commission on April 13, 2000.

*10.17	Abington Bancorp, Inc. Former Director Advisory Board Service Plan, included herein.

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

**10.24

Lease for office space located at Weymouth Woods Corporate Center 97 Libbey Industrial Parkway, Weymouth, Massachusetts (“lease”), used for the Bank’s principal and administrative offices dated March 29, 2002 incorporated by reference to the Company’s quarterly report on Form 10-Q for the second quarter of 2002, filed on August 14, 2002.

*10.25	Special Termination Agreement dated as of October 1, 2002 by and between the Bank and Donna L. Thaxter, included herein.

*10.26	Special Termination Agreement dated as of October 24, 2002 by and between the Bank and Julie Jenkins, included herein.

11.1	A statement regarding the computation of earnings per share is included in Note E to Unaudited Consolidated Financial Statements included in this Report.

99.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

ABINGTON BANCORP, INC.
(Company)

Date: November 14, 2002	By:	/s/	James P. McDonough
James P. McDonough
President and Chief Executive Officer

Date: November 14, 2002	By:	/s/	Robert M. Lallo
Robert M. Lallo
Treasurer and Chief Financial Officer
(Principal Financial Officer)

CERTIFICATIONS

I, James P. McDonough, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Abington Bancorp, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/	James P. McDonough
James P. McDonough
President and Chief Executive Officer

I, Robert M. Lallo, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Abington Bancorp;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/	Robert M. Lallo
Robert M. Lallo
Executive Vice President and Chief Financial Officer