Form 10-K
period 2002-12-31
ABINGTON BANCORP INC
filed 2003-05-15
CIK 812146

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

For the fiscal year ended December 31, 2002

                          COMMISSION FILE NO. 0-16018

                            ------------------------

                             ABINGTON BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MASSACHUSETTS                                   04-3334127
    (State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
     Incorporation or Organization)

           97 LIBBEY PARKWAY,                                  02189
        WEYMOUTH, MASSACHUSETTS
(Address of Principal Executive Offices)                     (Zip Code)

                                 (781) 682-6400
              (Registrant's telephone number, including area code)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price for the Registrant's Common Stock on June 28, 2002, as reported by the Nasdaq Stock Market, was $51,721,446.

    Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes / / No /X/

    The number of shares outstanding of the Registrant's Common Stock as of May 10, 2003: 3,783,905 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

EXPLANATORY NOTE

    Based on the findings of an internal accounting review initiated by the Company during the first quarter of 2003, the Company announced that it would revise its 2002 financial results that had previously been announced and would restate its previously issued 2001 financial statements. The revisions and restatement are necessary to correct accounting errors related to the acceleration of prepayments on mortgage-backed investment securities, errors in recording payments received on various investment securities and certain adjustments related to accruals for income and expense. See Item 14--"Controls and Procedures."

    During the internal accounting review, the Company identified a number of accounting errors, recorded by its former controller, including underlying prepayment assumptions used in the calculation of interest income in 2002 that did not adequately reflect the actual prepayment rates received on a portion of its mortgage-backed securities (MBS) portfolio and that certain payments received on a portion of its MBS portfolio were not properly applied. It was further determined, based upon the results of the preliminary review, that it would be necessary to revise the Company's previously announced financial results for 2002 and restate the Company's financial statements for 2001. The Company engaged its independent auditor, PricewaterhouseCoopers LLP, which replaced Arthur Andersen LLP in mid-2002, to undertake a re-audit of the year 2001. Accordingly, the 2001 financial statements contained in this Form 10-K for the year ended December 31, 2002 have been restated. In connection with the 2001 restatement, the Company will file an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The re-audit of 2001 resulted in the Company's inability to file its 2002 Annual Report on Form 10-K within the time prescribed by the SEC.

    Following is a summary of the effect of restatement on the Company's consolidated financial statements at or for the periods reflected:

                                                               SELECTED BALANCE SHEET DATA
                                                                  AT DECEMBER 31, 2001
                                                              -----------------------------
                                                              AS PREVIOUSLY        AS
                                                                REPORTED        RESTATED
                                                              -------------   -------------
                                                                 (DOLLARS IN THOUSANDS)
Securities available for sale at market value...............    $277,627        $276,787
Other assets................................................       6,339           5,955
Total assets................................................     770,118         768,808
Accrued taxes and expenses..................................       4,100           3,452
Other liabilities...........................................      15,696          15,966
Retained earnings...........................................      31,403          30,358
Other accumulated comprehensive income, net of tax..........       1,639           1,752
Total stockholders' equity..................................      39,151          38,219

                                                              SUMMARY OF INCOME STATEMENT DATA
                                                                YEAR ENDED DECEMBER 31, 2001
                                                              ---------------------------------
                                                               AS PREVIOUSLY          AS
                                                                 REPORTED          RESTATED
                                                              ---------------   ---------------
                                                                   (DOLLARS IN THOUSANDS)
Interest and fees on loans..................................      $29,510           $28,733
Interest on mortgage-backed Securities......................       15,856            15,069
Salaries and employee benefits..............................       12,521            12,434
Other non-interest expense..................................        8,032             8,161
Provision for income taxes..................................        1,834             1,273
Net income..................................................        3,077             2,032
Basic earnings per share:
  Before cumulative effect..................................      $  1.09           $  0.75
  Net income................................................         0.99              0.65
Diluted earnings per share:
  Before cumulative effect..................................      $  1.04           $  0.72
  Net income................................................         0.95              0.63

                                                              SELECTED CASH FLOW DATA (1)(2)
                                                               YEAR ENDED DECEMBER 31, 2001
                                                              -------------------------------
                                                              AS PREVIOUSLY          AS
                                                                 REPORTED         RESTATED
                                                              --------------   --------------
                                                                  (DOLLARS IN THOUSANDS)
Net income..................................................     $  3,077         $  2,032
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Amortization, accretion and depreciation, net...........        2,486            2,693
    Other, net..............................................       14,645           14,665
  Net cash provided by operating activities.................        3,579            2,761
Cash flows from investing activities:
    Proceeds from principal payments on and maturities of
      available for sale securities.........................      108,576          109,394
  Net cash provided by investing activities.................        2,289            3,107
Net increase in cash and cash equivalents...................     $ 26,967         $ 26,967

------------------------

(1) The previously reported amounts for net cash provided by (used in) operating activities, investing activities and financing activities have been adjusted for the effect of the restatement.

(2) As indicated, there has been no change in the net increase in cash and cash equivalents as a result of the restatement.

    In April 2003, shortly after the Company announced its intention to restate its financial statements, it was informed by the staff of the United States Securities and Exchange Commission ("SEC") that the SEC is conducting an informal inquiry with respect to certain of the matters reflected in the announcement. The Company is cooperating fully with the inquiry.

    On April 16, 2003, the Company received a letter from Nasdaq indicating that Nasdaq had not received the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and had commenced the standard delisting process for companies that have delayed filing required periodic reports with the exchange. Effective April 18, 2003, the company's trading symbol "ABBK" was listed as "ABBKE" to denote the Company's filing delinquency. In addition, the symbol of Abington Bancorp Capital Trust--8.25% Cumulative Trust Preferred Securities has been changed from "ABBKP" to "APKPE." On April 21, 2003, the Company announced that it would request a hearing before a Nasdaq Listing Qualifications Panel to discuss the standard delisting process. Such hearing has been scheduled for May 16, 2003. The Company believes that, upon the filing of this Annual Report on Form 10-K for the year ended December 31, 2002, it will have satisfied the requirements for continued Nasdaq listing.

RISKS RELATING TO ARTHUR ANDERSEN LLP

    Arthur Andersen LLP previously audited the Company's financial statements at December 31, 2001 and for the three years then ended. As previously indicated, the Company has restated its financial statements at and for the year ended December 31, 2001 and has revised the related Notes to Financial Statements as appropriate. As discussed in Item 9 of this Form 10-K, the Company changed independent accountants on July 1, 2002. The Company's financial statements as of and for the year ended December 31, 2001, as restated, have been audited by PricewaterhouseCoopers LLP whose report thereon is included in Item 8 of this Annual Report on Form 10-K. Arthur Andersen LLP has not reissued its previous report on the Company's financial statements, which previous report is included in Item 8 hereof, nor has it furnished an updated consent with respect to the incorporation by reference of such financial statements into the Company's registration statements on Form S-8 and Form S-3D. Arthur Andersen LLP has not participated in the preparation or review of this Annual Report on Form 10-K. On June 15, 2002, Arthur Andersen LLP was convicted in Federal court of obstruction of justice. Arthur Andersen LLP has ceased practice before the Securities and Exchange Commission. You may have no effective remedy against Arthur Andersen LLP in connection with any material misstatement or omission in the Company's financial statements at and for the year ended December 31, 2000 included herein or related disclosure, particularly in the event that Arthur Andersen LLP ceases to exist or becomes insolvent as a result of the conviction or other proceedings against Arthur Andersen LLP.

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

    On September 13, 2002, the Company completed its acquisition of Massachusetts Fincorp, Inc. (MAFN), the parent company of the Massachusetts Co-operative Bank with three branches in the Greater Boston area, for $30.00 per share in cash and stock for a total purchase price of $15.8 million. The MFAN branches provide a natural extension of the Company's market area and provide opportunities to expand the Company's small business and commercial lending areas.

    The Bank includes its seven wholly-owned subsidiaries; Holt Park Place Development Corporation and Norroway Pond Development Corporation, which own properties being marketed for sale, Abington Securities Corporation, Mass Securities Corporation, and Mass SEC Corp. II, which invests primarily in United States Government obligations and obligations of related agencies and equity securities, 70 Quincy Ave. LLC which owns and operates a building in Quincy and Old Colony Mortgage Corporation, which originates and sells primarily first-lien mortgages secured by 1-4 family residential property.

    The Company is engaged principally in the business of attracting deposits from the general public, borrowing funds and investing those deposits and funds. In its investments, the Company has emphasized various types of residential and commercial real estate loans, commercial loans, residential construction loans, consumer loans, and investments in securities. The Company considers its principal market area to be parts of Plymouth, Norfolk and Suffolk Counties, in Massachusetts; primarily Abington, Brockton, Canton, Cohasset, Dorchester, Halifax, Hanover, Hanson, Holbrook, Hull, Kingston, Milton, Pembroke, Quincy, Randolph and Whitman where it has banking offices, and nearby Rockland, Duxbury, Scituate, Plympton, East Bridgewater, Plymouth, Carver, Weymouth and Bridgewater. Additionally, the Company has mortgage lending offices in Auburn, Brockton and Fall River.

    The Company has grown from $591.2 million in assets and $364.0 million in deposits at December 31, 1998 to $903.2 million in assets and $646.6 million in deposits at December 31, 2002. Deposits in the Company have been insured by the Federal Deposit Insurance Corporation ("FDIC") since 1975. Deposits are insured by the Bank Insurance Fund of the FDIC up to FDIC limits (generally $100,000 per depositor) and by the Depositors Insurance Fund, a state excess deposit insurer (the "Depositors Insurance Fund"), for the portion of deposits in excess of that insured by the FDIC.

    In August of 1997, the Company opened, in Cohasset, the first of five de novo supermarket branches, with the Randolph and Hanson branches opening in April and September, 1998, respectively, Brockton in May, 1999 and Canton in November 2000. Additionally, the Company opened the Hanover branch in July 2001 and acquired three new branches in Dorchester, Quincy and Milton as a result of its MAFN acquisition. These branch openings are consistent with the Company's ongoing strategy of controlled growth with a focus on retail core deposit relationships and have enabled the Company to increase its regional presence. Management plans to continue to explore growth opportunities through de novo branches and acquisitions.

    On April 1, 1999, the Company acquired Old Colony Mortgage Corporation ("OCM") (See Note 2 to the Consolidated Financial Statements). OCM is headquartered in Weymouth, and has origination offices in Fall River and Auburn Massachusetts as well as a presence in each of the

Company's branches. This acquisition was made to expand the Company's mortgage origination capabilities as well as to provide the Company with a greater diversity of sources of income.

LENDING ACTIVITIES

    GENERAL. Loans currently originated and purchased for the Company's own portfolio primarily have terms to maturity or repricing of 15 years or less, such as residential construction loans and adjustable-rate and fixed-rate mortgages on owner-occupied residential property. See "Item 7--Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations--Liquidity and Capital Resources" for discussion of the Company's asset-liability strategy. The Company also originates one-year, three-year and five-year adjustable-rate mortgages on non-owner-occupied residential property as well as commercial and commercial real estate loans. Prior to 1996, commercial, commercial real estate and commercial construction lending had not been a primary source of loan originations. The Company began to emphasize such lending in the latter part of 1996. The Company anticipates a continued emphasis in the future for these types of loan originations. The Company has stressed the origination or purchase of shorter-term 10 to 15-year fixed rate or adjustable residential mortgage loans (generally hybrids with terms to first adjustment of one, three, five and seven years with annual resets thereafter) or seasoned 30-year fixed rate residential mortgage loans for its own portfolio in connection with its asset/liability management. (See "Lending Activities-Residential and Commercial Construction and Commercial and Commercial Real Estate Loans.")

    The Company's net loan portfolio, including loans held for sale, totaled $392.9 million at December 31, 2002, representing approximately 43.5% of its total assets. The majority of the Company's loans are collateralized by real estate and are made within Norfolk, Suffolk, and Plymouth Counties, although the Company also purchases residential mortgage loans in other areas of the United States. Generally, loans purchased outside of Massachusetts are well collateralized and reflect an adequate payment history. Approximately 20% of the Company's total loan portfolio represents owner-occupied first mortgages located outside of Massachusetts. The state (other than Massachusetts) in which the Company has its largest concentration of residential loans is California in which the Company held approximately $11,300,000 of loans as of December 31, 2002. No other states had a 2.5% or greater concentration.

    The Company originated $31.7 million in commercial and commercial real estate loans, $26.6 million of home equity loans, $2.7 million of consumer loans and $314.7 million in residential first mortgage loans during the year ended December 31, 2002. Of the latter amount, loans aggregating $9.9 million were retained for the Company's own portfolio, $35.6 million were held for sale at December 31, 2002, and loans aggregating $301.8 million were sold in the secondary market including the $22.7 million of loans held for sale at December 31, 2001. As of December 31, 2002, loan commitments to borrowers or potential borrowers of $111.3 million were outstanding. These commitments included $5.0 million under existing construction loans, $82.4 million in residential and commercial and commercial real estate loans and $23.9 million under existing lines of credit (including home equity loans). The Company had no outstanding commitments to purchase residential first mortgages.

    RESIDENTIAL MORTGAGE LOANS. The Company currently sells in the secondary market most first mortgage loans originated on residential property. The Company generally sells loans on a non-recourse basis. Prior to 1996, the Company had generally retained the servicing rights on sold loans. Currently, the Company typically sells the servicing rights along with the loans. The Company currently receives annual loan servicing fees, where servicing was retained, generally ranging from .25% to .425% per annum of the principal balance of the loans plus all late charges. At December 31, 2002, the Company's loan servicing portfolio amounted to $45.5 million.

    As of December 31, 2002, the outstanding balance of residential first mortgage loans totaled $182.6 million or 49.8% of the loan portfolio. Residential first mortgage loans purchased or originated for the Company's portfolio are generally written in amounts up to 95% of value if the property is owner-occupied. Borrowers with a loan-to-value ratio in excess of 80% are generally required to carry private mortgage insurance. Adjustable-rate mortgage loans to owner occupants of one- to four-family residential property are subject to certain requirements and limitations under guidelines issued by the Massachusetts Commissioner of Banks (the "Commissioner"), including limitations on the amount and frequency of changes in interest rates.

    In most cases, the Company requires the residential first mortgage loans it originates or purchases to meet Federal National Mortgage Association and Federal Home Loan Mortgage Corporation standards, with an exception being made in some cases for the size of the loan, in order to provide for the flexibility to sell such loans if the Company chooses to do so in the secondary market.

    HOME EQUITY AND SECOND MORTGAGE LOANS. The Company offers home equity loans, which are revolving lines of credit secured by the equity in the borrower's residence. The majority of home equity loans have interest rates that adjust with movements in the prime lending rate although the Company does offer fixed rate home equity loans. Home equity loans and second mortgage loans are currently written generally in amounts from $7,500 to $100,000, but generally not more than the difference between 80% of the appraised value of the property and the outstanding balance of the existing first mortgage. However, home equity loans with higher loan-to-value ratios up to 90% are available on a limited basis provided certain underwriting criteria are met. Generally home equity loans must have a current appraisal of the value of the mortgaged property at origination. At December 31, 2002, the Company had in its portfolio approximately $33.7 million of outstanding home equity and second mortgage loans and unused commitments amounting to $23.9 million.

    CONSTRUCTION, COMMERCIAL AND COMMERCIAL REAL ESTATE LOANS. The Company also originates residential construction loans and, from time to time, commercial construction and other commercial real estate loans.

    Most construction loans are for residential single-family dwellings. They are usually made with construction terms of no more than one year (residential construction-to-permanent financing loans are offered with a 30-year term). The Company generally makes construction loans to builders who have pre-sold the homes to the future occupants. In most cases, permanent financing is arranged through the Company on properties for which the Company has been the construction lender. It is the Company's policy to require on-site inspections before releasing funds on construction loans. Inspections on construction loans are generally performed by third-party inspectors. At December 31, 2002, gross construction loans totaled $20.3 million, or 5.1% of the Company's total loan portfolio.

    Commercial real estate loans generally relate to properties which are typically non-owner occupied, income producing such as shopping centers, small apartment buildings and other types of commercial properties. Commercial real estate loans are generally written for maximum terms of 10 years, and interest rates on these loans are typically fixed for no longer than 5 years. Currently, commercial real estate loans are generally written in amounts up to $3,500,000 and are usually made in Massachusetts counties of Plymouth, Suffolk, Norfolk, Bristol and Barnstable. At December 31, 2002, the Company had a total of
$112.4 million of commercial real estate loans, or 27.9% of the Company's total loan portfolio. Included in commercial real estate loans at December 31, 2002 is $20.6 million in multi-family real estate, or 5.1% of the Company's total loan portfolio. Loans collateralized by multi-family properties generally involve larger principal amounts and a greater degree of risk than one-to-four family residential mortgage loans.

    Commercial loans are generally provided to small-to-medium-sized businesses located within the Company's market area. Commercial loans may be structured as term loans or as revolving lines of credit. Commercial loans generally have a repayment schedule of five years or less, with interest rates which float in relation to the Wall Street Journal prime rate. The majority of commercial loans are collateralized by equipment, machinery, receivables, inventory or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower for virtually all of its commercial loans. At December 31, 2002, the Company had approximately
$9.6 million of commercial (non-real estate) loans outstanding which was approximately 2.6% of the Company's total loan portfolio.

    Commercial, commercial construction and commercial real estate lending, including multi-family real estate entails greater risk than residential mortgage (including residential construction) lending to owner occupants. Compared to residential mortgage loans to owner occupants, the repayment of these types of loans is more dependent on the underlying business and financial condition of the borrower and/or cash flows from leases on the subject properties and, in the case of construction loans, the economic viability of the project, and is more susceptible to adverse future developments. Since 1996, the Company has emphasized commercial, commercial real estate or commercial construction lending and intends to continue to place an emphasis on commercial, commercial construction and commercial real estate loan originations.

    The following table shows the Company's construction and commercial loans (excluding commercial real estate loans) by contractual maturity or repricing interval at December 31, 2002:

                                                    WITHIN      1-5       OVER 5
                                                    1 YEAR     YEARS      YEARS      TOTAL
                                                   --------   --------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
Construction, net (all fixed rate)...............  $15,332      $ --       $ --     $15,332
Commercial loans (all variable rate).............    9,642        --         --       9,642
                                                   -------      ----       ----     -------
    Total........................................  $24,900      $ --       $ --     $24,900
                                                   -------      ----       ----     -------
    Percent of total.............................    100.0%       --%        --%      100.0%

    CONSUMER LOANS. The Company also makes a variety of consumer loans, such as new and used automobile and boat loans, unsecured loans, and passbook and stock-secured loans. Education loans are periodically sold in the secondary market. The Company's consumer loans totaled $7.8 million at December 31, 2002, representing 1.9% of its total loan portfolio.

    COMPOSITION OF LOAN PORTFOLIO. The following table shows the composition of the Company's loan portfolio by type of loan.

                                                               AT DECEMBER 31,
                                  --------------------------------------------------------------------------
                                         2002                  2001                  2000             1999
                                  -------------------   -------------------   -------------------   --------
                                             PERCENT               PERCENT               PERCENT
                                                TO                    TO                    TO
                                              GROSS                 GROSS                 GROSS
                                   AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT
                                  --------   --------   --------   --------   --------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
Mortgage loans:
Conventional....................  $182,629     49.8%    $252,809     64.5%    $258,085     67.5%    $287,306
Second mortgages and home
  equity........................    33,702      9.2       28,301      7.2       27,415      7.2       23,490
Commercial real estate..........   112,374     30.7       71,963     18.4       59,923     15.7       51,973
Construction....................    20,324      5.5       17,582      4.5       13,150      3.4        5,883
                                  --------    -----     --------    -----     --------    -----     --------
Total mortgage loans............   349,029     95.2      370,655     94.6      358,573     93.8      368,652
                                  --------    -----     --------    -----     --------    -----     --------
  Less:
Due to borrowers on incomplete
  loans.........................    (4,992)               (5,510)               (7,598)               (2,437)
Net deferred loan fees and
  unearned discounts............       (88)                 (161)                 (237)                 (381)
                                  --------              --------              --------              --------
  Subtotal......................   343,949               364,984               350,738               365,834
Commercial loans--secured and
  unsecured.....................     9,642      2.6       13,994      3.5       15,981      4.2       16,438
Consumer loans:
Indirect automobile.............        --       --           --       --           --       --           --
Personal........................     1,239       .4        1,484       .4        1,280      0.3        1,243
Education.......................        --       --           --       --           --       --           --
Passbook and stock secured......     6,569      1.8        5,805      1.5        6,250      1.7        5,950
Home improvement................        35       --           62       --          128       --          216
                                  --------    -----     --------    -----     --------    -----     --------
Total consumer loans............     7,843      2.1        7,351      1.9        7,658      2.0        7,409
                                  --------    -----     --------    -----     --------    -----     --------
Total loans.....................   361,434               386,329               374,377               389,681
Less allowance for loan
  losses........................    (4,212)               (5,482)               (3,856)               (3,701)
                                  --------              --------              --------              --------
Loans, net......................   357,222               380,847               370,521               385,980
                                  --------              --------              --------              --------
Add:
Due to borrowers on incomplete
  loans.........................     4,992                 5,510                 7,598                 2,437
Net deferred loan fees and
  unearned discounts............        14                    11                   168                   440
Allowance for loan loss.........     4,212                 5,482                 3,856                 3,701
                                  --------              --------              --------              --------
Loans, gross....................  $366,440    100.0%    $391,850    100.0%    $382,143    100.0%    $392,558
                                  --------    -----     --------    -----     --------    -----     --------

                                         AT DECEMBER 31,
                                  ------------------------------
                                    1999            1998
                                  --------   -------------------
                                  PERCENT               PERCENT
                                     TO                    TO
                                   GROSS                 GROSS
                                   LOANS      AMOUNT     LOANS
                                  --------   --------   --------
                                      (DOLLARS IN THOUSANDS)
Mortgage loans:
Conventional....................    73.2%    $260,986     73.1%
Second mortgages and home
  equity........................     6.0       20,339      5.7
Commercial real estate..........    13.2       50,493     14.1
Construction....................     1.5        7,109      2.0
                                   -----     --------    -----
Total mortgage loans............    93.9      338,927     94.9
                                   -----     --------    -----
  Less:
Due to borrowers on incomplete
  loans.........................               (2,557)
Net deferred loan fees and
  unearned discounts............                 (626)
                                             --------
  Subtotal......................              335,744
Commercial loans--secured and
  unsecured.....................     4.2        9,346      2.6
Consumer loans:
Indirect automobile.............      --          158       --
Personal........................      .3        1,393      0.4
Education.......................      --           62       --
Passbook and stock secured......     1.5        6,951      2.0
Home improvement................      .1          257      0.1
                                   -----     --------    -----
Total consumer loans............     1.9        8,821      2.5
                                   -----     --------    -----
Total loans.....................              353,911
Less allowance for loan
  losses........................               (3,077)
                                             --------
Loans, net......................              350,834
                                             --------
Add:
Due to borrowers on incomplete
  loans.........................                2,557
Net deferred loan fees and
  unearned discounts............                  753
Allowance for loan loss.........                3,077
                                             --------
Loans, gross....................   100.0%    $357,221    100.0%
                                   -----     --------    -----

    ORIGINATION AND UNDERWRITING. Residential mortgage and consumer loan originations are developed by the Company's officers and lending personnel from a number of sources, including referrals from branches, realtors, builders, attorneys, customers and Directors. The Company employs approximately 25 mortgage originators who are paid a commission based on the amount and volumes of residential loans originated. Consumer and home equity loans are generally originated through the Company's branch and call center personnel. Consumer loan services are also solicited by direct mail to existing customers. Advertising media is also used to promote loans. The Company currently receives origination fees on most new first mortgage loans that it originates. Fees to cover the costs of appraisals and credit reports are also collected. In addition, the Company collects late charges on real estate and consumer loans.

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

    At December 31, 2002, non-performing assets were 0.2% of total assets, compared with 0.5% and 0.08% at December 31, 2001 and 2000, respectively.

    The following table sets forth non-performing assets at the dates indicated:

                                                                             AT DECEMBER 31,
                                                           ----------------------------------------------------
                                                             2002       2001       2000       1999       1998
                                                           --------   --------   --------   --------   --------
                                                                          (DOLLARS IN THOUSANDS)
Loans accounted for as impaired..........................   $2,024     $3,881      $549       $616       $681
Accruing loans past due 90 days or more as to principal
  or interest............................................        7         78         7         --         50
                                                            ------     ------      ----       ----       ----
Total non-performing loans...............................    2,031      3,959       556        616        731
Real estate acquired by foreclosure and other real estate
  owned..................................................       --         --        --         --         --
                                                            ------     ------      ----       ----       ----
Total non-performing assets..............................   $2,031     $3,959      $556       $616       $731
                                                            ------     ------      ----       ----       ----

    The recorded total investment in impaired loans was $2,024,000 and $3,881,000 at December 31, 2002 and 2001, respectively. At December 31, 2002 there were no impaired loans that required a specific allocation of the allowance for loan losses. Impaired loans totaling $3,432,000, at December 31, 2001 required an allocation of $2,181,000 of the allowance for loan losses. The remaining impaired loans did not require any allocation of the reserve for loan losses. All loans classified as impaired, are also on non-accrual.

    The decrease in impaired loans is primarily related to the $2.2 million charge-off in 2002 related to a single commercial credit that was reserved for in 2001.

    The average balance of impaired and/or non-accrual loans was approximately $3,568,000, $704,000 and $468,000 in 2002, 2001 and 2000, respectively. The total amount of interest income recognized on impaired loans during 2002, 2001 and 2000 was approximately $108,000, $39,000 and $70,000, respectively, which approximated the amount of cash received for interest during that period. The Company has no commitments to lend additional funds to borrowers whose loans have been deemed to be impaired.

    Currently, in the single family home sector, prices are stable and properties are selling quickly. Additionally, Boston area vacancy rates on commercial real estate properties have remained relatively low in comparison to the early 1990's which has helped to support the market values of those properties although these vacancy rates have begun to rise over the past year. The Company cannot predict the impact on future provisions for loan losses that may result from future market conditions. While the regional economy has declined, the local residential real estate market has been strong over the past couple of years. It is difficult to predict to what extent such economic conditions will continue.

    ALLOWANCE FOR LOAN LOSSES. The following table summarizes changes in the allowance for possible loan losses and other selected statistics for the years indicated:

                                                              AT DECEMBER 31,
                                            ----------------------------------------------------
                                              2002       2001       2000       1999       1998
                                            --------   --------   --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Balance, beginning of year................  $  5,482   $  3,856   $  3,701   $  3,077   $  2,280
Allowance for loan losses acquired from
  Massachusetts Fincorp...................       739         --         --         --         --
Loans charged off:
Real estate--residential..................        --         --         17         11         18
Real estate--commercial...................        32         --         --          5         --
Real estate--construction.................        --         --         --         --         --
Commercial................................     2,175         --         --         --         --
Consumer..................................       189        243        267        248        206
                                            --------   --------   --------   --------   --------
Total loans charged-off...................     2,396        243        284        264        224
                                            --------   --------   --------   --------   --------
Loan recoveries:
Real estate--residential..................         1         18          5          4          7
Real estate--commercial...................        --         11        145        142        119
Real estate--construction.................        --         --         --         --         --
Commercial................................        --         --         --         --         --
Consumer..................................       161        135        129        102        135
                                            --------   --------   --------   --------   --------
Total recoveries..........................       162        164        279        248        261
                                            --------   --------   --------   --------   --------
Net charge-offs (recoveries)..............     2,234         79          5         16        (37)
                                            --------   --------   --------   --------   --------
Provision charged to operations...........       225      1,705        160        640        760
                                            --------   --------   --------   --------   --------
Balance, end of year......................  $  4,212   $  5,482   $  3,856   $  3,701   $  3,077
                                            --------   --------   --------   --------   --------
Average loans outstanding, net............  $368,122   $385,149   $385,671   $368,578   $335,871
                                            --------   --------   --------   --------   --------
Ratio of net charge-offs (recoveries) to
  average loans and loans held for sale
  outstanding, net........................       .61%       .02%       .00%       .00%      (.01)%
                                            --------   --------   --------   --------   --------
Ratio of allowance for loan losses to
  gross loans and loans held for sale at
  year end................................      1.05%      1.32%      1.02%       .94%       .85%
                                            --------   --------   --------   --------   --------
Ratio of allowance for loan losses to
  non-performing loans....................     207.4%     138.5%     693.5%     600.8%     420.9%
                                            --------   --------   --------   --------   --------

    The allowance for loan losses is based on management's estimate of the amount required to reflect the probable inherent losses in the loan portfolio, based on circumstances known at each reporting date in accordance with Generally Accepted Accounting Principles ("GAAP"). Management utilizes three methodologies to determine a range of required reserves, from which a consistent process is used to derive a reserve number. The results and recommendations from these processes provide senior management, the Board's Loan Committee and the full Board of Directors with independent information on loan portfolio condition.

    The first method utilized is the Risk Identification Method. This method involves the allocation of certain loss percentages against adversely classified commercial loans, and general loss allocations against segments of the loan portfolio that have similar attributes. Under this methodology, the credit quality of the commercial portfolios is quantified by a corporate credit rating system designed to parallel regulatory criteria and categories of loan risk. Individual lenders monitor their loans to ensure appropriate rating assignments are made timely. Risk ratings and the quality of the portfolio are assessed regularly by an independent Credit Review firm and other general internal loan reviews and updates as provided by Credit Policy and Administration personnel. Credit Review and Credit Policy and Administration personnel conduct ongoing portfolio trend analyses and individual credit reviews to evaluate loan risk and compliance with corporate lending policies. The level of allowance allocable to each group of risk-rated loans is then determined by applying a loss factor that estimates the amount of probable loss in each category. The assigned loss factor for each risk rating is based upon management's assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions and past experience.

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

    The allowance for loan losses is increased by provisions charged against current earnings. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. Management believes that the allowance for loan losses is adequate. While management uses available information to assess probable losses on loans, future additions to the allowance may be necessary based on increases in non-performing loans, changes in economic conditions, or for other reasons. Any future additions to the allowance would be recognized in the period in which they were determined to be necessary. In addition, various regulatory agencies periodically review the Company's allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance based on judgements different from those of management.

    The following table summarizes the allowance for loan losses for the years indicated and the percentage of loans by category to total loans and loans held for sale:

                                                            AT DECEMBER 31,
                          -----------------------------------------------------------------------------------
                                   2002                     2001                     2000              1999
                          ----------------------   ----------------------   ----------------------   --------
                                       PERCENT                  PERCENT                  PERCENT
                                      OF LOANS                 OF LOANS                 OF LOANS
                                     IN CATEGORY              IN CATEGORY              IN CATEGORY
                                      TO GROSS                 TO GROSS                 TO GROSS
                           AMOUNT       LOANS       AMOUNT       LOANS       AMOUNT       LOANS       AMOUNT
                          --------   -----------   --------   -----------   --------   -----------   --------
                                                        (DOLLARS IN THOUSANDS)
Real
  estate--residential...   $  804        62.7%      $  907        73.3%      $  928        75.0%      $  959
Real
  estate--commercial....    2,008        27.9        1,586        17.4          608        15.5          590
Real
  estate--construction..      299         5.1          235         4.2           56         3.4           35
Commercial..............      229         2.4        2,153         3.3          325         4.1          341
Consumer................      356         1.9          267         1.8          288         2.0          233
Unallocated.............      516         N/A          334         N/A        1,651         N/A        1,543
                           ------       -----       ------       -----       ------       -----       ------
Total...................   $4,212       100.0%      $5,482       100.0%      $3,856       100.0%      $3,701
                           ------       -----       ------       -----       ------       -----       ------

                                    AT DECEMBER 31,
                          ------------------------------------
                             1999                1998
                          -----------   ----------------------
                            PERCENT                  PERCENT
                           OF LOANS                 OF LOANS
                          IN CATEGORY              IN CATEGORY
                           TO GROSS                 TO GROSS
                             LOANS       AMOUNT       LOANS
                          -----------   --------   -----------
                                 (DOLLARS IN THOUSANDS)
Real
  estate--residential...      79.4%      $  899        79.3%
Real
  estate--commercial....      13.1          479        13.8
Real
  estate--construction..       1.5           71         1.9
Commercial..............       4.2          189         2.6
Consumer................       1.8          195         2.4
Unallocated.............       N/A        1,244         N/A
                             -----       ------       -----
Total...................     100.0%      $3,077       100.0%
                             -----       ------       -----

    During 2002, the allowance for loan loss allocated to commercial loans decreased by $1.9 million. This decrease is generally attributable to a commercial loan relationship within the telecommunications industry, a portion of which had a specific allocation of reserves that was charged-off during the fourth quarter of 2002. The total relationship was $3.3 million with a specific reserve allocation of $1,740,000 and has been on non-accrual since 2001. The amount allocated to commercial real estate loans increased by $1 million in 2001 and in 2002 is at $2.0 million. This increase was consistent with the general loan growth in that portfolio. The economic uncertainty in 2002, continuing into 2003 warrants the conservative allocation to commercial real estate. During 2002, the amount allocated to the consumer and residential real estate portfolios remained consistent with prior year allocations which was consistent with the percentage of the total loan portfolio comprised of those assets (54.3% and 1.9% for residential real estate and consumer loans as a percentage of total loans, respectively in 2002 as compared to 66.5% and 1.8% for the corresponding balance by portfolio in 2001). The risk factors used for determining the level of potential loan losses in these categories for 2002 also remained consistent with the prior year.

    The "unallocated" component is the portion of the allowance considered necessary by management based on its assessment of industry trends, the impact of the local and regional economy on the Company's borrowers and certain risk attributes that may not have been adequately captured in the specific risk classifications used to determine allocations in the Company's analysis of the allowance for loan loss. The unallocated component of the reserve was reduced in 2001 as compared to prior years in conjunction with management's re-assessment of the risk identified in the commercial real estate portfolio which resulted in an increased allocation of reserves to that portion of the portfolio from that which was previously classified as unallocated. Management determined, based on its review of all components of the Company's loan portfolio, economic data, industry trends, and other factors, that the remaining unallocated portion of the allowance for loan loss was adequate at December 31, 2002.

    Notwithstanding the foregoing analytical allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans.

    The Company's provision for loan losses in 2002 was $225,000, compared to $1,705,000 and $160,000 in 2001 and 2000, respectively. The provision for loan losses in 2002 was lower than 2001 due to favorable trends in the levels of watched assets and delinquency rates. The primary reason for the increase in the provision for loan losses in 2001 as compared to 2000 was generally due to deterioration in 2 credits totalling approximately $3,432,000, both of which were on non-accrual at December 31, 2001.

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

    The following table sets forth certain information regarding the carrying value of the Company's investment portfolio, excluding mortgage-backed securities and Federal Home Loan Bank stock:

                                                                     AT DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Short-term investments......................................  $ 1,363    $30,195    $   160
Federal funds sold..........................................   76,515      2,675         75
                                                              -------    -------    -------
Total short-term investments................................  $77,878    $32,870    $   235
                                                              -------    -------    -------
Percent of total assets.....................................      8.6%       4.3%       .03%
Investment securities:
  U. S. Government and federal agency obligations, at
    market..................................................  $49,822    $17,788    $57,506
  Other bonds and obligations, at market....................       35     16,453     28,701
                                                              -------    -------    -------
Subtotal....................................................   49,857     34,241     86,207
Marketable equity securities, at market.....................       --      3,297      9,593
                                                              -------    -------    -------
Total investment securities.................................  $49,857    $37,538    $95,800
                                                              -------    -------    -------
Percent of total assets.....................................      5.5%       4.9%      13.2%

    A schedule of the maturity distribution of investment securities held by the Company, other than mortgage-backed securities and FHLB stock, and the related weighted average yield, at December 31, 2002 follows:

                                   WITHIN ONE           AFTER ONE BUT          AFTER FIVE BUT           AFTER TEN
                                      YEAR            WITHIN FIVE YEARS       WITHIN TEN YEARS            YEARS
                              --------------------   --------------------   --------------------   --------------------
                                          WEIGHTED               WEIGHTED               WEIGHTED               WEIGHTED
                              AMORTIZED   AVERAGE    AMORTIZED   AVERAGE    AMORTIZED   AVERAGE    AMORTIZED   AVERAGE
                                COST       YIELD       COST       YIELD       COST       YIELD       COST       YIELD
                              ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                               (DOLLARS IN THOUSANDS)
U. S. Government and federal
  agency obligations........   $5,043       5.49%     $38,667      3.98%     $3,248       6.65%     $2,000       6.45%
Other bonds and
  obligations...............       --         --           --        --          35       7.50%         --         --
                               ------       ----      -------      ----      ------       ----      ------       ----
Total.......................   $5,043       5.49%     $38,667      3.98%     $3,283       6.66%     $2,000       6.45%
                               ------       ----      -------      ----      ------       ----      ------       ----

    At December 31, 2002, the Company had one mortgage-backed security that had a total amortized cost of $6,487,000, which was in excess of ten percent of stockholders' equity, and was not an obligation of the U. S. Government, federal agencies, or government sponsored agencies.

SOURCES OF FUNDS

    GENERAL. Deposits and borrowings are the Company's primary sources of funds for investment. The Company also derives funds from operations, amortization and prepayments of loans and sales of assets. Deposit flows vary significantly and are influenced by prevailing interest rates, money market conditions, economic conditions, location of Company offices and competition.

    DEPOSITS. Most of the Company's deposits are derived from customers who work or reside in the Company's primary service area. The Company's deposits consist of passbook savings accounts, special notice accounts, NOW accounts, money market deposit accounts, club accounts, money market certificates, negotiated rate certificates and term deposit certificates. The Company also offers Individual Retirement Accounts, which currently include a one-year variable rate account with monthly interest rate adjustments or a 1-, 2-, 2.5-, 3- or 4-year fixed-rate account. Although in previous years the Company has solicited brokered deposits, at December 31, 2002 there were no such deposits.

    At December 31, 2002, the Company's outstanding certificates of deposit with balances in excess of $100,000 are scheduled to mature as follows:

                                                              (IN THOUSANDS)
Three months or less........................................     $ 9,847
Over three to six months....................................      10,868
Over six to twelve months...................................      10,683
Over twelve months..........................................      19,948
                                                                 -------
                                                                 $51,346
                                                                 -------

OTHER ACTIVITIES

    SAVINGS BANK LIFE INSURANCE. The Company sells savings bank life insurance as an agent but not as an issuer and receives a commission on the sale.

    OTHER. The Company also offers safe deposit box services, automated teller machines and drive-up banking services. The Company also provides its borrowers the opportunity to purchase life, accident and disability insurance through a third-party insurance agency. The Company offers investment services (including annuities) to its customers through a third-party broker-dealer, and its insurance agency affiliate. The third-party pays fees to the Company based upon sales volume generated by the brokers who are employed at the Company.

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

EMPLOYEES

    As of December 31, 2002, the Bank had 248 full-time employees, consisting of 34 full-time officers and 214 full-time non-officers, as well as 115 part-time employees. None of the Company's employees is represented by a union or other labor organization. The Company provides its employees with a comprehensive range of employee benefit programs. Management believes that its employee relations are good.

ADDITIONAL AVAILABLE INFORMATION

    Our principal internet address is www.abingtonsavingsonline.com. Our web site provides a hyperlink to a third-party web site through which our annual, quarterly and current reports, and amendments to those reports, are available free of charge. We believe these reports are made available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We do not maintain or provide any information directly to the third-party web site, and we do not check its accuracy. Copies of these reports can also be obtained from the SEC's web site at www.sec.gov.

ITEM 2. PROPERTIES

    At December 31, 2002, the Company conducted business from a centralized, administrative, operations and banking office at Weymouth Woods Corporate Center, 97 Libbey Parkway, Weymouth, Massachusetts under a long-term lease agreement. The main banking office is in Abington, Massachusetts, and there are 10 other banking offices, 5 Shaw's supermarket banking offices, and 3 mortgage offices located all in Massachusetts. The Company's properties are either owned or leased and the net book value of properties and leasehold improvements was $9.6 million at December 31, 2002. The Company believes that all of its facilities are in good condition and are adequate for the Company's present operations.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a defendant in various legal matters, none of which is believed by management to be material to the consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

    The common stock of the Company is currently listed on the Nasdaq Stock Market under the symbol "ABBKE".

    On April 16, 2003, the Company received a letter from Nasdaq indicating that Nasdaq had not received the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and had commenced the standard delisting process for companies that have delayed filing required periodic reports with the exchange. Effective April 18, 2003, the company's trading symbol "ABBK" was listed as "ABBKE" to denote the Company's filing delinquency. In addition, the symbol of Abington Bancorp Capital Trust--8.25% Cumulative Trust Preferred Securities has been changed from "ABBKP" to "APKPE." On April 21, 2003, the Company announced that it would request a hearing before a Nasdaq Listing Qualifications Panel to discuss the standard delisting process. Such hearing has been scheduled for May 16, 2003. The Company believes that, upon the filing of this Annual Report on Form 10-K for the year ended December 31, 2002, it will have satisfied the requirements for continued Nasdaq listing.

    The table below sets forth the range of high and low sales prices for the stock of the Company for the quarters indicated. Market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                     PRICE
                                                              -------------------   DIVIDENDS
                                                                HIGH       LOW      DECLARED
                                                              --------   --------   ---------
2003

2nd quarter (through May 5, 2003)...........................   $23.18     $17.75      $ --
1st quarter.................................................    23.90      20.26       .11

2002

4th quarter.................................................    21.27      18.10       .11
3rd quarter.................................................    20.01      18.30       .10
2nd quarter.................................................    20.70      16.45       .10
1st quarter.................................................    16.85      15.06       .10

2001

4th quarter.................................................    15.63      13.46       .10
3rd quarter.................................................    16.80      13.25       .10
2nd quarter.................................................    15.80      13.00       .10
1st quarter.................................................    13.44      11.63       .10

2000

4th quarter.................................................    11.06       8.75       .09
3rd quarter.................................................    11.19       8.75       .09
2nd quarter.................................................     9.88       8.75       .09
1st quarter.................................................    11.75       9.38       .09

    As of May 5, 2003, the Company had approximately 833 stockholders of record who held 3,783,905 outstanding shares of the Company's Common Stock. The number of stockholders indicated does not reflect the number of persons or entities who hold their common stock in nominee or "street" name through various brokerage firms. If all of such persons are included, the Company believes that there are approximately 1,833 beneficial owners of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                                       AT DECEMBER 31,
                                                    ------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)         2002        2001        2000       1999       1998
---------------------------------------------       --------   ----------   --------   --------   --------
                                                               (RESTATED)
Balance Sheet Data:
Total assets......................................  $903,220    $768,808    $728,249   $696,250   $591,151
Total loans and loans held for sale, net..........   392,851     403,552     374,138    388,710    360,735
Investment securities at fair value(1)............    63,899      50,448     108,710     86,903     61,184
Mortgage-backed securities at fair value..........   302,482     239,249     194,411    161,630    129,700
Deposits..........................................   646,628     497,459     454,747    389,692    363,953
Borrowed funds....................................   178,015     201,549     222,132    259,751    177,128
Preferred beneficial interest in junior
  subordinated debentures, net(2).................    12,238      12,163      12,086     12,010     11,934
Stockholders' equity..............................    57,780      38,219      34,305     27,832     33,060
Book value per share..............................     15.42       12.25       11.18       8.72       9.88

                                                                       YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------------------
                                                          2002        2001        2000       1999       1998
                                                        --------   ----------   --------   --------   --------
                                                                   (RESTATED)
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating Data:
Interest and dividend income..........................  $45,526     $48,929     $48,349    $42,242    $38,442
Interest expense......................................   21,095      27,643      28,396     23,092     21,585
                                                        -------     -------     -------    -------    -------
Net interest income...................................   24,431      21,286      19,953     19,150     16,857
Provision for loan losses.............................      225       1,705         160        640        760
                                                        -------     -------     -------    -------    -------
Net interest income after provision for possible loan
  losses..............................................   24,206      19,581      19,793     18,510     16,097
                                                        -------     -------     -------    -------    -------
Non-interest income:
  Loan servicing fees.................................      225         255         311        365        469
  Customer service fees...............................    8,679       7,949       6,396      4,491      3,816
  Gain (loss) on securities, net......................     (157)     (1,723)        405        823      1,731
  Gain on sales of loans, net.........................    4,338       2,888       1,315      1,222        492
  Net gain (loss) on sales and write-down of other
    real estate owned.................................      297          (2)         --         68         43
  Other...............................................      369         402         472        404        358
                                                        -------     -------     -------    -------    -------
  Total non-interest income...........................   13,751       9,769       8,899      7,373      6,909
                                                        -------     -------     -------    -------    -------
Non-interest expenses.................................   27,967      25,747      21,675     19,420     16,267
                                                        -------     -------     -------    -------    -------
Income before income taxes and cumulative effect of
  change in accounting principle......................    9,990       3,603       7,017      6,463      6,739
Provision for income taxes............................    3,816       1,273       2,524      2,314      2,368
                                                        -------     -------     -------    -------    -------
Net income before cumulative effect of accounting
  change..............................................  $ 6,174     $ 2,330     $ 4,493    $ 4,149    $ 4,371
  Cumulative effect of change in accounting principle,
    net of taxes......................................       --        (298)         --         --         --
                                                        -------     -------     -------    -------    -------
  Net income..........................................  $ 6,174     $ 2,032     $ 4,493    $ 4,149    $ 4,371
                                                        -------     -------     -------    -------    -------
Basic earnings per share--
  Income before cumulative effect of change in
    accounting principle..............................  $  1.83     $  0.75     $  1.46    $  1.26    $  1.25
  Cumulative effect of change in accounting
    principle.........................................       --        (.10)         --         --         --
                                                        -------     -------     -------    -------    -------
                                                        $  1.83     $  0.65     $  1.46    $  1.26    $  1.25
                                                        -------     -------     -------    -------    -------
Diluted earnings per share--
  Income before cumulative effect of change in
    accounting principle..............................  $  1.76     $  0.72     $  1.41    $  1.20    $  1.17
  Cumulative effect of change in accounting
    principle.........................................       --       (0.09)         --         --         --
                                                        -------     -------     -------    -------    -------
                                                        $  1.76     $  0.63     $  1.41    $  1.20    $  1.17
                                                        -------     -------     -------    -------    -------
Dividends per share(3)................................  $   .41     $   .40     $   .36    $   .35    $   .30
                                                        -------     -------     -------    -------    -------

                                                                       YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------------------
                                                          2002        2001        2000       1999       1998
                                                        --------   ----------   --------   --------   --------
                                                                   (RESTATED)
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Selected Ratios:
Return on average total assets........................      .73%        .26%        .64%       .66%       .79%
Interest rate spread..................................     2.87        2.59        2.89       3.15       3.13
Return on average equity..............................    12.99        5.30       15.14      13.42      12.68
Dividend payout ratio.................................    23.09       61.22       24.46      27.84      23.95
Average equity to average total assets................     5.62        4.95        4.23       4.90       6.26

--------------------------

(1) Includes Federal Home Loan Bank stock.

(2) In June 1998, the Company issued $12.6 million of guaranteed preferred beneficial interests in junior subordinated debentures.

(3) Includes $.10 and $.15 per share special dividends declared in March 1998 and 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    As previously indicated in the Explanatory Note commencing on page 2 of this Annual Report on Form 10-K, the Company has restated its financial statements at and for the year ended December 31, 2001. The Company's restated financial statements are included in Item 8 hereof. The restatement is necessary to correct accounting errors related to (a) the acceleration of prepayments on mortgage-backed securities, (b) the recording of payments received on various investment securities and (c) certain adjustments related to accruals for income and expense. The following discussion has been revised to reflect the adjustments to the Company's 2001 financial statements. For additional information on the restatement, see also Note 27 of the "Notes to Consolidated Financial Statements" included in Item 8 hereof.

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

    On September 13, 2002 the Company completed the acquisition of Massachusetts Fincorp, Inc. (MAFN), the parent company of The Massachusetts Co-operative Bank with three branches in the Greater Boston area. The transaction was accounted for under the purchase method of accounting. Accordingly, the consolidated assets and liabilities of MAFN are included in the Company's consolidated balance sheet at December 31, 2002 and the results of MAFN's operations have been included in the consolidated financial statements since September 14, 2002. The Company recorded goodwill of $4.2 million and other intangible assets of $4.2 million in connection with the acquisition.

    Based on the findings of an internal accounting review initiated by the Company during the first quarter of 2003, the Company announced that it would revise its 2002 financial results that had previously been announced and would restate its previously issued 2001 financial statements. The revisions and restatement are necessary to correct accounting errors related to the acceleration of prepayments on mortgage-backed investment securities, errors in recording payments received on various investment securities and certain adjustments related to accruals for income and expense. See Item 14--"Controls and Procedures."

    The Company engaged its independent auditor, PricewaterhouseCoopers LLP, which replaced Arthur Andersen LLP in mid-2002, to undertake a re-audit of the year 2001. Accordingly, the 2001 financial statements contained in this Form 10-K for the year ended December 31, 2002 have been restated and the discussion below reflects such restatement of the Company's 2001 financial statements.

FORWARD-LOOKING STATEMENTS

    When used in this report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meanings of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. See "Forward-Looking Statements" preceding Part I.

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

CRITICAL ACCOUNTING POLICIES

    Management's discussion and analysis of the Company's financial condition are based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for possible loan losses, goodwill and other intangible assets, other than temporary impairment of investments and deferred taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management's estimates and assumptions under different assumptions or conditions. Management believes the following critical accounting policies represent the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

    ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses which is established through a charge to the provision for loan losses is based on management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management regularly evaluates it for adequacy by taking into consideration, among other factors, such as local industry trends, management's ongoing review of individual loans, trends in levels of watched or criticized assets, an evaluation of results of examinations by regulatory authorities and analyses of historical trends in chargeoffs and delinquencies. The use of different estimates or assumptions could produce different provisions for loan losses. Refer to the discussion of ALLOWANCE FOR LOAN LOSSES in the Business Section for a detailed description of management's estimation process and methodology related to the allowance for loan losses.

    VALUATION OF ACQUIRED ASSETS AND LIABILITIES. The Company is required to record assets acquired and liabilities assumed at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques.

    OTHER-THAN TEMPORARY IMPAIRMENT. Management records an investment impairment charge at the point it believes an investment has experienced a decline in value that is other than temporary. In determining whether an other than temporary impairment has occurred, management reviews information about the underlying investment that is publicly available, analysts reports, applicable industry data and other pertinent information. The investment is written down to its current market value at the time the impairment is deemed to have occurred. Future adverse changes in market conditions, continued poor operating results of underlying investments or other factors could result in further losses that may not be reflected in an investment's current carrying value, possibly requiring an additional impairment charge in the future.

    MORTGAGE BACKED SECURITIES (MBSS). Mortgage Backed Securities are investment grade securities backed by pools of mortgages of differing maturities. MBSs are purchased with associated premiums and/or discounts based on market conditions on the date of purchase. The premiums and discounts on these investments are amortized into interest income on a level yield basis. In periods of falling market interest rates, accelerated loan prepayment speeds require an acceleration of the premium amortization or discount accretion for these mortgage backed securities. The Company utilizes market based consensus prepayment assumptions to record the current period premium amortization and discount accretion.

    INTEREST INCOME RECOGNITION. Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due unless they are adequately secured and in the process of collection or on other loans when management believes collection is doubtful. All loans considered impaired are nonaccruing. Interest on nonaccruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current-period interest income, therefore an increase in loans on nonaccrual status could have an adverse impact on interest income recognized in future periods.

    TAX ESTIMATES. The Company accounts for income taxes by deferring income taxes based on estimated future tax effects of differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Company's Consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined to not likely be recoverable. Management judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although the Company has determined a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets are recognizable.

INTEREST RATE ENVIRONMENT

    The volatile interest rate environment which has existed since January 1, 2001 through December 31, 2002 has had a significant impact on the pricing of the Company's assets and liabilities.

                                                                      1-YEAR
                                                                       FHLB
                                                           PRIME     ADVANCE     3-YEAR     5-YEAR    10-YEAR
                                                            RATE       RATE     TREASURY   TREASURY   TREASURY
                                                          --------   --------   --------   --------   --------
Jan-01..................................................     9.50       5.17       4.77       4.86       5.16
Jun-01..................................................     6.75       4.20       4.35       4.81       5.28
Dec-01..................................................     4.75       2.62       3.62       4.39       5.09
Jun-02..................................................     4.75       2.42       3.49       4.19       4.93
Sep-02..................................................     4.75       1.78       2.32       2.94       3.87
Dec-02..................................................     4.25       1.73       2.23       3.03       4.03

    Many of the Company's earning assets are comprised of residential mortgages, directly through loans and indirectly through mortgage-backed securities. These mortgage-related assets, which comprise roughly 61.9% or $520,740,000 of total earning assets as of December 31, 2002 and 70.4% or $514,763,000 of total average earning assets as of December 31, 2001 are generally priced off of the 3, 5 and 10-year treasury rate at the time of purchase or origination (for the typical maturities that the Company prefers for its own earning assets).

    The Company's deposit pricing is driven by market competition as noted in "Liquidity and Capital Resources." The trends in deposit pricing over the past two years have not been as volatile as the stages in the Federal Reserve's inter-bank borrowing rates noted earlier; however, they have generally been on a consistent downward trend over this period.

    The Company's borrowings, which are primarily with the FHLB, are generally LIBOR-based and generally vary in terms ranging from overnight to three years in original maturities. While LIBOR changes over the past two years were not exactly the same as the Federal Reserve inter-bank borrowing rate, the trend in these rates and the pricing of the Company's borrowings were consistent with the relative movements in those rates.

NET INTEREST INCOME

    Net interest income is affected by the mix and volume of assets and liabilities, and levels of prepayment primarily on loans and mortgage-backed investments, the movement and level of interest rates, and interest spread, which is the difference between the average yield received on earning assets and the average rate paid on deposits and borrowings. The Company's net interest rate spread was 2.87% and 2.59% for the years ended December 31, 2002 and 2001.

    The level of non-accrual loans and other real estate owned can have an impact on net interest income. At December 31, 2002, the Company had $2,024,000 in non-accrual loans and no other real estate owned compared to $3,881,000 in non-accrual loans and no other real estate owned as of December 31, 2001.

    The table below presents average balances, interest income and expense and average yields earned or rates paid on the major categories of assets and liabilities for the years indicated.

                                                                     YEARS ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------------------------
                                              2002                             2001                             2000
                                 ------------------------------   ------------------------------   ------------------------------
                                 AVERAGE    INTEREST    YIELD     AVERAGE    INTEREST    YIELD     AVERAGE    INTEREST    YIELD
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                      (DOLLARS IN THOUSANDS)
Assets
  Earning assets:
  Federal funds sold and
    short-term investments.....  $ 24,552   $   397      1.62%    $  4,431   $    121     2.73%    $  1,005   $     58     5.77%
  Bonds and obligations(2).....    47,700     1,979      4.15       55,234      4,034     7.30       80,797      5,591     6.92
  Marketable equity
    securities(1)..............    15,340       544      3.55       20,379        972     4.77       21,440      1,031     4.81
  Mortgage-backed
    investments(2).............   310,920    17,306      5.57      239,381     15,069     6.29      182,432     12,377     6.78
  Loans(3).....................   368,122    25,300      6.87      385,149     28,733     7.46      385,671     29,292     7.60
                                 --------   -------      ----     --------   --------     ----     --------   --------     ----
    Total earning assets.......   766,634    45,526      5.94      704,574     48,929     6.94      671,345     48,349     7.20
                                 --------   -------      ----     --------   --------     ----     --------   --------     ----
  Cash and due from banks......    31,132                           22,036                           19,171
  Other assets.................    48,713                           47,850                           11,515
                                 --------                         --------                         --------
    Total assets...............  $846,479                         $774,460                         $702,031
                                 --------                         --------                         --------
Liabilities and Stockholders'
  Equity
  Interest-bearing liabilities:
    NOW deposits...............  $ 88,443   $   458      0.52%    $ 70,521   $    443      .63%    $ 60,632   $    484      .80%
    Savings deposits...........   227,106     3,897      1.72      145,850      3,191     2.19      126,488      2,858     2.26
    Time deposits..............   167,759     6,447      3.84      193,418     11,063     5.72      174,785      9,675     5.54
                                 --------   -------      ----     --------   --------     ----     --------   --------     ----
      Total interest-bearing
        deposits...............   483,308    10,802      2.24      409,789     14,697     3.59      361,905     13,017     3.60

  Short-term borrowings........     9,460       176      1.86       27,087      1,216     4.49      105,813      6,572     6.21
  Long-term debt...............   193,900    10,117      5.22      197,260     11,730     5.95      137,546      8,807     6.40
                                 --------   -------      ----     --------   --------     ----     --------   --------     ----
      Total interest-bearing
        liabilities............   686,668    21,095      3.07      634,136     27,643     4.36      605,264     28,396     4.69
                                 --------   -------      ----     --------   --------     ----     --------   --------     ----
  Non-interest-bearing
    deposits...................    74,964                           62,110                           53,553
                                 --------                         --------                         --------
      Total deposits and
        borrowed funds.........   761,632                2.77      696,246                3.97      658,817                4.31
  Other liabilities............    37,310                           39,870                           13,538
                                 --------                         --------                         --------
  Total liabilities............   798,942                          736,116                          672,355
  Stockholders' equity.........    47,537                           38,344                           29,676
                                 --------                         --------                         --------
      Total liabilities and
        stockholders' equity...  $846,479                         $774,460                         $702,031
                                 --------                         --------                         --------
  Net interest income..........             $24,431                          $ 21,286                         $ 19,953
                                            -------                          --------                         --------
  Interest rate spread(4)......                          2.87%                            2.59%                            2.89%
                                                         ----                             ----                             ----
  Net yield on earning
    assets(5)..................                          3.19%                            3.02%                            2.97%
                                                         ----                             ----                             ----

------------------------------

(1) Includes Federal Home Loan Bank stock.

(2) Includes investments available for sale at amortized cost.

(3) Non-accrual loans net of reserve for loan losses and loans held for sale are included in average loan balances.

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

                                                                                 YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------------------------
                                                                       2002 VS 2001                     2001 VS 2000
                                                              ------------------------------   ------------------------------
                                                                   INCREASE (DECREASE)              INCREASE (DECREASE)
                                                               DUE TO     DUE TO                DUE TO     DUE TO
                                                               VOLUME      RATE      TOTAL      VOLUME      RATE      TOTAL
                                                              --------   --------   --------   --------   --------   --------
                                                                                  (DOLLARS IN THOUSANDS)
Interest and dividend income:
  Loans.....................................................  $(1,270)   $(2,163)   $(3,433)   $   (40)   $   258    $   218
  Bonds and obligations.....................................     (493)    (1,562)    (2,055)    (1,852)       295     (1,557)
  Marketable equity securities..............................     (210)      (218)      (428)       (51)        (8)       (59)
  Mortgage-backed securities................................    4,503     (2,266)     2,237      3,779       (300)     3,479
  Federal funds sold and short-term investments.............      344        (68)       276        107        (44)        63
                                                              -------    -------    -------    -------    -------    -------
    Total interest and dividend income......................    2,874     (6,277)    (3,403)     1,943        201      2,144
                                                              -------    -------    -------    -------    -------    -------
Interest expense:
  NOW deposits..............................................      101        (86)        15         72       (113)       (41)
  Savings deposits..........................................    1,501       (795)       706        426        (93)       333
  Time deposits.............................................   (1,329)    (3,287)    (4,616)     1,058        330      1,388
  Short-term borrowings.....................................     (547)      (493)    (1,040)    (3,902)    (1,454)    (5,356)
  Long-term debt............................................     (197)    (1,416)    (1,613)     3,589       (666)     2,923
                                                              -------    -------    -------    -------    -------    -------
    Total interest expense..................................     (471)    (6,077)    (6,548)     1,243     (1,996)      (753)
                                                              -------    -------    -------    -------    -------    -------
Net interest income.........................................  $ 3,345    $  (200)   $ 3,145    $   700    $ 2,197    $ 2,897
                                                              -------    -------    -------    -------    -------    -------

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2002 AND 2001

GENERAL

    Net income for 2002 was $6,174,000 or $1.76 per diluted share compared to net income of $2,032,000 or $.63 per diluted share from 2001, a net increase of $4,142,000 or 204%. The overall increase was attributable to decreases in net realized losses on securities (corporate bond loss in 2001) and provisions for possible loan losses, coupled with increases in net interest margins, customer service fees and gains on sales of mortgages partially offset by accretion of discounts on mortgage backed securities and increased salaries and benefits expense.

INTEREST AND DIVIDEND INCOME

    Interest and dividend income for 2002 was $45,526,000 compared to $48,929,000 for 2001, a decrease of $3,403,000 or 7.0%. The decrease was attributable to a decrease in yields on earning assets partially offset by an increase in average earning assets. The balance of average earning assets for 2002 was $766,634,000 as compared to $704,574,000 in 2001, an overall increase of $62,060,000 or 8.8%.

    The increase in earning assets was primarily driven by increases in mortgage-backed investments and short-term investments, offset in part by decreases in loans and investment securities. The average balance of mortgage-backed securities was $310,920,000 for 2002 as compared to $239,381,000 for 2001, an increase of $71,539,000 or 29.9%. Investment securities average balances declined to $47,700,000 in 2002 from $55,234,000 in 2001, for a decrease of $7,534,000 or 13.6%. The yield on mortgage-backed investments was 5.57% in 2002 as compared to 6.29% for 2001. The yield on investment securities was 4.15% in 2002 as compared to 7.30% in 2001. The yield on investment securities in 2001 was positively influenced by two agency issued bonds which had been purchased at a discount and were called at the issuer's option during the year. This resulted in $221,000 of discounts being taken into income which increased the yield on investment securities by 40 basis points. The resulting investment securities yield for 2001 excluding these discounts was 6.90%. The yields on both mortgage-backed investments and investment securities have been primarily influenced by the rate environment which existed in 2002 and 2001. From June 1999 through July 2000, the Federal Reserve raised the inter-bank borrowing rate by 175 basis points. From January 2001 through December 2002, the Federal Reserve lowered the inter-bank borrowing rate 525 basis points which in turn, but to a lesser degree, has influenced yields on assets purchased since the second quarter of 2001, particularly in relation to the yields available for comparable assets in the previous year.

    The Company's MBS portfolio was purchased at market prices that produced discounts and premiums from par. At December 31, 2002 and 2001 the Company had a net purchased premium on MBS of approximately $900,000 and $213,000, respectively. During 2002, the Company purchased approximately $214,375,000 of MBS and paid a net premium of approximately $2,017,000 for these securities. In addition, in connection with the acquisition of Massachusetts Fincorp, Inc.
(MAFN), the Company acquired an additional premium of approximately $370,000. Borrowers taking advantage of interest rates at 40 year lows started prepaying mortgages at an accelerated pace, thus shortening the schedule for amortizing the premiums paid for these investments. As a result, the Company recorded premium amortization of approximately $1.7 million during 2002 which negatively impacted the yield on this portfolio.

    The average balances of loans decreased to $368,122,000 in 2002 as compared to $385,149,000 in 2001, a decrease of $17,027,000 or 4.4%. The balances declined primarily as a result of residential mortgage loans paying off more quickly in 2002 due to historically lower interest rates available on new mortgages which prompted customers to refinance those loans (see later discussion regarding mortgage origination volumes and gains on sales of mortgages). Additionally, given the historically low rates available on loans originated or for purchase, management elected to purchase mortgage-backed investment securities rather than loans due to generally shorter available average lives in light of the current interest rate environment in comparison to those historically typically available.

INTEREST EXPENSE

    Interest expense for 2002 decreased $6,548,000 or 23.7% to $21,095,000 in 2002 from $27,643,000 in 2001, generally due to decreases in the rates paid on deposits and borrowed funds and declines in the average balances of borrowed funds and time deposits, offset in part by increases in average core deposit balances. The average balance of core and time deposits was $390,513,000 and $167,759,000, respectively, in 2002 as compared to $278,481,000 and
$193,418,000, respectively, in 2001, for an increase of $112,032,000 or 40.2% in core deposits and for a decrease of $25,659,000 or 13.3% in time deposits, respectively. These increases in core deposits in 2002 as compared to 2001 relate to the attractiveness of the Company's retail products and services in the marketplace it serves as well as reflecting the low interest rate environment causing a shift to short-term investments. Management will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates. The average balances of borrowed funds decreased overall to $203,360,000 in 2002 as compared to $224,347,000 in 2001, a decline of $20,987,000 or 9.4%. This decrease in borrowings was achieved due to the Company's success in attracting deposits over the past year.

    The blended average rate paid on deposits and borrowed funds was 3.07% in 2002 as compared to 4.36% in 2001. The overall weighted average rates paid on borrowed funds declined to 5.06% in 2002 from 5.77% in 2001. This decrease is reflective of actions taken by the Federal Reserve Bank in 2001 and 2002. The weighted average rates paid on deposits was 2.24% in 2002 as compared to 3.59% in 2001. The cost of core deposits, including non-interest bearing DDAs, declined to 1.12% in 2002 from 1.30% in 2001. The cost of time deposits decreased to 3.84% in 2002 from 5.72% in 2001. The rates paid on time deposits decreased significantly in 2002 as the falling interest rate environment of the last two years has impacted the pricing of maturing time deposits in 2002 and also due to greater concentration of core deposits in relation to total deposits in 2002 as compared to 2001. See "Asset/ Liability Management" for further discussion of the competitive market for deposits and overall strategies for the uses of borrowed funds.

NON-INTEREST INCOME

    Total non-interest income for 2002 was $13,751,000 compared to $9,769,000 for 2001 an increase of $3,982,000 or 40.8%. Customer service fees were $8,679,000 in 2002 as compared to $7,949,000 in 2001 for an increase of $730,000 or 9.2%. These fees rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios and continued success in cross-selling customers other products and services, debit card activity and sales of mutual funds and annuities (the Company received regulatory approval to sell insurance annuities in May 2001). The sales of mutual funds and insurance annuities accounted for $190,000 of the aforementioned increase in customer service fees. Loan servicing fees and gains on sales of mortgage loans were $225,000 and $4,338,000, respectively, in 2002 as compared to $255,000 and $2,888,000, respectively, in 2001. The increase in gains on sales of mortgage loans of $1,450,000 or 50.2% was due to an even more favorable market for residential loan originations in 2002 as compared to 2001. This favorable market was due to mortgage rates falling to historical lows in 2002. It is expected that the volume of mortgage originations will likely decline in 2003 in comparison to these historically high levels in 2002. Loan servicing fees have continued to decline as the Company has been selling loans on a servicing released basis since 1996 and as a result, in combination with loan payoffs this portfolio has continued to decline.

    Losses on securities, net, were $157,000 in 2002 as compared to $1,723,000 in 2001, for a decrease of $1,566,000. The net loss for the year ended
December 31, 2002 was the result of $495,000 in losses on the sale of the equity portfolio offset by $338,000 in gains on the sale of the Company's corporate bond portfolio. At December 31, 2002, the Company had no marketable equity securities or corporate bonds in its investment portfolio.

NON-INTEREST EXPENSE

    Non-interest expense for 2002 was $27,967,000 compared to $25,747,000 for 2001 an increase of $2,220,000 or 8.6%. Salaries and employee benefits increased $2,342,000 or 18.8% in 2002 as compared to 2001. Approximately $1,000,000 of the increase is attributable to increased production volumes and revenues for mortgage banking as well as increased performance and profit related incentives. The acquisition of MAFN accounts for approximately $800,000 of the increase, the opening of the Hanover branch (July 2001) accounts for approximately $200,000 of the increase, approximately $629,000 relates to net staff additions and merit raises and $250,000 relates to increases in employee benefits such as group health insurance. These increases were offset by the one-time favorable impact of $376,000 that resulted from the Company's settlement of its previously terminated pension plan.

    Occupancy and equipment expense decreased $163,000 or 4.0% in 2002 as compared to 2001. The results in 2001 include a writedown on real estate holdings of $635,000. Excluding this writedown, occupancy and equipment expense increased $472,000 related primarily to the lease and operating expenses associated with the Company's new corporate headquarters. Other non-interest expense including Trust Preferred Securities Expense only increased $73,000 or 0.9% in 2002 as compared to 2001. This increase reflects increases in item processing and other EDP services offset by the change in accounting for goodwill as required by SFAS No. 142 "Goodwill and Other Intangible Assets," which went into effect as of January 1, 2002. (See Note 17 "Goodwill and Other Intangibles")

PROVISION FOR LOAN LOSSES

    The provision for loan losses was $225,000 for 2002 a decrease of $1,480,000 or 86.8% from $1,705,000 in 2001. This decrease in provision primarily related to two credits, both of which were on non-accrual at December 31, 2001 and provided for in 2001. The most significant of these credits was a $3,363,000 relationship which was primarily a commercial credit involved in the telecommunications industry. The delinquency rate and non-performing assets at December 31, 2002 were .62% and $2,031,000, respectively as compared to 1.16% and $3,959,000, respectively, at December 31, 2001. Without the aforementioned telecommunications credit, the delinquency and non-performing asset levels would have been .30% and $518,000, respectively, in 2001. The credit was charged off in 2002 and as a result is not included in the 2002 delinquency and non-performing asset levels. The allowance for loan losses is arrived at by management after careful consideration of various asset quality factors including delinquency rates and trends, non-performing and "watched" asset levels and overall historical charge-off rates by major loan type. The allowance for loan losses was 1.05% and 1.32% of gross loans at December 31, 2002 and 2001, respectively.

PROVISION FOR INCOME TAXES

    The Company's effective income tax rate for 2002 was 38.2% as compared to 35.3% in 2001. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2001 AND 2000

GENERAL

    Net income for 2001 was $2,032,000 or $.63 per diluted share compared to net income of $4,493,000 or $1.41 per diluted share from 2000, a net decrease of $2,461,000 or 54.8%. The overall decrease was attributable to increases in net realized losses on securities (corporate bond loss), provisions for possible loan losses, cumulative effect of change in accounting for costs of sales incentives, occupancy expenses (real estate writedowns), salaries and benefits expenses and other non-interest expense partially offset by increases in net interest margins, customer service fees and gains on mortgages.

INTEREST AND DIVIDEND INCOME

    Interest and dividend income increased $580,000 or 1.2% during 2001 as compared to 2000. The increase was attributable to increases in average earning assets, which was partially offset by a decrease in the yield on certain of those assets. The balance of average earning assets for 2001 was $704,574,000 as compared to $671,345,000 in 2000, an overall increase of $33,229,000 or 4.9%.

    The increase in earning assets was primarily driven by increases in mortgage-backed investments, offset in part by decreases in investment securities. The average balance of mortgage-backed securities was $239,381,000 for 2001 as compared to $182,432,000 for 2000, an increase of $56,949,000 or 31.2%. Investment securities average balances declined to $55,234,000 in 2001 from $80,797,000 in 2000, for decreases of $25,563,000 or 31.6%. The yield on mortgage-backed investments was 6.29% in 2001 as compared to 6.78% for 2000. The yield on investment securities was 7.30% in 2001 as compared to 6.92% in 2000. The yield on investment securities in 2001 was positively influenced by two agency issued bonds which had been purchased at a discount and were called at the issuer's option during the year. This resulted in $221,000 of discounts being taken into income which increased the yield on investment securities by 40 basis points. The resulting investment securities yield for 2001 excluding these discounts was 6.90%, which was slightly below the 2000 yield on these same investments. The yields on both mortgage-backed investments and investment securities have been primarily influenced by the rate environment which existed in 2001.

    The average balances of loans decreased slightly to $385,149,000 in 2001 as compared to $385,671,000 in 2000, a decrease of $522,000 or .1%. The balances declined primarily as a result of residential mortgage loans paying off more quickly in 2001 due to historically lower interest rates available on new mortgages which prompted customers to refinance those loans (see later discussion regarding mortgage origination volumes and gains on sales of mortgages). Additionally, given the historically low rates available on loans originated or for purchase, management elected to purchase mortgage-backed investment securities rather than loans due to generally shorter available average lives in light of the interest rate environment in comparison to those historically typically available.

INTEREST EXPENSE

    Interest expense for 2001 decreased $753,000 or 2.7% to $27,643,000 in 2001 from $28,396,000 in 2000, generally due to decreases in the rates paid on non-time deposits and borrowed funds and declines in the average balances of borrowed funds, offset in part by increases in the rates paid on time deposits and overall increases in average deposit balances. The average balance of core and time deposits rose to $278,481,000 and $193,418,000, respectively, in 2001 as compared to $240,673,000 and $174,785,000, respectively, in 2000, for increases of $37,808,000 or 15.7% and $18,633,000 or 10.7%, respectively. These increases in core and time deposits in 2001 as compared to 2000 related to the attractiveness of the Company's retail products and services in the marketplace it serves as well as reflecting some of the benefits of the fallout from the "in market" bank merger activity in mid-2000. The average balances of borrowed funds decreased overall to $224,347,000 in 2001 as compared to $243,359,000 in 2000, a decline of $19,012,000 or 7.8%. This decrease in borrowings was achieved due to the Company's success in attracting deposits during 2001.

    The blended average rate paid on deposits and borrowed funds was 4.36% in 2001 as compared to 4.69% in 2000. The overall weighted average rates paid on borrowed funds declined to 5.77% in 2001 from 6.32% in 2000. This decrease is reflective of actions taken by the Federal Reserve in 2001. The weighted average rates paid on deposits was 3.59% in 2001 as compared to 3.60% in 2000. The cost of core deposits, including non-interest bearing DDAs, declined to 1.30% in 2001 from 1.39% in 2000. The cost of time deposits, however, actually increased to 5.72% in 2001 from 5.54% in 2000 despite the declining interest rate environment. The rates paid on time deposits increased in 2001 generally due to intense competition on the pricing of time deposits which existed since the third quarter of 2000.

NON-INTEREST INCOME

    Total non-interest income increased $870,000 or 9.8% in 2001 as compared to 2000. Customer service fees were $7,949,000 in 2001 as compared to $6,396,000 in 2000 for an increase of $1,553,000 or 24.3%. These fees rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios and continued success in cross-selling customers other products and services, debit card activity and sales of mutual funds and annuities (the Company received regulatory approval to sell insurance annuities in May 2001). The sales of mutual funds and insurance annuities accounted for $335,000 of the aforementioned increase in customer service fees. Loan servicing fees and gains on sales of mortgage loans were $255,000 and $2,888,000 respectively in 2001 as compared to $311,000 and $1,315,000, respectively, in 2000. The increase in gains on sales of mortgage loans of $1,573,000 or 119.6% was generally due to a favorable market for residential loan originations which existed for most of 2001 as compared to 2000. This favorable market was due to lower available mortgage rates in 2001. Loan servicing fees have continued to decline as the Company has been selling loans on a servicing released basis since 1996 and as a result, in combination with loan payoffs this portfolio has continued to decline.

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

NON-INTEREST EXPENSE

    Non-interest expenses for 2001 increased $4,072,000 or 18.8% compared to 2000. Salaries and employee benefits increased $1,412,000 or 12.8% in 2001 as compared to 2000 primarily due to the opening of the Canton (November 2000) and Hanover (July 2001) branches ($340,000); increases in salaries and commissions on brokerage and annuity sales associated with higher revenues and sales volumes ($329,000); increases in salaries and commissions associated with the increases in mortgage origination and sales volumes and related gains on sales (approximately $212,000) and other general increases in salaries and customer service staffing levels. Occupancy expenses were $831,000 or 26.0% higher in 2001 as compared to 2000. This increase included approximately $635,000 of writedowns related to management's re-valuation of some non-branch premises and real estate holdings in the fourth quarter of 2001. Additionally, the cost for occupancy and equipment were also influenced by the openings of the Canton (November 2000) and Hanover (July 2001) offices the impact of which increased costs by approximately $208,000. The Company also realized increases in the cost of utilities and snow removal during 2001 as compared to 2000 of approximately $74,000. These increases were partially offset by a decrease in occupancy and equipment expenses related to the expiration of maintenance contracts associated with the Company's prior mainframe system of approximately $177,000.

    Other non-interest expenses, including Trust Preferred Securities Expense, also increased $1,829,000 or 24.5%. This increase was attributable to increases associated with the Company's payments to a third party service bureau (the Company converted from an in-house mainframe system in June 2000), which have also been influenced by higher customer volumes in 2001 as compared to 2000 (approximately $482,000), increases in marketing expenses ($420,000), increases in costs for item processing and statement rendering which were related to higher volumes of items processed and accounts serviced (approximately $164,000) higher foreclosure and workout related expenses primarily associated with legal and professional cost for one large credit (approximately $206,000; see Provision for Loan Losses and Credit Quality for additional discussion) and other general volume related and inflationary increases.

PROVISION FOR LOAN LOSSES

    The provision for loan losses was $1,705,000 for 2001 which had increased from $160,000 in 2000, for an increase of $1,545,000 or 965.6%. This increase in provision primarily related to two credits, both of which were on non-accrual at December 31, 2001. The most significant of these credits was a $3,363,000 relationship which was primarily a commercial credit involved in the telecommunications industry. The delinquency rate and non-performing assets at December 31, 2001 were 1.16% and $3,959,000, respectively as compared to .22% and $556,000, respectively, at December 31, 2000. Without the aforementioned telecommunications credit, the delinquency and non-performing asset levels would have been .30% and $518,000, respectively, which is more consistent with the December 31, 2000 levels. The allowance for loan losses is arrived at by management after careful consideration of various asset quality factors including delinquency rates and trends, non-performing and "watched" asset levels and overall historical charge-off rates by major loan type. The allowance for loan losses was 1.32% and 1.02% of gross loans at December 31, 2001 and 2000, respectively.

PROVISION FOR INCOME TAXES

    The Company's effective income tax rate for 2001 was 35.3% as compared to 36.0% in 2000. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING

    In December 2001, the Company elected to early adopt EITF 00-14-"Accounting for Certain Sales Incentives." This pronouncement provided additional guidance for the accounting for the cost of incentives given to customers to open new deposit accounts with the Bank. Under this guidance the cost of the incentive should be charged to earnings on the date the account is opened. This varies from the previous methodology used by the Company which was to defer this cost and amortize it to expense over the expected life of the deposit account relationship. The impact of this change in accounting is reflected on a net of tax basis as if it were applied at the beginning of the current year. The cumulative effect of this change in accounting principle was to write off the unamortized portion of previously capitalized incentives at January 1, 2001 totaling $298,000, net of tax. Additionally previously reported quarterly operating results have been restated to reflect the application of the new accounting principle in 2001. This quarterly restatement did not have a material impact on the quarterly results (Note 27)

ASSET/LIABILITY MANAGEMENT

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

    The Company's limits on interest rate risk specify that if interest rates were to ramp up or down 200 basis points over a 12 month period, estimated net interest income for the next 12 months should decline by less than 10%. Given the unusually low rate environment at December 31, 2002, the Company assumed a 100 basis point decline in interest rates rather than the 200 basis point used at December 31, 2001. The following table reflects the Company's estimated exposure, as a percentage of estimated net interest income for the next 12 months, which does not materially differ from the impact on net income, on the above basis:

                                                          ESTIMATED EXPOSURE AS A
                                                             % OF NET INTEREST
                                                                  INCOME
RATE CHANGE                                               -----------------------
(BASIS POINTS)                                               DECEMBER 31, 2002
--------------                                            -----------------------
+200....................................................            4.20%
-100....................................................          (3.67)%

                                                             DECEMBER 31, 2001
                                                          -----------------------
+200....................................................            3.19%
-200....................................................          (2.52)%

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

    Management desires to expand its interest earning asset base in future periods primarily through growth in the Company's loan portfolio. Loans comprised approximately 48.0% of the average interest earning assets in 2002. In the future, the Company intends to continue to be competitive in the residential mortgage market but plans to place greater emphasis on home equity and commercial loans. The Company also historically has been and expects to remain active in pursuing wholesale opportunities to purchase loans. During 2002, 2001, and 2000, the Company acquired approximately $10,800,000, $79,700,000 and $0, respectively, of residential first mortgages which are serviced by others.

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

    Management believes current interest rates to be at the lower end of the interest rate cycle. As a result, management has been very selective in the types and terms of loans and investments that are put on the Company's balance sheet. As a result, the Company has shifted its investment strategy during the fourth quarter of 2001 and throughout 2002 toward investment securities with average lives closer to 2 to 4 years in order to put the Company in a more favorable environment as rates eventually rise. Most of the Company's residential loan production has been sold in the secondary market as part of this strategy.

    During 2002, the Company continued to experience high levels of prepayment activity in its mortgage-related assets (residential mortgages and mortgage-backed securities) which comprise approximately 61% of the Company's balance sheet as of December 31, 2002.

    The level of the Company's liquid assets and the mix of its investments may vary, depending upon management's judgment as to market trends, the quality of specific investment opportunities and the relative attractiveness of their maturities and yields. Management will continue to evaluate future funding strategies and alternatives and continue to focus its efforts on attracting core, retail deposit relationships.

    The Company is also a voluntary member of the Federal Home Loan Bank ("FHLB") of Boston. This borrowing capacity assists the Company in managing its asset/liability growth because, at times, the Company considers it more advantageous to borrow money from the FHLB of Boston than to raise money through non-core deposits (i.e., certificates of deposit). Borrowed funds totaled $178,015,000 at December 31, 2002 compared to $201,549,000 at December 31, 2001.
These borrowings are primarily comprised of FHLB of Boston advances and have primarily funded residential loan originations and purchases as well as mortgage-backed investments and investment securities.

    Also, the Company obtained funding in June 1998 through the issuance of Trust Preferred Securities which carry a higher interest rate than similar FHLB borrowings but at the same time are included as capital, without diluting earnings per share, and are tax deductible. See "Liquidity and Capital Resources" for further discussion.

    The following table sets forth maturity and repricing information relating to interest sensitive assets and liabilities at December 31, 2002. The balance of such accounts has been allocated among the various periods based upon the terms and repricing intervals of the particular assets and liabilities. For example, fixed rate residential mortgage loans and mortgage-backed securities, regardless of "available for sale" classification, are shown in the table in the time periods corresponding to projected principal amortization computed based on their respective weighted average maturities and weighted average rates using prepayment data available from the secondary mortgage market.

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

    While this table presents a cumulative negative gap position in the 6 month to 5 year horizon, the Company considers its earning assets to be more sensitive to interest rate movements than its liabilities. In general, assets are tied to increases that are immediately impacted by interest rate movements while deposit rates are generally driven by market area and demand which tend to be less sensitive to general interest rate changes. In addition, other savings accounts and money market accounts are substantially stable core deposits, although subject to rate changes. A substantial core balance in these types of accounts is anticipated to be maintained over time.

                                                                 REPRICING/MATURITY INTERVAL
                                        -----------------------------------------------------------------------------
                                                                                                    OVER
AT DECEMBER 31, 2002                    0-6 MOS.    6-12 MOS.   1-2 YRS.    2-3 YRS.   3-5 YRS.    5 YRS.     TOTAL
--------------------                    ---------   ---------   ---------   --------   --------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
Assets subject to interest rate
  adjustment:
  Short-term investments..............  $  77,878   $      --   $      --   $     --   $     --   $     --   $ 77,878
  Bonds and obligations...............      2,976       7,315      32,411      6,256         --         35     48,993
  Mortgage-backed investments.........     67,045      41,179      23,088     20,527     41,343    101,578    294,760
  Mortgage loans subject to rate
    review............................     64,327      13,402      12,993     12,844     13,428      2,602    119,596
  Fixed rate mortgage loans...........     89,526      15,763      27,404     28,766     67,179     31,346    259,984
  Commercial and other loans
    contractual maturity..............      9,517       2,413       1,466      1,117      1,563      1,408     17,484
                                        ---------   ---------   ---------   --------   --------   --------   --------
    Total.............................    311,269      80,072      97,362     69,510    123,513    136,969    818,695
                                        ---------   ---------   ---------   --------   --------   --------   --------
Liabilities subject to interest rate
  adjustment:
  Money market deposit accounts.......     87,693          --          --         --         --         --     87,693
  Savings deposits--term
    certificates......................     89,903      35,542      31,347     20,945     12,404         --    190,141
  Other savings accounts..............    277,834          --          --         --         --         --    277,834
  Borrowed funds......................     37,006      12,500      40,000         --     13,500     75,009    178,015
                                        ---------   ---------   ---------   --------   --------   --------   --------
    Total.............................    492,436      48,042      71,347     20,945     25,904     75,009    733,683
                                        ---------   ---------   ---------   --------   --------   --------   --------
Guaranteed preferred beneficial
  interest in junior subordinated
  debentures..........................         --          --          --         --         --     12,238     12,238
                                        ---------   ---------   ---------   --------   --------   --------   --------
Excess (deficiency) of rate sensitive
  assets over rate sensitive
  liabilities.........................   (181,167)     32,030      26,015     48,565     97,609     49,722     72,774
                                        ---------   ---------   ---------   --------   --------   --------   --------
Cumulative excess (deficiency) of rate
  sensitive assets over rate sensitive
  liabilities(1)......................  $(181,167)  $(149,137)  $(123,122)  $(74,557)  $ 23,052   $ 72,774
                                        ---------   ---------   ---------   --------   --------   --------
Rate sensitive assets as a percent of
  rate sensitive liabilities
  (cumulative)........................       64.0%       73.1%       80.5%      88.8%     104.1%     110.3%

AT DECEMBER 31, 2001
--------------------
Cumulative excess (deficiency) of rate
  sensitive assets over rate sensitive
  liabilities.........................  $(215,221)  $(197,125)  $(128,006)  $(77,770)  $ 31,170   $ 68,902
                                        ---------   ---------   ---------   --------   --------   --------
Rate sensitive assets as a percent of
  rate sensitive liabilities
  (cumulative)........................       49.5%       58.6%       75.2%      85.6%     105.6%     110.7%

--------------------------

(1) Cumulative as to the amounts previously repriced or matured. Assets held for sale are reflected in the period in which sales are expected to take place. Securities classified as available for sale are shown at repricing/ maturity intervals as if they are to be held to maturity as there is no definitive plan of disposition. They are also shown at amortized cost.

LIQUIDITY AND CAPITAL RESOURCES

    Payments and prepayments on the Company's loan and mortgage-backed investment portfolios, sales of fixed rate residential loans, increases in deposits, borrowed funds and maturities of various investments comprise the Company's primary sources of liquidity. The Company is also a voluntary member of the FHLB of Boston and, as such, is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to outside sources. Qualified collateral generally consists of residential first mortgage loans, securities issued, insured or guaranteed by the U.S. Government or its agencies, and funds on deposit at the FHLB of Boston. Short-term advances may be used for any sound business purpose, while long-term advances may be used only for the purpose of providing funds to finance housing. At December 31, 2002, the Company had approximately $300,000,000 in unused borrowing capacity that is contingent upon the purchase of additional FHLB of Boston stock. Use of this borrowing capacity is also impacted by capital adequacy considerations.

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

    Non-performing assets were $2,031,000 at December 31, 2002, compared to $3,959,000 at December 31, 2001, a decrease of $1,928,000 or 49%. The Company's percentage of delinquent loans to total loans was .62% at December 31, 2002, as compared to 1.16% at December 31, 2001. The non-performing asset and delinquency statistics noted above as of December 31, 2001 were adversely impacted by a single commercial loan relationship and an associated residential mortgage with total balances of approximately $3,363,000. If this relationship were excluded, the non-performing assets and delinquency ratios would have been $518,000 and ..30%, respectively. Management believes that while delinquency rates and non-performing assets remain at relatively low levels, these factors are at historic lows, and at some point in the future a continued economic slowdown would likely result in future increases in problem assets and ultimately loan loss provisions. Management continues to monitor the overall economic environment and its potential effects on future credit quality on an ongoing basis.

    The Company's total stockholders' equity was $57,780,000 or 6.4% of total assets at December 31, 2002, compared with $38,219,000 or 5.0% of total assets at December 31, 2001. The increase in total stockholders' equity of approximately $19,561,000 or 51.2% primarily resulted from the MAFN acquisition, increases in the unrealized gain on the market value of available for sale securities, net of taxes and earnings of the Company. Dividends paid partially offset the effect of these increases.

    The Company issued $12,650,000 of 8.25% Trust Preferred Securities in
June 1998. Under current regulatory guidelines, trust preferred securities are allowed to represent up to approximately 25% of the Company's Tier 1 capital with any excess amounts available as Tier 2 capital. As of December 31, 2002, all of these securities were included in Tier 1 capital.

    Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a "well-capitalized" classification. At December 31, 2002, the Company's Tier 1 leverage capital ratio was approximately 6.00%. In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% (6.00% for "well-capitalized") and a minimum ratio of total capital to risk-weighted assets of 8.00% (10.00% for "well-capitalized"). At December 31, 2002, the Company's Tier 1 and total risk-based capital ratios were approximately 12.74% and 13.73%, respectively. The Company is categorized as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.). The Bank is also categorized as "well-capitalized" as of December 31, 2002.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND LESS LIQUID ASSETS

    In connection with its operating activities, the Company enters into certain contractual obligations, as well as commitments to fund loans. The Company's future cash payments associated with its contractual obligations pursuant to its long-term debt and operating lease obligations as of December 31, 2002 are summarized below:

                                                                   PAYMENTS DUE
                                           -------------------------------------------------------------
                                           WITHIN 1   OVER 1 YEAR   OVER 3 YEARS
                                             YEAR     TO 3 YEARS     TO 5 YEARS    THEREAFTER    TOTAL
                                           --------   -----------   ------------   ----------   --------
                                                               (DOLLARS IN MILLIONS)
Borrowed funds(1)........................  $39,506      $40,000       $13,947        $84,562    $178,015
Operating leases(2)......................    1,361        2,790         2,771          4,949      11,871
                                           -------      -------       -------        -------    --------
  Total..................................  $40,867      $42,790       $16,718        $89,511    $189,886
                                           =======      =======       =======        =======    ========

------------------------

(1) See Notes 9 and 10 to the consolidated financial statements.

(2) See Note 12 to the consolidated financial statements.

    The Company's commitments associated with funding loans as of December 31, 2002 are summarized below. Since commitments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

                                            WITHIN 1   OVER 1 YEAR   OVER 3 YEARS
                                              YEAR     TO 3 YEARS     TO 5 YEARS    THEREAFTER    TOTAL
                                            --------   -----------   ------------   ----------   --------
                                                               (DOLLARS IN THOUSANDS)
Commitments to grant loans(1).............  $72,288     $      --     $      --     $      --    $72,288
Commitments to advance funds under
  construction loan arrangements(1).......    4,992            --            --            --      4,992
                                            -------     ---------     ---------     ---------    -------
                                            $77,280     $      --     $      --     $      --    $77,280
                                            =======     =========     =========     =========    =======

------------------------

(1) See Note 12 to the consolidated financial statements.

    The table above does not include commitments to extend credit for consumer loans or other commercial lines of credit in the amount of $34,009,000. Such commitments arise from agreements with customers for unused lines of credit on certain home equity loans or business lines of credit secured generally by all business assets, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness (see Note 6 to the consolidated financial statements).

    At December 31, 2002, certain assets of the Company, such as real property, equipment and leasehold improvements, totaling $13,364,000 and intangibles of $10,383,000 were illiquid, although real property, if accepted by the FHLB, could be used to secure additional borrowings at approximately 50% of the lesser of the book or market value.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations--Reporting Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged. The Company adopted SFAS
No. 144 on January 1, 2002; it did not have a material impact on the Company's Consolidated Financial Statements.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 among other things, addresses financial accounting and reporting of gains and losses from extinguishment of debt. SFAS No. 145 requires gains and losses resulting from the extinquishment of debt to be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and amends SFAS No. 13, "Accounting for Leases." SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company does not believe the adoption of this Statement will have a material impact on the Company's financial position or results of operations.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. The statement supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe the adoption of this Statement will have a material impact on the Company's financial position or results of operations.

    In October 2002, the FASB issued SFAS 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution and supersedes the specialized accounting guidance provided in SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. SFAS 147 became effective upon issuance and requires companies to cease amortization of unidentified intangible assets associated with certain branch acquisitions and reclassify these assets to goodwill. SFAS 147 also modifies SFAS 144 to include in its scope long-term customer-relationship intangible assets and thus subject those intangible assets to the same measurement provisions required for other long-lived assets.

    The provisions of SFAS 147 are effective for acquisitions for which the date of acquisition is on or after October 1, 2002 and the guidance for the impairment of long-term customer relationship intangible assets is effective October 1, 2002. The Company did not have any unidentified intangible assets that required reclassification to goodwill and there were no adjustments required for impairment based on management's assessment of intangible assets and goodwill.

    In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS 5, Accounting for Contingencies, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in an SPE, and guarantees of a company's own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 12. The Company does not expect the requirements of FIN 45 to have a material impact on results of operations, financial position, or liquidity.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 amends No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. Companies are able to eliminate a "ramp-up" effect that the SFAS No. 123 transition rule creates in the year of adoption. Companies can choose to elect a method that will provide for comparability amongst years reported. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. Should the Company consider the adoption of fair value based compensation of stock options, the potential impact to the Company of adopting such accounting can be seen in Note 1 to Consolidated Financial Statements included in Item 8 hereof.

    In January 2003, the FASB issued FASB Interpretation no. 46 (FIN 46), Consolidation of Variable Interest entities. The objective of FIN 46 is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, results of operations of a VIE need to be included in a company's consolidated financial statements. The provisions of FIN 46 became effective upon issuance. As of December 31, 2002 the Company had no variable interest entities.

    In April, 2003, the Financial Accounting Standards Board issued SFAS
No. 149, "Amendment of Statement 133 on Derivative and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain contracts that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15,

2003. The Company has not completed an analysis to determine the potential impact of this statement, but does not believe that it will have a material impact on the Company's financial position or results of operation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION--"Asset/Liability Management."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Abington Bancorp, Inc.:

In our opinion, the accompanying consolidated balance sheets at December 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and of cash flows for the years then ended present fairly, in all material respects, the financial position of Abington Bancorp, Inc. and its subsidiaries (the "Corporation") as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Corporation for the year ended December 31, 2000, prior to the revisions discussed in Notes 1 and 17, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 14, 2002.

As discussed in Note 1 to the financial statements, effective January 1, 2001 the Corporation changed its method of accounting for the cost of incentives given to new customers. As also discussed in Note 1, the Corporation changed its method of accounting for goodwill and other intangible assets effective
January 1, 2002.

As discussed in Note 26 to the financial statements, the Corporation has restated its financial statements as of December 31, 2001 and for the year then ended, previously audited by other independent accountants who have ceased operations.

As discussed above, the financial statements of the Corporation for the year ended December 31, 2000 were audited by other independent accountants who have ceased operations. As discussed in Notes 1 and 17 to the financial statements, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142, which was adopted by the Corporation as of January 1, 2002. We audited the transitional disclosures discussed in Notes 1 and 17. In our opinion, the transitional disclosures for 2000 discussed in Notes 1 and 17 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 financial statements of the Corporation other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
May 14, 2003

    THIS REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP ("ANDERSEN") REPORT AND HAS NOT BEEN REISSUED BY ANDERSEN. THE INCLUSION OF THIS PREVIOUSLY ISSUED ANDERSEN REPORT IS MADE PURSUANT TO RULE 2.02(E) OF REGULATION S-X. NOTE THAT THIS PREVIOUSLY ISSUED ANDERSEN REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS WHICH ARE NOT REQUIRED TO BE PRESENTED, AND HAVE NOT BEEN PRESENTED, IN THE CORPORATION'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002.

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

Arthur Andersen LLP
Boston, Massachusetts
January 14, 2002

    SUBSEQUENT TO THE DATE OF THIS REPORT, THE CORPORATION'S CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001 AND THE RELATED CONSOLIDATED STATEMENTS OF INCOME, CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME, AND CASH FLOWS FOR THE YEAR THEN ENDED WERE RESTATED BY THE COMPANY. THE RESTATED 2001 FINANCIAL STATEMENTS WERE AUDITED BY PRICEWATERHOUSECOOPERS LLP WHOSE REPORT APPEARS ON PAGE 40 OF THIS ANNUAL REPORT ON FORM 10-K. SEE EXPLANATORY NOTE PRECEDING ITEM 1 AND NOTE 26 OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8 OF THIS ANNUAL REPORT ON FORM 10-K FOR A DISCUSSION OF THE RESTATEMENT. CERTAIN CHANGES ALSO HAVE BEEN MADE TO THE ORIGINAL NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING NOTES WITH RESPECT TO 2000 TO INCLUDE THE TRANSITIONAL DISCLOSURE REQUIRED BY SFAS NO. 142, WITH RESPECT TO WHICH ARTHUR ANDERSEN LLP DID NOT AUDIT THE CHANGES.

ABINGTON BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
DOLLARS IN THOUSANDS)                                           2002        2001
---------------------                                         --------   ----------
                                                                         (RESTATED)
ASSETS
Cash and due from banks.....................................  $ 31,238    $ 21,706
Short-term investments......................................    77,878      32,870
                                                              --------    --------
  Total cash and cash equivalents...........................   109,116      54,576
                                                              --------    --------
Loans held for sale.........................................    35,629      22,705
Securities:
Available for sale--at fair value...........................   352,339     276,787

Loans.......................................................   361,434     386,329
  Less: Allowance for loan losses...........................    (4,212)     (5,482)
                                                              --------    --------
    Loans, net..............................................   357,222     380,847
                                                              --------    --------
Federal Home Loan Bank stock, at cost.......................    14,042      12,910
Banking premises and equipment, net.........................    13,364       8,784
Goodwill....................................................     5,768       1,526
Intangibles.................................................     4,615         733
Bank-owned life insurance...................................     3,863       3,678
Deferred tax asset, net.....................................        --         307
Other assets................................................     7,262       5,955
                                                              --------    --------
                                                              $903,220    $768,808
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits....................................................  $646,628    $497,459
Short-term borrowings.......................................    11,006       8,049
Long-term debt..............................................   167,009     193,500
Accrued taxes and expenses..................................     2,657       3,452
Deferred tax liability......................................     4,132          --
Other liabilities...........................................     1,770      15,966
                                                              --------    --------
  Total liabilities.........................................   833,202     718,426
                                                              --------    --------
Guaranteed preferred beneficial interests in the Company's
  junior subordinated debentures............................    12,238      12,163
Commitments and contingencies (Note 12).....................
Stockholders' equity:
Serial preferred stock, $.10 par value, 3,000,000 shares
  authorized; none issued...................................        --          --
Common stock, $.10 par value, 12,000,000 shares authorized;
  5,552,608 shares issued in 2002 and 4,925,000 shares
  issued in 2001............................................       555         492
Additional paid-in capital..................................    34,340      23,081
Retained earnings...........................................    35,106      30,358
                                                              --------    --------
                                                                70,001      53,931
                                                              --------    --------
Treasury stock--1,807,000 shares in 2002 and 2001, at
  cost......................................................   (17,584)    (17,584)
Compensation plans..........................................       120         120
Net unrealized gain on available for sale securities, net of
  taxes.....................................................     5,243       1,752
                                                              --------    --------
  Total stockholders' equity................................    57,780      38,219
                                                              --------    --------
                                                              $903,220    $768,808
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         DECEMBER 31,
                                                              ----------------------------------
                                                                2002         2001        2000
                                                              ---------   ----------   ---------
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                   (RESTATED)
Interest and dividend income:
  Interest and fees on loans................................  $  25,300   $  28,733    $  29,292
  Interest on mortgage-backed investments...................     17,306      15,069       12,377
  Interest on bonds and obligations.........................      1,979       4,034        5,591
  Dividend income...........................................        544         972        1,031
  Interest on short-term investments........................        397         121           58
                                                              ---------   ---------    ---------
    Total interest and dividend income......................     45,526      48,929       48,349
                                                              ---------   ---------    ---------
Interest expense:
  Interest on deposits......................................     10,802      14,697       13,017
  Interest on short-term borrowings.........................        176       1,216        6,572
  Interest on long-term debt................................     10,117      11,730        8,807
                                                              ---------   ---------    ---------
    Total interest expense..................................     21,095      27,643       28,396
                                                              ---------   ---------    ---------
Net interest income.........................................     24,431      21,286       19,953
Provision for loan losses...................................        225       1,705          160
                                                              ---------   ---------    ---------
Net interest income after provisions for possible loan
  losses....................................................     24,206      19,581       19,793
                                                              ---------   ---------    ---------

Non-interest income:
  Loan servicing fees.......................................        225         255          311
  Customer service fees.....................................      8,679       7,949        6,396
  Gain (loss) on sales of securities, net...................       (157)     (1,723)         405
  Gain on sales of mortgage loans, net......................      4,338       2,888        1,315
  Net gain on sales and write-down of other real estate
    owned...................................................        297          (2)          --
  Other.....................................................        369         402          472
                                                              ---------   ---------    ---------
    Total non-interest income...............................     13,751       9,769        8,899
                                                              ---------   ---------    ---------

Non-interest expense:
  Salaries and employee benefits............................     14,776      12,434       11,022
  Occupancy and equipment expenses..........................      3,869       4,032        3,201
  Trust preferred securities expense........................      1,120       1,120        1,120
  Other non-interest expenses...............................      8,202       8,161        6,332
                                                              ---------   ---------    ---------
    Total non-interest expense..............................     27,967      25,747       21,675
                                                              ---------   ---------    ---------
Income before income taxes and cumulative effect of change
  in accounting principle...................................      9,990       3,603        7,017
Provision for income taxes..................................      3,816       1,273        2,524
                                                              ---------   ---------    ---------
Net income before cumulative effect of change in accounting
  principle.................................................  $   6,174   $   2,330    $   4,493
  Cumulative effect of change in accounting principle, net
    of tax of $200..........................................         --        (298)          --
                                                              ---------   ---------    ---------
  Net income................................................  $   6,174   $   2,032    $   4,493
                                                              =========   =========    =========
Earnings per share:
  Basic--
  Income before cumulative effect of change in accounting
    principle...............................................  $    1.83   $     .75    $    1.46
  Cumulative effect of change in accounting principle.......         --        (.10)          --
                                                              ---------   ---------    ---------
  Net income................................................  $    1.83   $     .65    $    1.46
                                                              =========   =========    =========
  Weighted average common shares............................  3,371,000   3,105,000    3,068,000
                                                              =========   =========    =========
  Diluted--
  Income before cumulative effect of change in accounting
    principle...............................................  $    1.76   $     .72    $    1.41
  Cumulative effect of change in accounting principle.......         --        (.09)          --
                                                              ---------   ---------    ---------
  Net income................................................  $    1.76   $     .63    $    1.41
                                                              =========   =========    =========
  Weighted average common shares and common share
    equivalents.............................................  3,510,000   3,228,000    3,186,000
                                                              =========   =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                NET
                                                                                            UNREALIZED
                                                                                            GAIN (LOSS)
                                                                                                ON
                                                         ADDITIONAL                          AVAILABLE
                                               COMMON     PAID-IN     RETAINED   TREASURY    FOR SALE     COMPENSATION
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)   STOCK      CAPITAL     EARNINGS    STOCK     SECURITIES        PLANS        TOTAL
--------------------------------------------  --------   ----------   --------   --------   -----------   -------------   --------
Balance at December 31, 1999...............     $483      $22,610     $26,176    $(15,885)    $(5,581)        $ 29        $27,832

Net income.................................       --           --       4,493         --           --           --          4,493
Exercise of stock options..................        5          255          --         --           --           --            260
Amortization of unearned compensation--
  ESOP.....................................       --           50          --         --           --           68            118
Obligation related to directors' deferred
  stock plan...............................       --           --          --         --           --           14             14
Dividends declared ($.36 per share)........       --           --      (1,099)        --           --           --         (1,099)
Repurchase of common stock.................       --           --          --     (1,699)          --           --         (1,699)
Change in market value on available for sale
  securities, net of taxes.................       --           --          --         --        4,386           --          4,386
                                                ----      -------     -------    --------     -------         ----        -------

Balance at December 31, 2000...............     $488      $22,915     $29,570    $(17,584)    $(1,195)        $111        $34,305

Net income as restated.....................       --           --       2,032         --           --           --          2,032
Exercise of stock options..................        4          166          --         --           --           --            170
Obligation related to directors' deferred
  stock plan...............................       --           --          --         --           --            9              9
Dividends declared ($.40 per share)........       --           --      (1,244)        --           --           --         (1,244)
Change in market value on available for sale
  securities, net of taxes.................       --           --          --         --        2,947           --          2,947
                                                ----      -------     -------    --------     -------         ----        -------

Balance at December 31, 2001 as restated...     $492      $23,081     $30,358    $(17,584)    $ 1,752         $120        $38,219

Net income.................................       --           --       6,174         --           --           --          6,174
Issuance of stock for MAFN acquisition.....       51       10,368          --         --           --           --         10,419
Exercise of stock options..................       12          891          --         --           --           --            903
Increase in unrealized gain on available for
  sale securities, net of taxes............       --           --          --         --        3,491           --          3,491
Dividends declared ($.41 per share)........       --           --      (1,426)        --           --           --         (1,426)
                                                ----      -------     -------    --------     -------         ----        -------

Balance at December 31, 2002...............     $555      $34,340     $35,106    $(17,584)    $ 5,243         $120        $57,780
                                                ====      =======     =======    ========     =======         ====        =======

  The accompanying notes are an integral part of these consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2002        2001        2000
                                                              --------   ----------   --------
(DOLLARS IN THOUSANDS)                                                   (RESTATED)
Net income, as reported.....................................   $6,174      $ 2,032     $4,493
Unrealized gains on securities, net of tax provisions of
  $1,810, $922 and $2,503, in 2002, 2001 and 2000,
  respectively..............................................    3,389        1,827      4,649
Less: Reclassification adjustment for securities gains
  (losses) included in net income, net of tax (benefits)
  provisions of $(55), $(603) and $142, in 2002, 2001 and
  2000, respectively........................................     (102)      (1,120)       263
                                                               ------      -------     ------
Comprehensive income (loss).................................   $9,665      $ 4,979     $8,879
                                                               ======      =======     ======

  The accompanying notes are an integral part of these consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2002         2001        2000
                                                              ---------   ----------   ---------
(DOLLARS IN THOUSANDS)                                                    (RESTATED)
Cash flows from operating activities:
  Net income................................................  $   6,174   $   2,032    $   4,493
  Adjustments to reconcile net income to net cash from
    operating activities:
    Provision for loan losses...............................        225       1,705          160
    Net (gain) loss on sales of other real estate owned.....       (297)          2           --
    Amortization, accretion and depreciation, net...........      3,742       2,693        1,761
    Provision (benefit) for (prepaid) deferred taxes........        596        (997)        (257)
    (Gain) loss on securities, net..........................        157       1,723         (405)
    Gain on sales of mortgage loans, net....................     (4,338)     (2,888)      (1,315)
    Loans originated for sale in the secondary market.......   (304,826)   (198,700)     (69,907)
    Proceeds from sales of loans............................    304,776     182,500       70,335
    Other, net..............................................    (18,496)     14,691       (2,737)
                                                              ---------   ---------    ---------
Net cash (used in) provided by operating activities.........    (12,287)      2,761        2,128
                                                              ---------   ---------    ---------
Cash flows from investing activities:
  Net cash received from Massachusetts Fincorp..............      4,493          --           --
  Proceeds from sales of available for sale securities......     30,570     133,355        4,839
  Proceeds from principal payments on and maturities of
    available for sale securities...........................    155,958     109,394       24,387
  Purchase of available for sale securities.................   (231,439)   (226,033)     (75,815)
  Loans (originated/purchased) paid, net....................     98,057     (12,386)      15,299
  Purchase of banking premises and equipment................     (2,706)     (1,576)      (1,966)
  Proceeds from sales of other real estate owned............      1,146         353           --
                                                              ---------   ---------    ---------
Net cash provided by (used in) investing activities.........     56,079       3,107      (33,256)
                                                              ---------   ---------    ---------
Cash flows from financing activities:
  Net increase in deposits..................................     49,218      42,712       65,055
  Net increase (decrease) in borrowings with maturities of
    3 months or less........................................        956     (31,516)    (107,986)
  Proceeds from issuance of short-term borrowings with
    maturities in excess of 3 months........................         --          --       10,000
  Principal payments on short-term borrowings with
    maturities in excess of 3 months........................         --     (10,000)      (5,000)
  Proceeds from issuance of long-term debt..................     35,000      75,000      101,717
  Principal payments on long-term debt......................    (74,003)    (54,067)     (36,350)
  Payment of cash dividends.................................     (1,326)     (1,209)        (982)
  Purchase of treasury stock................................         --          --       (1,699)
  Proceeds from the exercise of stock options...............        903         179          260
                                                              ---------   ---------    ---------
Net cash provided by financing activities...................     10,748      21,099       25,015
                                                              ---------   ---------    ---------
Net increase (decrease) in cash and cash equivalents........     54,540      26,967       (6,113)
Cash and cash equivalents at beginning of year..............     54,576      27,609       33,722
                                                              ---------   ---------    ---------
Cash and cash equivalents at end of year....................  $ 109,116   $  54,576    $  27,609
                                                              =========   =========    =========
Supplemental cash flow information:
Interest paid on deposits...................................  $  10,758   $  14,676    $  13,013
Interest paid on borrowed funds.............................     10,589      15,961       14,964
Income taxes paid...........................................      5,452       2,884        2,365
Transfers of loans to other real estate owned...............         --         355           --

Acquisition:
  Liabilities assumed.......................................    119,586          --           --
  Equity proceeds...........................................     10,419          --           --
  Less: assets purchased....................................    117,070          --           --
  Premium paid..............................................      8,442          --           --
                                                              ---------   ---------    ---------
  Net cash received.........................................  $   4,493   $      --    $      --
                                                              =========   =========    =========

 The accompanying notes are an integral part of these consolidated statements.

ABINGTON BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

    The consolidated financial statements include the accounts of Abington Bancorp, Inc. (the "Company") (a Massachusetts corporation) and its wholly-owned subsidiaries, Abington Savings Bank (the "Bank") and Abington Bancorp Capital Trust (See Note 3). The Bank also includes its wholly-owned subsidiaries, Abington Securities Corporation, Mass Securities Corporation and Mass SEC
Corp. II, which invest primarily in obligations of the United States Government and its agencies and equity securities, Old Colony Mortgage which originates and sells loans to investors on a servicing released basis (See Note 2), 70 Quincy Ave. LLC, which owns and operates a building in Quincy, which is also used as a bank branch; and Holt Park Place Development Corporation and Norroway Pond Development Corporation, each typically owning properties being marketed for sale. The Company's primary business is serving as the holding company of the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management's estimates and assumptions. The most significant estimates include those used in determining the allowance for loan losses and other than temporary impairment of investment securities.

RESTATEMENT AND RECLASSIFICATIONS

    Based on the findings of an internal accounting review initiated by the Company during the first quarter of 2003, the Company announced that it would revise its 2002 financial results that had previously been announced and would restate its previously issued 2001 financial statements. The revisions and restatement are necessary to correct accounting errors related to the acceleration of prepayments on mortgage-backed investment securities, errors in recording payments received on various investment securities and certain adjustments related to accruals for income and expense.

    During the internal accounting review, the Company identified a number of accounting errors recorded by its former controller, including underlying prepayment assumptions used in the calculation of interest income in 2002 that did not adequately reflect the actual prepayment rates received on a portion of its mortgage-backed securities (MBS) portfolio, and that certain payments received on a portion of its MBS portfolio were not properly applied. It was further determined, based upon the results of the preliminary review, that it would be necessary to revise the Company's previously announced financial results for 2002 and restate the Company's financial statements for 2001. The Company engaged its independent auditor, PricewaterhouseCoopers LLP, which replaced Arthur Andersen LLP in mid-2002, to undertake a re-audit of the year 2001. Accordingly, the financial statements as of and for the year ended December 31, 2001 have been restated to reflect the results of the 2001 re-audit.

    Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation.

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

    The Company had no securities classified as trading securities or held for investment at December 31, 2002 and 2001.

    Mortgage-backed investments are reduced by principal payments with discounts and premiums being recognized on a level yield basis in income by the interest method over the expected maturity of the investments.

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

LOANS AND ALLOWANCE FOR LOAN LOSSES

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

    Of the total loan portfolio at December 31, 2002, approximately 20% represents owner-occupied first mortgages located outside of Massachusetts, throughout the United States. In this purchased loan portfolio, the Company owns approximately $11,300,000 of loans collateralized by residential properties located in California. No other concentration in any other states, except for Massachusetts, exceeds 2.5% of total loans.

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

    The allowance for loan losses related to loans that are identified as impaired is based on discounted cash flows using the loan's effective interest rate or the fair value of the collateral for certain collateral dependent loans. The Company has determined that commercial and commercial real estate loans recognized by the Company as non-accrual, restructured troubled debt and certain internally adversely classified loans constitute the portfolio of impaired loans.

    The allowance for loan losses is based on management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Factors considered in determining the allowance requirements include, among other factors, local industry trends, management's ongoing review of individual loans, trends in levels of watched or criticized assets, an evaluation of results of examinations by regulatory authorities and analyses of historical trends in charge-offs and delinquencies. Loans are charged-off to the allowance for loan losses when, in the opinion of management, such loans are deemed to be uncollectible. The allowance is an estimate, and ultimate losses may vary from current estimates. As adjustments become necessary, they are reported in earnings during the periods in which they become known.

    The allowance for loan losses as of December 31, 2002 is based on management's estimate of the amount required to absorb losses in the loan portfolio based on known current circumstances including real estate market conditions. Additionally, management assesses the risk of inherent but unidentified losses which are believed to exist based on evaluation of watched asset report trends and analysis, the results of which are reflected in current reserves. However, uncertainty exists as to future trends in the local economy and real estate market. If there is significant deterioration in the local economy the Company would expect increases in non-performing loans requiring additional provisions for loan losses and increased lost interest income on non-accrual loans.

OTHER REAL ESTATE OWNED

    Real estate acquired by foreclosure and acquired by deed in lieu of foreclosure is classified as other real estate owned and initially recorded at the lower of cost or fair value less estimated selling costs. In the event subsequent declines in value are identified, other real estate owned is adjusted to fair market value through a charge to non-interest income.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

    On January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under the provisions on SFAS No. 142 goodwill can no longer be amortized over its estimated useful life, but rather must be subject to an annual assessment for impairment by applying a fair-value based test. The Company's other intangible assets have finite lives and are amortized on a straight-line basis over their estimated lives of 7 to 10 years. There were no adjustments required for impairment based upon management's analysis as of December 31, 2002.

    Upon the adoption of SFAS 142 the Company ceased amortizing its goodwill. The pro forma effect of adoption of SFAS 142 to the 2001 and 2000 results is shown in Note 17.

    On October 1, 2002, the Financial Accounting Standards Board ("FASB") released SFAS No. 147, "Acquisitions of Certain Financial Institutions." The statement allows financial institutions that have certain unidentifiable intangible assets that arose from business combinations where the fair value of liabilities assumed exceeded the fair value of assets acquired (or SFAS No. 72, assets) to reclassify these assets to goodwill as of the later of the date of acquisition or the application date of SFAS No. 142, January 1, 2002. SFAS 147 also modifies SFAS 144 to include in its scope long-term customer-relationship intangible assets and thus subject those intangible assets to the same measurement provisions required for other long-lived assets.

INCOME TAXES

    Tax assets and liabilities are reflected at currently enacted income tax rates. As changes in tax laws and rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

STOCK BASED COMPENSATION

    The Company accounts for stock options under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized when the stock options are granted.

    In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosure about the method of accounting for stock based compensation and the effect of the method on reported results.

    The Company continues to follow the intrinsic value method of accounting as prescribed by APB No. 25. The following table presents the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2002        2001        2000
                                                              --------   ----------   --------
                                                                         (RESTATED)
Net income..................................................   $6,174      $2,032      $4,493

Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of tax................................................     (132)       (252)       (356)
                                                               ------      ------      ------
Pro forma net income........................................   $6,042      $1,780      $4,137

Earnings per share:
  Basic:
    As reported.............................................   $ 1.83      $ 0.65      $ 1.46
    Pro forma...............................................   $ 1.79      $ 0.57      $ 1.35
  Diluted:
    As reported.............................................   $ 1.76      $ 0.63      $ 1.41
    Pro forma...............................................   $ 1.72      $ 0.55      $ 1.30

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations--Reporting Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged. The Company adopted SFAS No. 144 on January 1, 2002; it did not have a material impact on the Company's Consolidated Financial Statements.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 among other things, addresses financial accounting and reporting of gains and losses from extinguishment of debt. SFAS No. 145 requires gains and losses resulting from the extinquishment of debt to be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and amends SFAS No. 13, "Accounting for Leases." SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company does not believe the adoption of this Statement will have a material impact on the Company's financial position or results of operations.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. The statement supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe the adoption of this Statement will have a material impact on the Company's financial position or results of operations.

    In October 2002, the FASB issued SFAS 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution and supersedes the specialized accounting guidance provided in SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. SFAS 147 became effective upon issuance and requires companies to cease amortization of unidentified intangible assets associated with certain branch acquisitions and reclassify these assets to goodwill. SFAS 147 also modifies SFAS 144 to include in its scope long-term customer-relationship intangible assets and thus subject those intangible assets to the same measurement provisions required for other long-lived assets.

    The provisions of SFAS 147 are effective for acquisitions for which the date of acquisition is on or after October 1, 2002 and the guidance for the impairment of long-term customer relationship intangible assets is effective October 1, 2002. The Company did not have any unidentified intangible assets that required reclassification to goodwill and there were no adjustments required for impairment based on management's assessment of intangible assets and goodwill.

    In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS 5, Accounting for Contingencies, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in an SPE, and guarantees of a company's own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 12. The Company does not expect the requirements of FIN 45 to have a material impact on results of operations, financial position, or liquidity.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 amends No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. Companies are able to eliminate a "ramp-up" effect that the SFAS No. 123 transition rule creates in the year of adoption. Companies can choose to elect a method that will provide for comparability amongst years reported. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. Should the Company consider the adoption of fair value based compensation of stock options, the potential impact to the Company of adopting such accounting can be seen in Note 1 to Consolidated Financial Statements included in Item 8 hereof.

    In January 2003, the FASB issued FASB Interpretation no. 46 (FIN 46), Consolidation of Variable Interest entities. The objective of FIN 46 is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, results of operations of a VIE need to be included in a company's consolidated financial statements. The provisions of FIN 46 became effective upon issuance. As of December 31, 2002 the Company had no variable interest entities.

    In April, 2003, the Financial Accounting Standards Board issued
SFAS No. 149, "Amendment of Statement 133 on Derivative and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain contracts that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. The Company has not completed an analysis to determine the potential impact of this statement, but does not believe that it will have a material impact on the Company's financial position or results of operation.

2.  ACQUISITIONS

    On September 13, 2002 the Company completed the acquisition of Massachusetts Fincorp, Inc. (MAFN), the parent company of The Massachusetts Co-operative Bank with three branches in the Greater Boston area. The transaction was accounted for under the purchase method of accounting. Accordingly, the consolidated assets and liabilities of MAFN are included in the Company's consolidated balance sheet and the results of MAFN's operations have been included in the consolidated financial statements since September 14, 2002. The Company recorded goodwill of $4.2 million and other intangible assets of $4.2 million in connection with the acquisition.

Approximately 510,500 shares of Company stock were issued and the majority of previously outstanding options to purchase the stock of MAFN were converted to 80,145 options to acquire shares of the Company's common stock at prices ranging from $7.13 to $8.84.

    The following table summarizes the allocation of purchase price to assets and liabilities acquired on September 13, 2002:

                                                            (DOLLARS IN THOUSANDS)
Cash and cash equivalents.................................         $  4,493
Securities................................................           26,860
Loans.....................................................           83,932
Less: allowance for loan loss.............................             (739)
Loans, net................................................           83,193
FHLB Stock................................................            1,142
Fixed assets..............................................            4,367
Goodwill intangible.......................................            4,242
Core deposit intangible...................................            4,200
Other assets..............................................            1,508
                                                                   $130,005
Deposits..................................................           99,951
Borrowed funds............................................           14,548
Accrued and other liabilities.............................            5,087
Equity....................................................           10,419
                                                                   $130,005

    Following is supplemental information, reflecting selected pro forma results as if the acquisition had been consummated as of January 1, 2001 (in thousands, except EPS):

                                                            FOR THE YEARS ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              2002       2001
                                                            --------   --------
Total revenue.............................................  $ 64,829   $ 67,367
Income before cumulative effect of change in accounting
  principle...............................................     6,468      2,951
Net income................................................     6,468      2,653
Diluted earnings per share (EPS)..........................      1.84       0.82

    Total revenue includes net interest income and noninterest income.

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

    The 8.25% trust preferred securities pay quarterly distributions which commenced in September 1998. The Trust issued 1,265,000 preferred shares ($10 per share liquidation value). Total issuance costs of approximately $735,000 which was deferred and is netted against the outstanding value of the trust preferred securities on the accompanying balance sheet. The offering costs are being amortized over 10 years. Distributions, including those accrued and accumulated, and amortization expense totaling $1,120,000 for 2002, 2001, and 2000 relating to these trust preferred securities is reflected in the statement of operations in non-interest expense.

    The maturity date of the trust preferred securities may be shortened to a date not earlier than 2003 if certain conditions are met, including obtaining approval from the Board of Governors of the Federal Reserve System. The redemption price of the trust preferred securities would equal the liquidation value of each security.

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

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes as of December 31, 2002, that the Company and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. To be considered well-capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based capital ratios as set forth in the table below.

                                                                                         WELL-CAPITALIZED
                                                                                           UNDER PROMPT
                                                                      FOR CAPITAL        CORRECTIVE ACTION
                                               ACTUAL              ADEQUACY PURPOSES        PROVISIONS
                                         -------------------      -------------------   -------------------
                                          AMOUNT     RATIO         AMOUNT     RATIO      AMOUNT     RATIO
                                         --------   --------      --------   --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
As of December 31, 2002:
Company
  Total capital (to risk-weighted
    assets)............................  $58,604     13.73%       $34,153      8.00%        N/A       N/A
  Tier 1 capital (to risk-weighted
    assets)............................  $54,392     12.74%       $17,077      4.00%        N/A       N/A
  Tier 1 capital (to ending assets)....  $54,392      6.00%       $36,230      4.00%        N/A       N/A
Bank
  Total capital (to risk-weighted
    assets)............................  $58,253     13.06%       $35,931      8.00%    $44,914     10.00%
  Tier 1 capital (to risk-weighted
    assets)............................  $54,491     12.14%       $17,965      4.00%    $26,948      6.00%
  Tier 1 capital (to ending assets)....  $54,491      6.01%       $36,229      4.00%    $45,286      5.00%

As of December 31, 2001:
Company
  Total capital (to risk-weighted
    assets)............................  $51,607     12.57%       $32,856      8.00%        N/A       N/A
  Tier 1 capital (to risk-weighted
    assets)............................  $46,371     11.29%       $16,435      4.00%        N/A       N/A
  Tier 1 capital (to ending assets)....  $46,371      6.02%       $30,790      4.00%        N/A       N/A
Bank
  Total capital (to risk-weighted
    assets)............................  $51,530     12.56%       $32,834      8.00%    $41,042     10.00%
  Tier 1 capital (to risk-weighted
    assets)............................  $46,295     11.29%       $16,409      4.00%    $24,614      6.00%
  Total capital (to ending assets).....  $46,295      6.01%       $30,790      4.00%    $38,488      5.00%

5.  SECURITIES

    The amortized cost and fair value of securities classified as available for sale at December 31, 2002 and 2001 are as follows:

                                                                     AT DECEMBER 31,
                             -----------------------------------------------------------------------------------------------
                                                  2002                                       2001 (RESTATED)
                             ----------------------------------------------   ----------------------------------------------
                                           GROSS        GROSS                               GROSS        GROSS
                             AMORTIZED   UNREALIZED   UNREALIZED     FAIR     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                               COST        GAINS        LOSSES      VALUE       COST        GAINS        LOSSES      VALUE
                             ---------   ----------   ----------   --------   ---------   ----------   ----------   --------
                                                                 (DOLLARS IN THOUSANDS)
Investment securities:
  U.S. Government
    obligations............  $    473      $   44       $   --     $    517   $    525      $   28       $   --     $    553
  Federal agency
    obligations............    48,485         820           --       49,305     17,145         119           29       17,235
  Other bonds and
    obligations............        35          --           --           35     16,510         177          234       16,453
                             --------      ------       ------     --------   --------      ------       ------     --------
    Total investment
      securities...........    48,993         864           --       49,857     34,180         324          263       34,241
                             --------      ------       ------     --------   --------      ------       ------     --------
  Marketable equity
    securities.............        --          --           --           --      3,070         281           54        3,297
Mortgage-backed securities:
  Federal Home Loan
    Mortgage Corporation...    53,007       1,280            8       54,279     32,953         272           39       33,186
  Federal National Mortgage
    Association............   128,537       3,928          113      132,352     81,517       1,255          303       82,469
  Government National
    Mortgage Association...     6,809         192           20        6,981     17,966         522           --       18,488
  Other....................   106,407       2,512           49      108,870    104,184       1,388          466      105,106
                             --------      ------       ------     --------   --------      ------       ------     --------
    Total mortgage-backed
      securities...........   294,760       7,912          190      302,482    236,620       3,437          808      239,249
                             --------      ------       ------     --------   --------      ------       ------     --------
                             $343,753      $8,776       $  190     $352,339   $273,870      $4,042       $1,125     $276,787
                             ========      ======       ======     ========   ========      ======       ======     ========

    The amortized cost and fair value of investments and mortgage-backed securities, respectively, at December 31, 2002 by contractual maturity follows. Expected maturities or cash flows from securities will differ from contractual maturities because the issuer may have the right to call or repay obligations with or without call or prepayment penalties. Projected payments and prepayments for mortgage-backed securities have not been considered for purposes of this presentation.

INVESTMENT SECURITIES                        AMORTIZED COST   % TO TOTAL   FAIR VALUE
---------------------                        --------------   ----------   ----------
                                                      (DOLLARS IN THOUSANDS)
Within 1 year..............................     $  5,043          10.3%     $  5,061
Over 1 year to 5 years.....................       38,667          78.9        39,332
Over 5 years to 10 years...................        3,283           6.7         3,401
Over 10 years..............................        2,000           4.1         2,063
                                                --------         -----      --------
                                                $ 48,993         100.0%     $ 49,857
                                                ========         =====      ========

MORTGAGE-BACKED SECURITIES                   AMORTIZED COST   % OF TOTAL   FAIR VALUE
--------------------------                   --------------   ----------   ----------
                                                      (DOLLARS IN THOUSANDS)
Within 1 year..............................     $     --            --%     $     --
Over 1 year to 5 years.....................          966           0.3           996
Over 5 years to 10 years...................       19,390           6.6        20,074
Over 10 years..............................      274,404          93.1       281,412
                                                --------         -----      --------
                                                $294,760         100.0%     $302,482
                                                ========         =====      ========

    Gross gains on sales of marketable equity securities were $216,000, $847,000, and $400,000 for 2002, 2001 and 2000, respectively. There were losses of $710,000 and $2,122,000 on sales of equity securities in 2002 and 2001, respectively. There were no losses on sales of equity securities in 2000.

    Gross gains on sales of investment securities were $447,000, $536,000 and $5,000 for 2002, 2001 and 2000, respectively. Gross losses on sales of investment securities were $110,000 and $2,618,000 for 2002 and 2001, respectively. There were no losses on sales of investment securities in 2000.

    There were no sales of mortgage-backed investments classified as available for sale during 2002 and 2000. Proceeds from sales of mortgage-backed investments classified as available for sale during 2001 were $98,595,000. Gross gains of $1,641,000 were realized and gross losses of $7,000 were realized on those sales in 2001.

    A U.S. agency obligation security with a carrying value of $1,000,000 was pledged to collateralize treasury, tax and loan obligations.

    All agency and mortgage-backed securities also serve as collateral for FHLB borrowings as part of a blanket collateral agreement as further described in
Note 9.

    At December 31, 2002 securities with a carrying value of $11,226,000 were pledged as collateral on retail repurchase agreements.

6.  LOANS

    A summary of the loan portfolio follows:

                                                              DECEMBER 31,
                                                         -----------------------
                                                            2002         2001
                                                         ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
Mortgage loans:
  Residential..........................................   $182,629     $252,809
  Second mortgages and home equity.....................     33,702       28,301
  Construction.........................................     20,324       17,582
  Commercial...........................................    112,374       71,963
                                                          --------     --------
                                                           349,029      370,655
Less: Due to borrowers on incomplete loans.............     (4,992)      (5,510)
  Net deferred loan fees...............................        (88)        (161)
                                                          --------     --------
    Total mortgage loans...............................    343,949      364,984

Commercial loans:
  Secured and unsecured................................      9,568       13,844
  Net deferred loan costs..............................         74          150
                                                          --------     --------
    Total commercial loans.............................      9,642       13,994

Other loans:
  Personal.............................................      1,239        1,484
  Passbook and other secured...........................      6,569        5,805
  Home improvement.....................................         35           62
                                                          --------     --------
    Total other loans..................................      7,843        7,351
                                                          --------     --------
Total loans............................................    361,434      386,329
Less: allowance for loan losses........................     (4,212)      (5,482)
                                                          --------     --------
Loans, net.............................................   $357,222     $380,847
                                                          ========     ========

    The above table includes $1,851,000 at December 31, 2002 of unamortized purchase premium related to loans acquired from MAFN.

    At December 31, 2002 and 2001, the Company also held approximately $35,629,000 and $22,705,000, respectively, of loans held for sale. At
December 31, 2002 and 2001, the estimated market values of loans held for sale was in excess of their carrying value. In addition, the Company was servicing mortgage loans sold under non-recourse agreements amounting to approximately $45,517,000 and $74,605,000 at December 31, 2002 and 2001, respectively.

    In the ordinary course of business, the Company has granted loans to certain of its officers and directors and their affiliates. All transactions are on substantially the same terms as those prevailing at the same time for individuals not affiliated with the Bank and do not involve more than the normal risk of collectibility. The total amount of such loans which exceeded $60,000 in aggregate amounted to $306,000 at December 31, 2002, and $294,000 at December 31, 2001. During the year ended December 31, 2002, total principal additions were $36,000 and total principal reductions were $24,000.

    Additionally, all conforming residential mortgage loans (first-lien) and also first mortgages on residential property with four or more units (considered in commercial real estate above for financial reporting purposes) are considered collateral for FHLB borrowings as part of the blanket collateral agreement as further described in Note 9. These loans totaled approximately $238,076,000 and $280,402,000, at December 31, 2002 and 2001, respectively.

    The following analysis summarizes the Company's non-performing assets at December 31, 2002 and 2001:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Impaired loans..............................................    $2,024       $3,881
Accruing loans past due 90 days or more as to principal or
  interest..................................................         7           78
                                                                ------       ------
    Total non-performing loans..............................     2,031        3,959
Other real estate owned, net................................        --           --
                                                                ------       ------
    Total non-performing assets.............................    $2,031       $3,959
                                                                ======       ======

    The recorded total investment in impaired loans was $2,024,000 and $3,881,000 at December 31, 2002 and 2001, respectively. At December 31, 2002 there were no impaired loans that required a specific allocation of the allowance for loan losses. Impaired loans totaling $3,432,000 at December 31, 2001 required an allocation of $2,181,000 of the allowance for loan losses. All loans identified as impaired are accounted for as non-accrual. The remaining impaired loans did not require any allocation of the allowance for possible loan losses. The average balance of impaired loans was approximately $3,568,000, $704,000 and $468,000 in 2002, 2001 and 2000, respectively. The total amount of interest income recognized on impaired loans during 2002, 2001 and 2000 was approximately $108,000, $39,000 and $70,000, respectively, which approximated the amount of cash received for interest during those periods. The Company has no commitments to lend additional funds to borrowers whose loans have been deemed to be impaired.

    An analysis of the allowance for loan losses follows:

                                                        YEARS ENDED DECEMBER 31,
                                                     ------------------------------
                                                       2002       2001       2000
                                                     --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
Balance at beginning of year.......................  $ 5,482     $3,856     $3,701
Allowance for loan losses acquired from
  Massachusetts Fincorp............................      739         --         --
Provision..........................................      225      1,705        160
Recoveries.........................................      162        164        279
                                                     -------     ------     ------
                                                       6,608      5,725      4,140
Loans charged-off..................................   (2,396)      (243)      (284)
                                                     -------     ------     ------
Balance at end of year.............................  $ 4,212     $5,482     $3,856
                                                     =======     ======     ======

7.  BANKING PREMISES AND EQUIPMENT

    A summary of the cost and accumulated depreciation of banking premises and equipment and their estimated useful lives is as follows:

                                               DECEMBER 31,
                                          -----------------------    ESTIMATED USEFUL
                                             2002         2001            LIVES
                                          ----------   ----------   ------------------
                                          (DOLLARS IN THOUSANDS)
Land....................................   $  2,619     $  1,971
Buildings and improvements..............      9,019        6,809       10-25 years
Leasehold improvements..................      2,489        1,759       10-15 years
Equipment...............................     15,466       13,140       3-10 years
                                           --------     --------
                                             29,593       23,679
Less accumulated depreciation...........    (16,229)     (14,895)
                                           --------     --------
                                           $ 13,364     $  8,784
                                           ========     ========

    Depreciation expense for the years ended December 31, 2002, 2001 and 2000 amounted to $1,644,000, $2,274,000 and $1,522,000, respectively.

8.  DEPOSITS

    A summary of deposit balances, by type, is as follows:

                                                              DECEMBER 31,
                                                         -----------------------
                                                            2002         2001
                                                         ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
Demand.................................................   $ 90,960     $ 66,344
NOW....................................................    105,047       79,659
Other savings..........................................    172,787      132,484
Money market deposits..................................     87,693       31,314
                                                          --------     --------
  Total non-certificate accounts.......................    456,487      309,801

Term certificate accounts..............................    138,795      142,314
Term certificates greater than $100....................     51,346       45,344
                                                          --------     --------
Total certificate accounts.............................    190,141      187,658
                                                          --------     --------
Total deposits.........................................   $646,628     $497,459
                                                          ========     ========

    A summary of certificate accounts by maturity is as follows:

                                                     DECEMBER 31,
                                   -------------------------------------------------
                                            2002                      2001
                                   -----------------------   -----------------------
                                                WEIGHTED                  WEIGHTED
                                    AMOUNT    AVERAGE RATE    AMOUNT    AVERAGE RATE
                                   --------   ------------   --------   ------------
                                                (DOLLARS IN THOUSANDS)
Within 1 year....................  $121,448       2.94%      $143,088       5.10%
Over 1 year to 3 years...........    58,502       4.14         25,646       4.92
Over 3 years to 5 years..........    10,191       4.50         18,924       5.52
                                   --------                  --------
                                   $190,141       3.39%      $187,658       5.12%
                                   ========                  ========

    Term certificate accounts include $355,000 of unamortized purchase premium at December 31, 2002.

9.  SHORT-TERM BORROWINGS

    Short-term borrowings consist of retail purchase agreements and Federal Home Loan Bank (FHLB) advances with original maturities of 1 year or less. The retail repurchase agreements are collaterized by securities. All borrowings from the FHLB are secured under a blanket lien by certain qualified collateral defined principally as 85% to 90% of the carrying value of U.S. Government and agency obligations, including mortgage-backed securities, and 75% of the carrying value of residential mortgage loans. Information relating to activity and rates paid under these borrowing agreements is presented below:

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                2002          2001          2000
                                                              --------      --------      --------
                                                                     (DOLLARS IN THOUSANDS)
Maximum amount outstanding during the year..................  $18,287       $63,353       $147,996
Average month-end balance outstanding during the year.......  $ 9,460       $27,087       $105,813
Average interest rate during the year.......................     1.86%         4.49%          6.21%
Unused line of credit at FHLB...............................  $ 9,733       $ 9,733       $  9,733
Amount outstanding at end of year...........................  $11,006       $ 8,049       $ 49,565
Weighted average interest rate at end of year...............     2.00%         2.47%          6.24%

10. LONG-TERM DEBT

    A summary of long-term debt, consisting of FHLB advances with an original maturity of greater than 1 year, is as follows:

MATURITY DATE                                      INTEREST RATE   DECEMBER 31, 2002   DECEMBER 31, 2001
-------------                                      -------------   -----------------   -----------------
                                                                  (DOLLARS IN THOUSANDS)
March 4, 2002....................................      6.14%           $     --            $  4,000
June 27, 2002....................................      7.12                  --              50,000
October 15, 2002.................................      6.56                  --              20,000
February 28, 2003................................      2.65              10,000                  --
April 6, 2003....................................      2.99               1,000                  --
May 15, 2003.....................................      4.76               5,000               5,000
June 20, 2003....................................      4.35              10,000              10,000
November 14, 2003................................      4.91               2,500                  --
December 5, 2003 (callable December 5, 2001).....      6.01              10,000              10,000
January 30, 2004.................................      3.50              15,000                  --
March 15, 2004...................................      3.91              10,000                  --
June 22, 2004....................................      4.75              10,000              10,000
August 30, 2004 (callable August 30, 2001).......      5.79               5,000               5,000
March 20, 2006 (callable December 20, 2002)......      4.38               2,000                  --
March 27, 2006 (callable March 26, 2003).........      4.54               5,000               5,000
March 20, 2007 (callable March 20, 2003).........      4.47               3,000                  --
June 19, 2007 (callable June 19, 2003)...........      3.99               3,500                  --
June 15, 2009....................................      4.00                  62                  --
November 1, 2009 (callable February 1, 2001).....      5.54               5,000               5,000
November 9, 2009 (callable November 9, 2001).....      5.57              10,000              10,000
March 22, 2010 (callable March 21, 2001).........      6.12               5,000               5,000
April 12, 2010 (callable April 12, 2001).........      5.99               4,000               4,000
December 6, 2010 (callable June 5, 2001).........      5.43               5,000               5,000
January 24, 2011 (callable January 22, 2002).....      4.50              10,000              10,000
March 14, 2011 (callable March 12, 2004).........      4.81              10,000              10,000
March 28, 2011 (callable March 26, 2002).........      3.99               5,000               5,000
April 11, 2011 (callable April 12, 2004).........      4.65              10,000              10,000
June 1, 2011 (callable June 1, 2004).............      4.99               5,000               5,000
September 6, 2011 (callable September 5, 2006)...      4.88               5,000               5,000
December 9, 2017.................................      5.66                 500                 500
Unamortized purchase premium.....................                           447                  --
                                                                       --------            --------
                                                                       $167,009            $193,500
                                                                       ========            ========

11. INCOME TAXES

    The provision (benefit) for income taxes, including the tax effect of change in accounting principle in 2001, consists of the following:

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2002       2001       2000
                                                      --------   --------   --------
                                                                (RESTATED)
                                                          (DOLLARS IN THOUSANDS)
Current:
  Federal...........................................   $2,764     $2,018     $2,598
  State.............................................      456        252        183
                                                       ------     ------     ------
                                                        3,220      2,270      2,781

Deferred:
  Federal...........................................      443       (741)      (191)
  State.............................................      153       (256)       (66)
                                                       ------     ------     ------
                                                          596       (997)      (257)
                                                       ------     ------     ------
Total...............................................   $3,816     $1,273     $2,524
                                                       ======     ======     ======

    The reason for the differences between the statutory tax rates and the effective tax rate are summarized as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2002       2001       2000
                                                    --------   --------   --------
                                                              (RESTATED)
Statutory rate....................................    34.0%      34.0%      34.0%
State taxes, net of federal benefit...............     4.0         --        1.1
Amortization of non-deductible goodwill...........      --        1.7        1.1
Other, net........................................     (.2)       (.4)       (.2)
                                                      ----       ----       ----
                                                      38.2%      35.3%      36.0%
                                                      ====       ====       ====

    The components of net deferred taxes as recorded as of December 31, 2002 and 2001 are as follows (assets/(liabilities)):

                                                              DECEMBER 31,
                                                         -----------------------
                                                            2002         2001
                                                         ----------   ----------
                                                                      (RESTATED)
                                                         (DOLLARS IN THOUSANDS)
Loan loss reserves.....................................    $ 1,645      $ 2,246
Depreciation...........................................        851          579
Accrued pension........................................        229          211
Equity in partnership losses...........................     (1,699)      (1,756)
Core deposit intangible/goodwill.......................        (89)         (66)
Purchase accounting adjustment.........................     (2,091)          --
Capital losses.........................................        282           --
Other, net.............................................         93          258
                                                           -------      -------
                                                              (779)       1,472
Deferred tax liabilities applicable to net unrealized
  losses on securities.................................     (3,353)      (1,165)
                                                           -------      -------
Net deferred tax assets (liability)....................    $(4,132)     $   307
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

    One effect of this legislative change was to suspend the Bank's bad debt reserve for income tax purposes as of its base year (October 31, 1988). Any bad debt reserve in excess of the base year amount is subject to recapture over a 6 year time period. The suspended (i.e., base year) amount is subject to recapture upon the occurrence of certain events, such as complete or partial redemption of the Bank's stock or if the Bank ceases to qualify as a bank for income tax purposes.

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

SPECIAL TERMINATION AGREEMENTS

    The Company has entered into Special Termination Agreements with five officers which provide for a lump-sum severance payment if there is a terminating event within a 3 year period following a "change in control," as defined in the agreements.

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

    The Company's exposure to credit loss is represented by the contractual amount or unpaid principal balance of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments reflected on the balance sheet. Financial instruments which represent credit risk at December 31, 2002 and 2001 are as follows:

                                                             AT DECEMBER 31,
                                                         -----------------------
                                                            2002         2001
                                                         ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
Contract amount of:
  Commitments to grant loans...........................    $72,288      $44,930
  Unadvanced funds on home equity lines of credit......     23,907       18,437
Unadvanced funds on other lines of credit..............     10,102        8,357
Commitments to advance funds under construction loan
  agreements...........................................      4,992        5,510
Standby letters of credit..............................        137           97

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

    Standby letters of credit are conditional commitments that guarantee the performance of a customer to a third party. The letters of credit are primarily issued to support borrowing arrangements and have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The letters of credit are generally secured.

LEASE COMMITMENTS

    Pursuant to the terms of non-cancelable lease agreements, future minimum rent commitments for the next 5 years and thereafter are as follows at December 31, 2002:

YEAR                                                               AMOUNT
----                                                       ----------------------
                                                           (DOLLARS IN THOUSANDS)
2003.....................................................          $ 1,361
2004.....................................................            1,375
2005.....................................................            1,415
2006.....................................................            1,440
2007.....................................................            1,331
Thereafter...............................................            4,949
                                                                   -------
                                                                   $11,871
                                                                   =======

    Certain leases also contain renewal options (up to 10 years) and real estate tax escalation clauses. Rent expense for the years ended December 31, 2002, 2001 and 2000 amounted to approximately $1,107,000, $640,000 and $520,000, respectively.

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

    Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Company. The total amount of dividends which may be paid at any date is generally limited to the undivided profits of the Company. Undivided profits (or retained earnings) at the Company totaled $35,106,000 at December 31, 2002. Additionally, future dividends, if any, will depend on the earnings of the Company and its subsidiaries, its need for funds, its financial condition, and other factors, including applicable government regulations. (See Note 4)

14. EMPLOYEE BENEFIT PLAN

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

    The Company settled the remaining obligations of the terminated pension plan in the first quarter of 2002. This resulted in a gain on settlement of $376,000 (approximately $244,000 net of applicable taxes) which is netted against salaries and benefits expense. As a result of the decision to freeze and terminate the Pension Plan, the Company recognized a curtailment gain of approximately $155,000 in 2000 which was classified with salaries and benefit expense in the Consolidated Statement of Operations. A partial termination gain of approximately $81,000, net of tax, was recorded in 2001.

    As part of the redesign of retirement benefits, the Bank added, effective in January 2001, a 3% automatic contribution to the 401(k) plan for all employees, even for employees who do not separately contribute to that plan. Such contribution is being made for all eligible participants based on their W-2 compensation. The expense for the year ended December 31, 2002 and 2001 was $602,000 and $497,000, respectively.

    Net periodic pension expense for the plan years ended October 31, 2001 and 2000, consisted of the following:

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                            ---------------------
                                                               2001        2000
                                                            ----------   --------
                                                            (RESTATED)
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
Benefit obligation at beginning of year...................    $3,730      $3,366
Service cost..............................................        --         399
Interest cost.............................................       252         262
Actuarial loss............................................       720          90
Benefits paid.............................................    (1,133)       (232)
Plan amendments...........................................        --       1,126
Plan curtailments.........................................        --      (1,281)
                                                              ------      ------
Benefit obligation at end of year.........................    $3,569      $3,730
                                                              ------      ------
Accumulated benefit obligation............................    $3,569      $3,730
                                                              ------      ------

Change in plan assets:
  Fair value of plan assets at beginning of year..........    $4,536      $4,344
  Actual return on plan assets............................       240         424
  Contributions...........................................        16          --
  Benefits paid...........................................    (1,133)       (232)
                                                              ------      ------
    Fair value of plan assets at end of year..............    $3,659      $4,536
                                                              ------      ------

Funding status:
  Transition asset........................................    $  (60)     $  (66)
  Deferred gain...........................................      (568)     (1,255)
  Accrued expense.........................................       537         515
                                                              ------      ------
    Funded status.........................................    $  (91)     $ (806)
                                                              ======      ======

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                              (RESTATED)
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
Components of net periodic benefit cost:
  Service cost..............................................   $    0     $  399
  Interest cost.............................................      252        261
  Expected return on plan assets............................     (159)      (369)
  Amortization of prior service cost........................       (7)        (7)
  Recognized net actuarial gain.............................      (48)       (51)
  Recognized curtailment gain...............................       --       (155)
                                                               ------     ------
    Net periodic benefit cost...............................   $   38     $   78
                                                               ======     ======
Weighted average assumptions:
  Discount rate.............................................     5.25%      6.75%
  Expected return on plan assets............................     4.00%      8.50%
  Rate of compensation increase.............................       --%      4.50%

    The Bank has adopted a management incentive plan whereby designated officers and supervisors are eligible to receive a bonus, proportionate to their respective salary, if the Bank meets or exceeds certain base standards of profitability and net worth levels for its fiscal year. The structure of this plan is reviewed on an annual basis by the Board of Directors. The incentive bonus expense in 2002, 2001 and 2000 was approximately $430,000, $220,000 and $426,000, respectively.

15. OTHER NON-INTEREST EXPENSE

    Other non-interest expense consisted of the following:

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2002       2001       2000
                                                    --------   --------   --------
                                                        (DOLLARS IN THOUSANDS)
Professional services, including legal, audit and
  appraisal.......................................   $1,982     $1,755     $1,454
EDP contract services, item processing and
  statement rendering.............................    1,574      1,409        763
Marketing.........................................    1,040      1,303        883
Deposit insurance.................................      120         90         70
Real estate in foreclosure and other real estate
  owned...........................................      145        225         18
Amortization of intangible assets.................      314        451        451
Other.............................................    3,027      2,928      2,693
                                                     ------     ------     ------
                                                     $8,202     $8,161     $6,332
                                                     ======     ======     ======

16. EARNINGS PER SHARE

    Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that share in the earnings of the entity. The calculation of common stock equivalents for fully diluted per share computations excludes options that have an exercise price in excess of the average closing price of the Company's stock for the period presented. The following table shows the computation of average common share and common share equivalents for the purposes of earnings per share calculations:

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                      ----------------------------------
                                                        2002         2001        2000
                                                      ---------   ----------   ---------
                                                                  (RESTATED)
Average Common Shares Outstanding...................  3,371,000   3,105,000    3,068,000
Weighted Average Dilutive Options...................    139,000     123,000      118,000
Fully Diluted Weighted Average Shares...............  3,510,000   3,228,000    3,186,000
Net income..........................................  $   6,174   $   2,032    $   4,493
Basic earnings per share............................  $    1.83   $    0.65    $    1.46
Diluted earnings per share..........................  $    1.76   $    0.63    $    1.41

    As result of the acquisition of MAFN, approximately 510,500 shares of Company common stock were issued and the majority of previously outstanding options to purchase the stock of MAFN were converted, using the formula presented in the merger agreement, to 80,145 options to acquire shares of the Company common stock at prices ranging from $7.13 to $8.84. These shares and share equivalents were included in the calculations shown above on a weighted average basis commencing September 13, 2002. The total common shares outstanding, excluding share equivalents on a fully diluted basis, at December 31, 2002 were approximately 3,746,000.

17. GOODWILL AND OTHER INTANGIBLES

    Upon the adoption of SFAS 142 on January 1, 2002 the Company ceased amortizing its goodwill, which decreased non-interest expense and increased net income in 2002 as compared to 2001 and 2000. The following table shows the pro forma effects of applying SFAS 142 to the 2001 and 2000 periods.

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                          ----------------------------------
                                                            2002         2001        2000
                                                          ---------   ----------   ---------
                                                                      (RESTATED)
                                                                (DOLLARS IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
As Reported
  Net Income............................................   $ 6,174     $ 2,032      $ 4,493
  Diluted EPS...........................................   $  1.76     $  0.63      $  1.41
Goodwill Amortization(2)................................   $    --     $   178      $   167

Impact to EPS...........................................   $    --     $  0.05      $  0.05
Adjusted to exclude Amortization Expense
  Net Income............................................   $ 6,174     $ 2,210      $ 4,660
  Diluted EPS...........................................   $  1.76     $  0.68      $  1.46
  Basic EPS.............................................   $  1.83     $  0.71      $  1.52

------------------------

(2) Net of tax.

    At December 31, 2002, the Company's intangible assets are comprised of goodwill in the amount of $5,768,000 and core deposit intangibles of $4,615,000. Amortization on finite-lived intangibles amounted to $317,000, $177,000 and $177,000 for the years 2002, 2001 and 2000, respectively. Estimated amortization expense for the year ended December 31, 2003 is $600,000, for the year ended December 31, 2004 is $560,000 and for each of the years ending December 31, 2005, 2006, and 2007 is $500,000.

    The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

                                                          COMMUNITY   MORTGAGE
                                                           BANKING    BANKING     TOTAL
                                                          ---------   --------   --------
Balance as of December 31, 2001.........................   $1,043       $483      $1,526
Goodwill acquired during year...........................    4,242         --       4,242
Impairment losses.......................................       --         --          --
                                                           ------       ----      ------
Balance as of December 31, 2002.........................   $5,285       $483      $5,768
                                                           ======       ====      ======

18. STOCK OPTION PLAN

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

                                                         YEARS ENDED DECEMBER 31,
                                ---------------------------------------------------------------------------
                                                2002                                   2001
                                ------------------------------------   ------------------------------------
                                     NUMBER OF        WEIGHTED AVG.         NUMBER OF        WEIGHTED AVG.
                                      OPTIONS         EXERCISE PRICE         OPTIONS         EXERCISE PRICE
                                -------------------   --------------   -------------------   --------------
Outstanding at beginning of
  year........................              521,800       $11.43                   478,400       $ 8.18
Granted.......................               42,500        18.45                    92,900        13.06
Granted--MFAN acquisition.....               80,145         7.38                        --           --
Exercised.....................             (117,692)        5.83                   (49,500)        2.61
Canceled......................               (2,000)       20.75                        --           --
                                -------------------       ------       -------------------       ------
Outstanding at end of year....              524,753       $12.46                   521,800       $11.43
                                -------------------       ------       -------------------       ------
Exercisable at end of year....              464,753       $11.68                   402,800       $10.02
                                -------------------       ------       -------------------       ------
Option price per share........  $       5.19-$20.75                    $       3.00-$20.75
Weighted average fair value of
  options granted during the
  year........................  $              3.29                    $              4.17

                                      YEARS ENDED DECEMBER 31,
                                ------------------------------------
                                                2000
                                ------------------------------------
                                     NUMBER OF        WEIGHTED AVG.
                                      OPTIONS         EXERCISE PRICE
                                -------------------   --------------
Outstanding at beginning of
  year........................              440,983       $ 9.66
Granted.......................              104,500        10.93
Granted--MFAN acquisition.....                   --           --
Exercised.....................              (40,500)        3.86
Canceled......................              (26,583)       13.74
                                -------------------       ------
Outstanding at end of year....              478,400       $ 8.18
                                -------------------       ------
Exercisable at end of year....              359,400       $ 8.21
                                -------------------       ------
Option price per share........  $       1.50-$20.75
Weighted average fair value of
  options granted during the
  year........................  $              4.39

                                     OUTSTANDING OPTIONS                                  EXERCISABLE OPTIONS
                       ------------------------------------------------      ---------------------------------------------
                                             WEIGHTED                                             WEIGHTED
                          OPTIONS            AVERAGE          WEIGHTED          OPTIONS            AVERAGE        WEIGHTED
                       OUTSTANDING AT       REMAINING         AVERAGE        OUTSTANDING AT       REMAINING       AVERAGE
RANGE OF                DECEMBER 31,       CONTRACTUAL        EXERCISE        DECEMBER 31,       CONTRACTUAL      EXERCISE
EXERCISE PRICES             2002           LIFE (YRS.)         PRICE              2002           LIFE (YRS.)       PRICE
---------------        --------------      ------------      ----------      --------------      -----------      --------
$5.19-$6.88                52,000              1.42            $ 6.31            52,000             1.42           $ 6.31
$7.13-$11.20              170,853              6.80            $ 9.44           170,853             6.80           $ 9.44
$12.91-$15.50             229,400              6.85            $14.01           209,400             6.91           $14.01
$18.94-$20.75              72,500              7.17            $20.15            32,500             9.67           $19.41

                          524,753              6.38            $12.46           464,753             6.50           $11.68

    Included in the above tables are 80,145 shares with a weighted average exercise price of $7.38 that were issued in conjunction the MAFN acquisition.

    The Company accounts for stock options under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized when the stock options are granted.

    In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosure about the method of accounting for stock based compensation and the effect of the method on reported results. The Company continues to follow the intrinsic value method of accounting as prescribed by APB No. 25.

    Had compensation cost for awards in 2002, 2001, and 2000 under the Bank's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Bank's net income and earnings per share would have been as follows:

                                         2002             2001             2000
                                    --------------   --------------   --------------
                                    (DOLLARS IN THOUSANDS, EXCEPT IN SHARE AMOUNTS)
                                                       (RESTATED)
Net income:
  As reported.....................      $6,174           $2,032           $4,493
  Pro forma.......................       6,042            1,780            4,137
Earnings per share:
  As reported--
    Basic.........................      $ 1.83           $ 0.65           $ 1.46
    Diluted.......................      $ 1.76           $ 0.63           $ 1.41
  Pro forma--
    Basic.........................      $ 1.79           $ 0.57           $ 1.35
    Diluted.......................      $ 1.72           $ 0.55           $ 1.30

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

    The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                                                   2002          2001          2000
                                                 --------      --------      --------
Expected volatility............................    25.00%        32.52%        40.00%
Risk-free interest rate........................     4.12%         4.95%         6.69%
Terms of options...............................  7.0 yrs.      7.0 yrs.      7.0 yrs.
Expected dividend yield........................     2.50%         2.70%         2.70%

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

19. EMPLOYEE STOCK OWNERSHIP PLAN

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

    The Company recorded no ESOP expense for the years ended December 31, 2002 and 2001 and $118,000 for the year ended December 31, 2000.

20. RESTRICTION ON CASH AND DUE FROM BANKS

    At December 31, 2002 and 2001, cash and due from banks included $12,675,000 and $9,764,000, respectively, to satisfy the reserve requirements of the Federal Reserve Bank.

21. STOCK REPURCHASE PROGRAM

    On January 28, 2003, the Company announced that it plans to purchase shares of its common stock on the open market and in negotiated purchases in the amount of approximately $800,000. Any stock purchased will be acquired by the Abington Savings Bank Employee Stock Ownership Plan and the Abington Savings Bank Charitable Foundation and are separate from the Bank's ongoing stock buybacks under the March 25, 1999 plan.

    On March 27, 1997, the Company announced that its Board of Directors had authorized the Company to repurchase up to 10% (375,000 shares) of its then outstanding common stock from time to time at prevailing market prices. On February 24, 1998, the Company announced that its Board of Directors had authorized the Company to repurchase an additional 10% (347,000) of its outstanding common stock, as adjusted for amounts remaining to be repurchased under the March 1997 plan. On March 25, 1999, the Board of Directors authorized the Company to repurchase an additional 10% (320,000) of its outstanding common stock, as adjusted for amounts remaining to be purchased under the previously authorized plans. The Board delegated to the discretion of the Company's senior management the authority to determine the timing of the repurchase program's commencement, subsequent purchases and the prices at which the repurchases will be made. There are approximately 109,000 shares of stock available for purchases as of December 31, 2002 under the plans.

    As of December 31, 2002, the Company had repurchased 932,600 shares of its common stock under these plans at a total cost of approximately $13,882,000.

22. SUPPLEMENTAL EXECUTIVE RETIREMENT PROGRAM

    The Company has a non-cash supplemental executive retirement plan for an officer. Under this arrangement, the individual (or his beneficiary) is entitled to receive monthly retirement benefits for life, or a minimum of twenty years, whichever is longer, in amounts specified in the contract. Benefits commence upon retirement date which is deemed to be the age of sixty-five. If death occurs during employment with the Company, the individual designated as beneficiary will receive a distribution in two components, the first of which is an amount equal to 3 times the annual salary of the officer, as determined under the plan and the second of which is the aggregate of all accruals made by the Company with respect to the benefit up to the end of the preceding fiscal year. If the officer retires or terminates his employment (other than for cause) prior to age 60, he will receive a percentage of the benefit he would otherwise receive. In March 1998, the Company also purchased a single life annuity insurance policy. The contract was purchased at a cost of $2,863,184. The cash surrender value is earning a rate of return, with a guaranteed minimum rate of 4%. In addition, the Company has entered into a split dollar agreement with the officer, which requires that any death benefit be shared between the Company and the designated beneficiary, based on a predetermined schedule. The amounts due to the beneficiary as death benefits under the Plan are reduced to the extent death benefits under the insurance contract are remitted to such beneficiary. The obligation under the plan is being accrued over the expected employment period, through age 65. Approximately $147,000, $153,000, and $105,000 was charged to compensation expense in 2002, 2001 and 2000, respectively. Income related to the increased value of the insurance contract of $167,000, $161,000 and $152,000 was recognized as other non-interest income in 2002, 2001 and 2000, respectively. The contract values of $3,581,000 and $3,415,000, at December 31, 2002 and 2001, respectively, are reflected as Bank-owned life insurance--contract value in the Consolidated Balance Sheet.

    Additionally, in 2001 the Company established cash funded supplemental executive retirement plans for two other officers. The officers vest in the rights to these assets and accumulated earnings on the later of two years from the date of the agreement and five years from the date the officer commenced employment. The expense related to these cash funding arrangements was approximately $57,000 in 2002 and 2001.

23. DEFERRED STOCK COMPENSATION PLAN

    In 1998, the Company adopted a Deferred Stock Compensation Plan for directors (the "Plan") which, for those directors who elected to participate, would, in lieu of current cash payments, defer their compensation for attendance at various meetings of the Board of Directors until retirement or some future point in time to be determined. Furthermore, the deferred compensation is eligible to be paid only in shares of the Company's common stock, the units earned which are predetermined for a fixed 3 year period based upon the Board meeting fee schedule which was in effect as of July 1, 1998, divided by the stock price of the Company's common shares at the close of business on July 1, 1998. This price was $18.75 per share. On July 1, 2001, the price was changed as required by the Plan to $15.75 effective through July 1, 2004. The shares when earned are placed in a Rabbi Trust (the "Trust") which is administered by an independent trustee. The voting for these shares is controlled by the independent trustee although for accounting purposes the shares are reflected as treasury shares until such time as the shares are distributed. The expense associated with this plan is based upon the market value of the shares of stock earned on the date of the respective meeting. There are currently no directors who continue to participate in the Plan other than for dividends on accumulated balances. The amount of expense associated with this plan for 2002, 2001 and 2000 was $3,500, $9,000 and $14,000, respectively, which has been reflected as salaries expense with the corresponding liability pertaining to stock earned and not yet distributed is reflected in stockholders' equity. A total of 100,000 shares has been registered for the Plan. There has been a total of approximately 9,600, 8,800 and 8,700 shares earned and deferred as of December 31, 2002, 2001 and 2000, respectively.

24. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    The carrying amount and estimated fair values of the Bank's financial instruments at December 31, 2002 and 2001 are represented as follows:

                                                                            AT DECEMBER 31,
                                                            -----------------------------------------------
                                                                     2002                     2001
                                                            ----------------------   ----------------------
                                                             CARRYING                 CARRYING
                                                            OR NOTIONAL     FAIR     OR NOTIONAL     FAIR
                                                              AMOUNT       VALUE       AMOUNT       VALUE
                                                            -----------   --------   -----------   --------
                                                                        (DOLLARS IN THOUSANDS)
Financial instrument assets:

Cash and cash equivalents.................................    $109,116    $109,116     $ 54,576    $ 54,576
Securities................................................     352,339     352,339      276,787     276,787
Loans, including held for sale, net.......................     392,851     402,616      403,552     430,276

Financial instrument liabilities:

Deposits..................................................    $646,628    $649,691     $497,459    $502,532
Short-term borrowings.....................................      11,006      11,006        8,049       8,058
Long-term debt............................................     167,009     184,097      193,500     217,018

Off-balance sheet financial instruments:

Commitments to grant loans................................    $ 72,288    $      3     $ 44,930    $    191
Unadvanced funds on home equity lines of credit...........      23,907          --       18,437          --
Unadvanced funds on other lines of credit.................      10,102          --        8,357          --
Commitments to advance funds under construction loan
  agreements..............................................       4,992          --        5,510          --

25. BUSINESS SEGMENTS

    On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting operating segments of a business enterprise. The rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are components of an enterprise which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the President and Chief Executive Officer. Historically, the Company has identified its reportable operating business segment as Community Banking and Mortgage Banking based on products and services provided to the customer.

    The Company's community banking business segment consists of commercial banking and retail banking. The community banking business segment derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, saving and time deposits, investment management, mortgage lending and sales, as well as servicing income for investors.

    Non-reportable operating segments of the Company's operations which do not have similar characteristics to the community banking or mortgage banking operations and do not meet the quantitative thresholds requiring disclosure are included in the Other category in the disclosure of business segments below. These non-reportable segments include the activity of the Parent Company
(Note 26) and the Trust. Consolidation adjustments are also included in the Other category.

    The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. The consolidation adjustments reflect certain eliminations of interest, segment revenue, cash and Parent Company investments in subsidiaries.

                               BUSINESS SEGMENTS

              RECONCILIATION TO                 COMMUNITY   MORTGAGE
      CONSOLIDATED FINANCIAL INFORMATION         BANKING    BANKING     OTHER     ELIMINATIONS   CONSOLIDATED
----------------------------------------------  ---------   --------   --------   ------------   ------------
                                                                   (DOLLARS IN THOUSANDS)
DECEMBER 31, 2002:
  Securities, at market.......................  $352,339    $    --    $    --      $      --      $352,339
  Net loans and loans held for sale...........   392,989     35,629         --        (35,767)      392,851
  Total assets................................   902,259     40,426     67,558       (107,023)      903,220
  Total deposits..............................   650,678         --         --         (4,050)      646,628
  Total borrowings............................   178,015     35,767         --        (35,767)      178,015
  Total liabilities...........................   835,355     37,302        362        (39,817)      833,202

  Total interest income.......................    45,168      1,043         23           (708)       45,526
  Total interest expense......................    21,261        542         --           (708)       21,095
  Net interest income.........................    23,907        501         23             --        24,431
  Provision for possible loan losses..........       225         --         --             --           225
  Total non-interest income...................     9,413      4,383         --            (45)       13,751
  Total non-interest expense..................    23,575      3,272      1,120             --        27,967
  Net income (loss)...........................     5,985        942       (726)           (27)        6,174

DECEMBER 31, 2001 (RESTATED):
  Securities, at market.......................   276,787         --         --             --       276,787
  Net loans and loans held for sale...........   403,530     22,705         --        (22,683)      403,552
  Total assets................................   769,943     25,357     50,723        (77,215)      768,808
  Total deposits..............................   500,319         --         --         (2,860)      497,459
  Total borrowings............................   201,549     22,683         --        (22,683)      201,549
  Total liabilities...........................   720,067     23,395        507        (25,543)      718,426

  Total interest income.......................    48,907        667         18           (663)       48,929
  Total interest expense......................    27,749        557         --           (663)       27,643
  Net interest income.........................    21,158        110         18             --        21,286
  Provision for possible loan losses..........     1,705         --         --             --         1,705
  Total non-interest income...................     6,881      2,899         --            (11)        9,769
  Total non-interest expense..................    22,694      1,933      1,120             --        25,747
  Net income (loss)...........................     2,173        595       (729)            (7)        2,032

DECEMBER 31, 2000:
  Securities, at market.......................   290,211         --         --             --       290,211
  Net loans and loans held for sale...........   374,108      3,617         --         (3,587)      374,138
  Total assets................................   728,422      5,085     48,231        (53,489)      728,249
  Total deposits..............................   456,609         --         --         (1,862)      454,747
  Total borrowings............................   222,132      3,587         --         (3,587)      222,132
  Total liabilities...........................   683,589      3,718         --         (5,449)      681,858

  Total interest income.......................    48,386        341         61           (439)       48,349
  Total interest expense......................    28,519        316         --           (439)       28,396
  Net interest income.........................    19,867         25         61             --        19,953
  Provision for possible loan losses..........       160         --         --             --           160
  Total non-interest income...................     7,585      1,507         --           (193)        8,899
  Total non-interest expense..................    18,887      1,549      1,239             --        21,675
  Net income (loss)...........................     5,451        (57)      (775)          (126)        4,493

26. RESTATEMENT

    Based on the findings of an internal accounting review initiated by the Company during the first quarter of 2003, the Company announced that it would revise its 2002 financial results that had previously been announced and would restate its previously issued 2001 financial statements. The revisions and restatement are necessary to correct accounting errors related to the acceleration of prepayments on mortgage-backed investment securities, errors in recording payments received on various investment securities and certain adjustments related to accruals for income and expense.

    During the internal accounting review, the Company identified a number of accounting errors, including underlying prepayment assumptions used in the calculation of interest income in 2002 that did not adequately reflect the actual prepayment rates received on a portion of its mortgage-backed securities
(MBS) portfolio and that certain payments received on a portion of its MBS portfolio were not properly applied. It was further determined, based upon the results of the preliminary review, that it would be necessary to revise the Company's previously announced financial results for 2002 and restate the Company's financial statements for 2001. The Company engaged its independent auditor, PricewaterhouseCoopers LLP, which replaced Arthur Andersen LLP in mid-2002, to undertake a re-audit of the year 2001. Accordingly, the 2001 financial statements and related notes contained herein have been revised.

    Following is a summary of the effect of restatement on the Company's consolidated financial statements at or for the periods reflected:

                                                               SELECTED BALANCE SHEET DATA
                                                                  AT DECEMBER 31, 2001
                                                              -----------------------------
                                                              AS PREVIOUSLY        AS
(DOLLARS IN THOUSANDS)                                          REPORTED        RESTATED
----------------------                                        -------------   -------------
Securities available for sale at market value...............    $277,627        $276,787
Other assets................................................       6,339           5,955
Total assets................................................     770,118         768,808
Accrued taxes and expenses..................................       4,100           3,452
Other liabilities...........................................      15,696          15,966
Retained earnings...........................................      31,403          30,358
Other accumulated comprehensive income, net of tax..........       1,639           1,752
Total stockholders' equity..................................      39,151          38,219

                                                              SUMMARY OF INCOME STATEMENT DATA
                                                                YEAR ENDED DECEMBER 31, 2001
                                                              ---------------------------------
                                                               AS PREVIOUSLY          AS
(DOLLARS IN THOUSANDS)                                           REPORTED          RESTATED
----------------------                                        ---------------   ---------------
Interest and fees on loans..................................      $29,510           $28,733
Interest on mortgage-backed securities......................       15,856            15,069
Salaries and employee benefits..............................       12,521            12,434
Other non-interest expense..................................        8,032             8,161
Provision for income taxes..................................        1,834             1,273
Net income..................................................        3,077             2,032

Basic earnings per share:
Before cumulative effect....................................      $  1.09           $  0.75
Net income..................................................      $  0.99           $  0.65

Diluted earnings per share:
Before cumulative effect....................................      $  1.04           $  0.72
Net income..................................................      $  0.95           $  0.63

                                                              SELECTED CASH FLOW DATA (A)(B)
                                                               YEAR ENDED DECEMBER 31, 2001
                                                              -------------------------------
                                                              AS PREVIOUSLY          AS
(DOLLARS IN THOUSANDS)                                           REPORTED         RESTATED
----------------------                                        --------------   --------------
Net income..................................................     $  3,077         $  2,032

Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
    Amortization, accretion and depreciation, net...........        2,486            2,693
    Other, net..............................................       14,645           14,665
Net cash provided by operating activities...................        3,579            2,761

Cash flows from investing activities:
    Proceeds from principal payments on and maturities of
      available for sale securities.........................      108,576          109,394
Net cash provided by investing activities...................        2,289            3,107

Net increase (decrease) in cash and cash equivalents........     $ 26,967         $ 26,967

------------------------

(a) The previously reported amounts for net cash provided by (used in) operating activities, investing activities and financing activities have been adjusted for the effect of the restatement.

(b) As indicated, there has been no change in the net increase in cash and cash equivalents as a result of the restatement.

27. PARENT COMPANY FINANCIAL STATEMENTS--ABINGTON BANCORP, INC.
    (PARENT COMPANY ONLY)

                                 BALANCE SHEETS

                                                              DECEMBER 31,
                                                         -----------------------
                                                            2002         2001
                                                         ----------   ----------
                                                                      (RESTATED)
                                                         (DOLLARS IN THOUSANDS)
Assets:
  Cash and cash equivalents............................    $   285      $   853
  Investment in subsidiaries...........................     73,230       51,790
  Other assets.........................................         29           --
                                                           -------      -------
      Total assets.....................................    $73,544      $52,643
                                                           =======      =======

Liabilities and stockholders' equity:
  Liabilities:
    Accrued expenses and other liabilities.............    $ 3,135      $ 1,871
    Junior subordinated deferrable interest
      debentures.......................................     12,629       12,553
                                                           -------      -------
      Total liabilities................................     15,764       14,424
                                                           -------      -------
Total stockholders' equity.............................     57,780       38,219
                                                           -------      -------
      Total liabilities and stockholders' equity.......    $73,544      $52,643
                                                           =======      =======

                              STATEMENTS OF INCOME

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2002       2001       2000
                                                    --------   --------   --------
                                                              (RESTATED)
                                                        (DOLLARS IN THOUSANDS)
Operating income:
  Dividends from subsidiaries.....................  $ 1,032    $ 1,032     $   32
  Interest income.................................       21         18         61
                                                    -------    -------     ------
      Total operating income......................    1,053      1,050         93

  Operating expenses..............................        2         --        119
  Interest expense................................    1,152      1,152      1,152
                                                    -------    -------     ------

Income (loss) before income taxes and equity in
  undistributed earnings of subsidiaries..........     (101)      (102)    (1,178)
Income tax benefit................................     (374)      (373)      (403)
                                                    -------    -------     ------

Income (loss) before equity in undistributed
  earnings of subsidiaries........................      273        271       (775)
Equity in undistributed earnings of
  subsidiaries....................................    5,901      1,761      5,268
                                                    -------    -------     ------

Net income........................................  $ 6,174    $ 2,032     $4,493
                                                    =======    =======     ======

                            STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                        (RESTATED)
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 6,174    $ 2,032    $ 4,493
  Adjustments to reconcile net income to net cash from
    operating activities:
    Equity in undistributed earnings of subsidiaries........   (5,901)    (1,761)    (5,268)
  Other, net................................................     (201)       445       (116)
                                                              -------    -------    -------
      Net cash provided by (used in) operating activities...       72        716       (891)

Cash flows from investing activities:
      Net cash used in investing activities.................       --         --         --

Cash flows from financing activities:
  Proceeds from issuance of common stock....................      686        179        260
  Dividends on common stock.................................   (1,326)    (1,209)      (982)
  Repurchase of common stock................................       --         --     (1,699)
                                                              -------    -------    -------
      Net cash used in financing activities.................     (640)    (1,030)    (2,421)

Net decrease in cash and cash equivalents...................     (568)      (314)    (3,312)
Cash and cash equivalents at beginning of year..............      853      1,167      4,479
                                                              -------    -------    -------

Cash and cash equivalents at end of year....................  $   285    $   853    $ 1,167
                                                              =======    =======    =======

28. QUARTERLY DATA (UNAUDITED)

    Operating results on a quarterly basis for the year ended December 31, 2002 and restated operating results for the year ended December 31, 2001 are as follows:

                                                                  YEARS ENDED DECEMBER 31,
                            -----------------------------------------------------------------------------------------------------
                                                  2002                                                2001
                            -------------------------------------------------   -------------------------------------------------
                              FOURTH       THIRD        SECOND       FIRST        FOURTH       THIRD        SECOND       FIRST
                             QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                   (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Interest and dividend
  income..................  $   10,833   $   11,327   $   11,630   $   11,736   $   11,833   $   12,449   $   12,539   $   12,108
Interest expense..........       4,604        4,809        5,764        5,918        6,486        6,885        7,064        7,208
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net interest income.......       6,229        6,518        5,866        5,818        5,347        5,564        5,475        4,900
Provision for possible
  loan losses(a)..........         150          100          (25)          --          865          510          330           --
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net interest income, after
  provision for possible
  loan losses.............       6,079        6,418        5,891        5,818        4,482        5,054        5,145        4,900
Non-interest income.......       4,670        2,844        2,908        3,329        3,750(b)      2,752       2,911          356(f)
Non-interest expenses.....       8,828(d)      6,829       6,254        6,056(e)      7,502(c)      6,123(b)      6,219      5,903
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before
  income taxes and
  cumulative effect of
  accounting change.......       1,921        2,433        2,545        3,091          730        1,683        1,837         (647)
Provision (benefit) for
  income taxes............         793          940          958        1,125          192          646          658         (223)
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before
  cumulative effect of
  accounting change.......  $    1,128   $    1,493   $    1,587   $    1,966   $      538   $    1,037   $    1,179   $     (424)
Cumulative effect of
  change in accounting for
  costs of sales
  incentives, net of
  taxes...................          --           --           --           --           --           --           --         (298)
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss).........  $    1,128   $    1,493   $    1,587   $    1,966   $      538   $    1,037   $    1,179   $     (722)
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Basic earnings per share--
Income (loss) before
  cumulative effect of
  accounting change.......  $      .30   $      .44   $      .50   $      .62   $      .17   $      .33   $      .38   $     (.14)
Cumulative effect of
  change in accounting....          --           --           --           --           --           --           --         (.09)
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss) per
  share                     $      .30   $      .44   $      .50   $      .62   $      .17   $      .33   $      .38   $     (.23)
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Weighted average common
  shares--basic...........   3,736,000    3,374,000    3,191,000    3,182,000    3,116,000    3,112,000    3,110,000    3,081,000
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Diluted earnings per
  share--
Income (loss) before
  cumulative effect of
  accounting change.......  $      .29   $      .42   $      .48   $      .60   $      .17   $      .32   $      .37   $     (.14)
Cumulative effect of
  accounting change.......          --           --           --           --           --           --           --         (.09)
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss) per
  share...................  $      .29   $      .42   $      .48   $      .60   $      .17   $      .32   $      .37   $     (.23)
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Weighted average common
  shares--diluted.........   3,918,000    3,519,000    3,326,000    3,276,000    3,239,000    3,248,000    3,225,000    3,081,000
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

------------------------------

(a) Provisions for loan losses primarily related to continued deterioration in 2 key credits during 2001. Both of these credits were on non-accrual at December 31, 2001 and were specifically reserved for as noted in Note 6.

(b) Net gains on sales of securities totaled $416,000 in the fourth quarter of 2001.

(c) Includes a charge of $635,000 due to a writedown of a real estate holding to its fair market value during the fourth quarter of 2001 (Note 1).

(d) Includes non-recurring acquisition related charge of $330,000 and approximately $1.1 million increase attributable to increased mortgage company commissions and performance related incentives.

(e) Includes a $413,000 gain on the settlement of the pension program.

(f) Includes impairment charge related to an investment in a corporate bond of $2.6 million.

ANNUAL REPORT ON FORM 10-K

    A copy of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission, is available to stockholders without charge upon written request to:

Investor Relations
Abington Bancorp, Inc.
Weymouth Woods Corporate Center
97 Libbey Parkway
Weymouth, MA 02189

INQUIRIES

James K. Hunt
Executive Vice President,
Chief Financial Officer and Treasurer
Abington Bancorp, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Effective July 1, 2002 Abington Bancorp, Inc. (the "Company") dismissed Arthur Andersen LLP ("Arthur Andersen") as the Company's independent public accountants. On that date, the Company appointed PricewaterhouseCoopers LLP as independent auditors. These actions were recommended by the Company's Audit Committee and approved by the Board of Directors of the Company.

    Arthur Andersen's reports on the Company's consolidated financial statements for the Company's fiscal years ended 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

    During the Company's two most recent fiscal years and any interim periods preceding the dismissal of Arthur Andersen, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its report.

    During the Company's two most recent fiscal years and any interim periods preceding the dismissal of Arthur Andersen, there have been no reportable events of the type required to be disclosed by Item 304(a)(1)(v) of Regulation S-K.

    The Company provided Arthur Andersen with a copy of the foregoing disclosures. See the 8-K filed with the SEC on July 1, 2002.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION REGARDING NOMINEES AND DIRECTORS

    The following table sets forth certain information as of April 30, 2003 regarding the current Directors and the nominees for Director of the Company:

                                                                             DIRECTOR   TERM AS DIRECTOR
    NAME                                                            AGE       SINCE*      WILL EXPIRE
    ----                                                          --------   --------   ----------------
    Bruce G. Atwood.............................................     65        1978           2004
**  William F. Borhek...........................................     64        1980           2003
**  Ann M. Carter...............................................     47        2002           2003
    Joel S. Geller..............................................     62        1982           2004
    Paul C. Green...............................................     53        2002           2003
**.. Rodney D. Henrikson.........................................    67        1973           2003
    A. Stanley Littlefield......................................     77        1985           2003
    James P. McDonough..........................................     52        1990           2005
    John P. O'Hearn, Jr.........................................     63        2002           2004
    Gordon N. Sanderson.........................................     70        1985           2005
    Laura J. Sen................................................     47        2001           2004
    Wayne P. Smith..............................................     65        1973           2005
    Jeffrey S. Stone............................................     46        2002           2005

------------------------

* Includes (where applicable) service as a trustee of the Bank prior to its conversion from mutual to stock form in 1986 (the "Conversion") and as director of the Bank from the date of the Conversion to the establishment of the Company as the holding company of the Bank on January 31, 1997. All Directors of the Company are also Directors of the Bank.

**  Nominees for Director.

    The principal occupation and business experience during at least the last five years of each current Director and nominee is as follows:

    BRUCE G. ATWOOD has been Vice President-Operations and Treasurer of Hyer Industries, Inc., a manufacturer of industrial scales, since 1978.

    WILLIAM F. BORHEK has been President of Wm. F. Borhek Insurance Agency, Inc., a general insurance agency, since 1964.

    ANN M. CARTER has been Executive Vice President and Chief Operating Officer of The Rasky/ Baerlein Group, a Boston-based full-service communication firm, since 1997. From 1994 until 1997, she was Senior Vice President and Director of Client Service. Prior to joining The Rasky/Baerlein Group in 1994, she was a Vice President at Winthrop Financial Associates, a real estate investment and management company, for ten years.

    JOEL S. GELLER has been a partner in Wein-Gell Associates, an investment firm, since 1969. Until February 2000, he was the owner-manager and a director of Abington Liquors Corp., a retail liquor store.

    PAUL C. GREEN was the President, Chief Executive Officer and Chairman of the Board of Massachusetts Fincorp, Inc. from its formation in 1998 and of The Massachusetts Co-operative Bank from 1991 until, in each case, the bank and the company were acquired by the Company in 2002.

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

    JOHN P. O'HEARN, JR. is Executive Vice President and Director of Meredith & Grew, Inc., a real estate firm, where he has been employed since 1962.

    GORDON N. SANDERSON has been retired since 1991. From 1970 to 1991, he was Vice President-Sales of B & W Press, Inc., a specialty printing company.

    LAURA J. SEN is a consultant. She was Executive Vice President, Merchandise for BJ's Wholesale Club from 1997 to February 2003. She was Vice President, Logistics from 1989 to 1993 and Senior Vice President, General Merchandise from 1993 to 1997.

    WAYNE P. SMITH is Treasurer and a director of Suburban Enterprises Inc., Abington, Massachusetts, a sales and marketing firm.

    JEFFREY S. STONE has served as the President and Chief Executive Officer of Tweeter, Inc. since January 2000 and as Chief Operating Officer from 1990 to 2000. He has served as a Director of Tweeter since 1990. From 1987 to 1990,
Mr. Stone served as the Executive Vice President of Bread & Circus, a specialty natural foods supermarket chain, and from 1983 to 1987 as Vice President of Human Resources and Training for Scandinavian Design, a specialty furniture retailer.

EXECUTIVE OFFICERS

    The names and ages of all executive officers of the Company and the Bank as of April 30, 2003 and the principal occupation and business experience during at least the last five years for each are set forth below:

    JAMES P. MCDONOUGH. For biographical information concerning Mr. McDonough, see "Election of Directors--Information Regarding Directors and Nominees" above.

    KEVIN M. TIERNEY, SR. has been Vice President of the Company since
June 1999, Executive Vice President of the Bank since November 1998 and Chief Operating Officer of the Bank since May 2000. Prior to November 1998, he served as Executive Vice President/General Manager for the Consumer Network Services Division of Electronic Data Services, Inc., overseeing all operations for the Division from October 1997 to November 1998. From 1986 to October 1997,
Mr. Tierney served as a Senior Vice President of Retail Banking and Operations for Salem Five Cents Savings Bank. Prior to that, from 1983 to 1986, he served as Regional Business Manager for the Electronic Financial Services Division of Automatic Data Processing. Mr. Tierney is 44 years old.

    JAMES K. HUNT has been Chief Financial Officer and Treasurer of the Company and Bank since April 15, 2003. From October 2002 to January 2003 he served as interim Chief Financial Officer at Eastern Bank. From 2000 to 2002 he was Executive Vice President, Chief Financial Officer and Treasurer of People's Bancshares, Inc. and People's Savings Bank of Brockton. Mr. Hunt was Executive Vice President, Chief Financial Officer and Treasurer at UST Corp. and USTrust in Boston, MA from

1994 to 2000. Mr. Hunt is a graduate of Husson College, Bangor, ME with a B.S. degree in Accounting. Mr. Hunt is 59 years old.

    JACK B. MEEHL, JR. has been Senior Vice President, Business Banking Division of the Bank since February 2000. Mr. Meehl served as Senior Vice President and Area Manager for Small Business Services at Fleet National Bank from 1992 to 1999. From 1971 to 1992 he held various positions at Bank of New England including Vice President and Team Leader of the Community Lending and Commercial Real Estate Lending Groups. Mr. Meehl is a graduate of Curry College with a B.S. degree in Economics. Mr. Meehl is 53 years old.

    W. CLEVELAND COGSWELL has been Senior Vice President, Consumer Banking of the Bank since March 2003. From 1990 to 2001, he served as Sales Director for Fleet Small Business Division and Sales Director for BankBoston Retail Banking. Mr. Cogswell holds a B.A. from the University of New Hampshire and is 46 years old.

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

COMPENSATION OF DIRECTORS

    During the year ended December 31, 2002, Directors received $600 for each Bank Board meeting that they attended and an annual fee of $8,000. Effective January 1, 2003, these fees were increased to $875 for each Bank Board meeting attended and an annual fee of $9,000. During 2002, members of the Executive Committee and the Loan Committee received an annual fee of $7,000 for service on each committee, members of the Compensation Committee and the Audit Committee received an annual fee of $5,000 for service on each committee and members of all other committees received $600 for each committee meeting that they attended during the year. Effective January 1, 2003, committee members receive an annual fee of $8,000 for their service on all committees of which they are members. Members of the Board who are employees of the Bank or the Company do not receive these fees. Generally, the Company's Board of Directors meets immediately prior to or after a Bank Board meeting. In such instances, Directors do not receive additional fees for attendance at meetings of the Company's Board. Otherwise, the Directors of the Company receive the same fees they receive for attendance at a Bank Board meeting.

    In October 2002, the Company adopted a Former Director Advisory Board Service Plan that replaces the Transition and Retirement Plan for Directors adopted in 2000 and creates a Former Director Advisory Board ("Advisory Board"). Directors who served on the Board of Directors for at least 15 years are eligible to serve on the Advisory Board. Active members of the Advisory Board receive annual compensation equal to the Director's Fee Income (as defined below) for up to eight years if they served on the Board for 20 or more years and for up to four years if they served on the Board for at least 15, but less than 20, years. However, payments under the Plan terminate when the Director attains the age of 78, except for Directors serving on the Board at the time the Plan was adopted who retire not later than December 30, 2003. Fee Income is defined in the Plan as the average per-person compensation paid to all Directors in the calendar year prior to the calendar year in which the Director retired, except that for non-grandfathered Directors who retire after the age of 70, Fee Income is defined in the Plan as the average per-person compensation paid to all Directors in the calendar year prior to the retiring Director's attaining the age of 70.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES ACT OF 1934

    During 2002, the Company was subject to Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-10% stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all
Section 16(a) forms they file.

    Based solely on its review of the copies of Forms 3, 4 and 5 furnished to the Company during and with respect to 2002, or written representations that no Forms 5 were required, the Company believes that all Section 16(a) filing requirements applicable to the Company's and the Bank's officers, Directors and greater-than-10% beneficial owners were complied with during 2002.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE. The following Summary Compensation Table sets forth certain information regarding compensation paid or accrued by the Company and the Bank with respect to the Chief Executive Officer and the Company's and the Bank's most highly compensated officers other than the Chief Executive Officer and whose annual compensation exceeded $100,000 for fiscal 2002.

                           SUMMARY COMPENSATION TABLE

                                                                               LONG TERM
                                                                              COMPENSATION
                                                  ANNUAL COMPENSATION         ------------
NAME AND                          FISCAL    -------------------------------      OPTION       ALL OTHER
PRINCIPAL POSITION                 YEAR     SALARY(2)   BONUS(3)   OTHER(4)      GRANTS      COMPENSATION
------------------               --------   ---------   --------   --------   ------------   ------------
James P. McDonough.............    2002     $325,023    $ 97,292                      0         $15,566(1)
  President and Chief Executive    2001      310,690           0                 10,000          21,180
  Officer of the Company and       2000      292,898     116,000                 10,000          12,992
  the Bank

Kevin M. Tierney, Sr...........    2002      181,783      50,209                      0          52,817(1)
  Vice President of the            2001      173,398           0                  8,500          53,483
  Company; Executive Vice          2000      161,050      54,208                 11,000           5,247
  President and Chief Operating
  Officer of the Bank

Robert M. Lallo (5)............    2002      143,838      26,211                      0          23,101(1)
                                   2001      138,318           0                  8,500          25,949
                                   2000      133,184      43,930                 19,000           5,758

Jack B. Meehl, Jr. (6).........    2002      109,070      23,106                      0           8,444(1)
  Senior Vice President,           2001      104,039      17,988                  6,400           8,967
  Business Banking of the Bank     2000       89,683      24,749                 10,000             506

Cynthia A. Mulligan (7)........    2002      102,594      20,780                      0           6,400(1)
                                   2001      107,190      20,780                      0           6,039
                                   2000       31,479       2,000                 10,000               0

------------------------

(1) Includes life insurance premiums of $2,429, $592, $410, $762 and $267 for Messrs. McDonough, Tierney, Lallo and Meehl and Ms. Mulligan, respectively; allocation of shares of Company Common Stock under the Bank's Employee Stock Ownership Plan (the "ESOP"), the dollar value of which was $8,414, $7,796, $5,459 and $6,175 for Messrs. McDonough, Tierney, Lallo and Meehl, respectively; and the Company's contribution to the 401(k) accounts of Messrs. McDonough, Tierney, Lallo and Meehl and Ms. Mulligan in the amounts of $11,500, $10,225, $7,691, $7,682 and $6,133, respectively. For
    Messrs. Tierney and Lallo, includes $42,000 and $15,000, respectively, contributed by the Bank to a Trust for providing them with a supplemental retirement benefit. See "Supplemental Executive Retirement Agreements." Because

    Mr. McDonough's supplemental executive retirement agreement provides for a defined benefit, does not include amounts accrued by the Bank with respect to the agreement, but does include the economic value of term life insurance purchased in connection with his agreement. See "Supplemental Executive Retirement Agreements."

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

(5) Mr. Lallo was Chief Financial Officer and Treasurer of the Company and Executive Vice President, Treasurer and Chief Financial Officer of the Bank through April 14, 2003.

(6) Mr. Meehl joined the Company in February 2000.

(7) Ms. Mulligan was Senior Vice President-Consumer Banking Division of the Bank from September 2000 through December 4, 2002.

    OPTION GRANTS. No options were granted to any of the executive officers named in the Summary Compensation Table for the fiscal year ended December 31, 2002.

    OPTION EXERCISES. The following Fiscal Year-End Option Table sets forth certain information regarding stock options exercised during the fiscal year ended December 31, 2002 and stock options held as of December 31, 2002 by the executive officers named in the Summary Compensation Table.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                                                  NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                                                       OPTIONS AT               IN-THE-MONEY OPTIONS
                                     SHARES                          FISCAL YEAR-END            AT FISCAL YEAR-END(1)
                                    ACQUIRED        VALUE      ---------------------------   ---------------------------
NAME                               ON EXERCISE   REALIZED(2)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                               -----------   -----------   -----------   -------------   -----------   -------------
James P. McDonough...............     40,000      $484,400       70,000         10,000        $726,625            0
Kevin M. Tierney, Sr.............          0             0       39,500              0         295,313            0
Robert M. Lallo..................      5,400        72,520       34,500          7,000         304,188            0
Jack B. Meehl, Jr................          0             0       16,400              0         148,218            0
Cynthia A. Mulligan..............     10,000       101,900            0              0               0            0

------------------------

(1) Value is based on the last sales price of the Company Common Stock of $20.905 on December 31, 2002, as reported by The Nasdaq Stock Market National Market System, less the applicable option exercise price. These values have not been and may never be realized. Actual gains, if any, on exercise will depend on the value of the Company Common Stock on the date of the sale of the shares underlying the options.

(2) Value is based on the last sales price of the Company Common Stock on the date of exercise, less the applicable option exercise price.

COMPENSATION COMMITTEE REPORT

    The Compensation Committee (re-named the Compensation and Organization Committee in 2003) of the Board is currently composed of three Directors, Messrs. Atwood and Smith and Ms. Sen. The Committee administers the Company's stock option plans and is charged with the responsibility of reviewing and approving executive officers' compensation. The following describes the compensation programs in effect during fiscal 2002.

COMPENSATION POLICY

    The Company's compensation policies are designed to pay executives an annual salary that is industry competitive and an annual bonus that is based both on the performance of the Company (as compared to its annual business plan) and on individual goals established for each of the executives for the fiscal year. The Company also has longer term incentives based on stock options. All three components of compensation are reviewed by the Committee to ensure salaries remain competitive, bonuses reward performance and stock options provide continued incentives.

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

    Executive officers and key management employees of the Company and the Bank participate in the Company's Management Incentive Compensation Program (the "Bonus Plan"). Payments under the Bonus Plan are contingent on the Company meeting its strategic and operational objectives for the fiscal year. Bonuses may be awarded for the achievement of the Company's financial performance goals and an individual participant's objectives. Bonus awards are determined by a defined formula; factors considered in this formula include financial performance of the Company, return on equity and evaluation of achievement of strategic and/or operational goals and unit profitability. Based on the extent to which the Company achieves those objectives, participants, depending on the Bonus Plan group, may receive from 15% to 40% of base salary. The Committee reviews both individual and Company goals annually. However, the Board of Directors has final authority with respect to all bonus awards. Approximately 30.1% of the Company's compensation to executives of the Company and the Bank in fiscal 2002 was in the form of bonuses.

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

                                          COMPENSATION COMMITTEE

                                          Bruce G. Atwood, Chairman
                                          Laura J. Sen
                                          Wayne P. Smith

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Bruce G. Atwood, Ralph B. Carver, Jr., A. Stanley Littlefield and Laura J. Sen served on the Compensation Committee during all or part of fiscal 2002. Persons serving on the Compensation Committee had no relationships with the Company other than their relationship to the Company as Directors entitled to the receipt of standard compensation as Directors and members of certain committees of the Board and their relationship to the Company as stockholders, except as described below under "Certain Transactions with Management of the Company and Others." No person serving on the Compensation Committee or on the Board of Directors of the Company is an executive officer of another entity for which an executive officer of the Company or the Bank serves on the Board of Directors or on that entity's compensation committee.

                               PERFORMANCE GRAPH

    The following Performance Graph compares the performance of the Company's cumulative stockholder return with that of a broad market index (the S&P 500 Index) and a published industry index (the Keefe, Bruyette & Woods New England Bank Index) for each of the most recent five fiscal years. The cumulative stockholder return for shares of Common Stock and each of the indices is calculated assuming that $100 was invested on December 31, 1997. The performance of the indices is shown on a total return (dividends reinvested) basis. The graph lines merely connect year-end dates and do not reflect fluctuations between those dates.

                                     [LOGO]

401(K) PLAN

    The Bank has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code for the benefit of its employees, including officers. Subject to certain eligibility requirements, the 401(k) plan permits each participant to defer up to 75% of such participant's annual salary up to a maximum annual amount ($11,000 in calendar year 2002). The Bank contributes to the account of each eligible plan participant an amount equal to 3% of the plan participant's annual compensation and matches 50% of the first 6% of annual salary contributed by a participant.

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

February 2002. The following are settlements and enhancements for the executive officers named in the Summary Compensation Table.

EXECUTIVE                                                    BASIC VALUE   ENHANCEMENT    TOTAL
---------                                                    -----------   -----------   --------
James P. McDonough.........................................    $182,276     $116,692     $298,968
Kevin M. Tierney, Sr.......................................      17,606       10,446       28,052
Robert M. Lallo............................................      34,566       23,907       58,473
Jack B. Meehl, Jr.(1)......................................           0            0            0
Cynthia A. Mulligan (1)....................................           0            0            0

------------------------

(1) Neither Mr. Meehl nor Ms. Mulligan was eligible to participate in the Plan prior to its termination.

TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

    The Company and the Bank have entered into special termination agreements with Messrs. McDonough, Tierney, Lallo and Meehl.

    The Agreements provide for severance payments if the officer's employment with the Company or the Bank is terminated within three years following a change in control of the Company (as defined in the agreements) under certain circumstances, including either (1) termination of the officer's employment by the Company or the Bank for any reason other than death, deliberate dishonesty with respect to the Company or any subsidiary or affiliate thereof or conviction of a crime involving moral turpitude, or (2) resignation by the officer subsequent to the occurrence of any of the following events: (a) a reduction in compensation, (b) a significant change in the officer's authority or responsibility, (c) a reasonable determination by the officer that he is unable to exercise his prior authority or responsibility as a result of such change in control or (d) the failure by the Company or the Bank to continue any material compensation, incentive, bonus or benefit plan (or provide an appropriate substitute plan) or the failure by the Company or the Bank to continue the officer's participation therein on a basis not materially less favorable as existed at the time of the change of control. In such event, the officer would receive a lump sum payment equal to approximately three times the officer's average annual compensation (including bonuses) over the five years prior to the change in control.

SUPPLEMENTAL EXECUTIVE RETIREMENT AGREEMENTS

    The Bank has entered into a new supplemental executive retirement agreement with James P. McDonough dated as of August 23, 2001 and a related split dollar agreement for the purpose of providing a supplemental retirement benefit to Mr. McDonough. The Bank has established a trust for the purpose of holding funds contributed by the Bank to fund this benefit.

    The agreement provides that Mr. McDonough will be entitled to receive at age 65 an annual supplemental retirement benefit (payable in equal monthly installments during Mr. McDonough's life or for a minimum of 20 years) calculated by (x) multiplying (i) 65% times (ii) Mr. McDonough's final average compensation (as defined in the agreement) and by (y) subtracting from such result the following: (i) one half of the annual amount payable to Mr. McDonough as a primary social security retirement benefit at age 65,
(ii) the annual pension payable to Mr. McDonough from defined benefit pension plans at age 65, as if such pension were paid as a single-life annuity and
(iii) the annual annuity equivalent (as defined in the agreement) for any defined contribution plans maintained by the Bank or the Company during Mr. McDonough's employment.

    If Mr. McDonough's employment with the Bank is terminated other than for cause (as defined in the agreement) prior to his attaining the age of 65, Mr. McDonough is entitled to receive, at age 65, a lesser benefit.

    If Mr. McDonough dies prior to age 65 while he is employed by the Bank or the Company, in lieu of the benefit provided under his supplemental executive retirement agreement, his designated beneficiary is entitled to a benefit equal to three times Mr. McDonough's final average compensation plus the aggregate amount of all accruals made by the Bank or the Company with respect to the benefit up to the end of the then-preceding year.

    If within three years following a change in control (as defined in the agreement) Mr. McDonough's employment is terminated for other than cause or death or Mr. McDonough resigns following the failure of the Board of Directors to elect him to the office of President and Chief Executive Officer or his salary, benefits or scope of responsibility are reduced, Mr. McDonough is entitled to receive the benefit to which he would have been entitled had he resigned at age 65. If Mr. McDonough dies before age 65, his designated beneficiary is entitled to receive a benefit equal to three times
Mr. McDonough's final compensation for the three calendar years (out of his final five calendar years of employment with the Bank) during which his compensation was the highest plus an amount equal to the accruals previously made by the Bank or the Company with respect to the SERP benefit.

    The Bank has entered into a supplemental executive retirement agreement with each of Kevin M. Tierney, Sr. and Robert M. Lallo, dated as of July 26, 2001, for the purpose of providing a supplemental retirement benefit to the executives. Pursuant to each of the agreements, the Bank will make an annual contribution to a trust during the term of the executive's employment with the Bank. The executive becomes fully vested in the funds contributed to the trust (including the investment proceeds thereon) on the date that is the later to occur of (i) two years from the date of the agreement or (ii) five years from the date the executive commenced employment with the Bank. In addition, the executive becomes fully vested upon (i) termination of the executive's employment by him for good reason (as defined in the agreements), (ii) the executive's death, (iii) termination of the executive's employment by the Bank without cause (as defined in the agreements), or (iv) a change in control. Upon a change in control, the Bank will make an irrevocable contribution to the trust in an amount equal to three times the amount of the Bank's annual contribution to the trust. the Bank's obligation to make an annual contribution ceases when the executive reaches the age of 65 or if his employment terminates for any reason. Upon termination of the executive's employment, he is entitled to receive, at age 65, the funds contributed to the trust and the investment proceeds thereon, provided the executive is vested in the benefit. The Bank's annual contribution for Mr. Tierney is $42,000 and for Mr. Lallo $15,000.

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

    In November 1993, the ESOP entered into a loan agreement with the Bank pursuant to which the ESOP borrowed $570,000 to purchase 94,256 shares of the Company Common Stock. The loan was repaid during 2000 and al shares have been allocated to the accounts of participants. Commencing in 2001, the Board of Directors may approve annual cash contributions to the ESOP, which will be used to purchase shares of Company Common Stock on the open market for immediate allocation to participants. The amount of any such cash contributions will be based on the Company's accomplishment of financial and strategic goals. For the plan year ended December 31, 2002, a cash contribution in the amount of $450,000 was made to the ESOP, which has thus far been used to purchase 7,500 shares of Common Stock, none of which shares have been allocated to participants for the plan year ended December 31, 2002.

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

    The ESOP is administered by a Committee, consisting of three Bank employees. A Bank employee serves as the trustee of the ESOP. Under the ESOP, the Committee is required to solicit instructions from the participants with respect to voting shares that have been allocated to such participants, and is required to follow such instructions in directing the trustee to vote such allocated shares. Upon the direction of the Committee, the trustee also exercises numerous other powers including the right to sell or otherwise dispose of Common Stock held by the ESOP.

EQUITY COMPENSATION PLANS

    The following table sets forth certain information as of December 31, 2002 regarding securities authorized for issuance under the Company's equity compensation plans. As of December 31, 2002, all of the Company's equity compensation plans were approved by the Company's stockholders.

                                                                                        NUMBER OF SHARES
                                                                                       REMAINING AVAILABLE
                                                                                       FOR FUTURE ISSUANCE
                              NUMBER OF SHARES TO                                         UNDER EQUITY
                                BE ISSUED UPON                                         COMPENSATION PLANS
                                  EXERCISE OF        WEIGHTED-AVERAGE EXERCISE     (EXCLUDING SHARES REFLECTED
                              OUTSTANDING OPTIONS   PRICE OF OUTSTANDING OPTIONS          IN COLUMN (A)
PLAN CATEGORY                         (A)                       (B)                            (C)
-------------                 -------------------   ----------------------------   ---------------------------
Equity compensation plans
  approved by
  shareholders..............        524,753                    $12.46                        47,450
Equity compensation plans
  not approved by
  shareholders..............             --                        --                            --
                                    -------                    ------                        ------
Total.......................        524,753                    $12.46                        47,450
                                    =======                    ======                        ======

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of April 30, 2003 regarding each person known by the Company to own beneficially more than 5% of the Company Common Stock, each Director and nominee for Director of the Company, each executive officer named in the Summary Compensation Table and all Directors and executive officers of the Company as a group.

                                                              AMOUNT AND NATURE OF
    NAME                                                     BENEFICIAL OWNERSHIP(1)   PERCENT OF CLASS(2)
    ----                                                     -----------------------   -------------------
    Dennis E. Barry and Joseph L. Barry, Jr................          259,000(3)                6.89%
      c/o Hallamore Motor Transportation, Inc.
      795 Plymouth Street Holbrook, MA 02343

    Banc Fund IV L.P.......................................          258,968(4)                6.89
      208 South LaSalle Street
      Suite 1680
      Chicago, IL 60604-1000

    James P. McDonough.....................................          225,162(5)                5.84
      c/o Abington Bancorp, Inc.
      97 Libbey Parkway
      Weymouth, MA 02189

    Joel S. Geller.........................................          156,871(6)                4.17
    Wayne P. Smith.........................................           72,917(7)                1.93
    Paul C. Green..........................................           58,278(8)                1.55
    Robert M. Lallo........................................           47,649(9)                1.26
    Gordon N. Sanderson....................................           46,086(10)               1.22
    Bruce G. Atwood........................................           42,680(11)               1.13
    Kevin M. Tierney, Sr...................................           41,905(12)               1.10
*   William F. Borhek......................................           34,194(13)                .91
*   Rodney D. Henrikson....................................           31,265(14)                .83
    John P. O'Hearn, Jr....................................           29,267(15)                .78
    A. Stanley Littlefield.................................           26,500(16)                .70
    Jack B. Meehl, Jr......................................           16,441(17)                .44
*   Ann M. Carter..........................................           12,400(18)                .33
    Laura J. Sen...........................................           10,700(19)                .28
    Jeffrey Stone..........................................           10,000(20)                .27
    Cynthia A. Mulligan....................................            1,070(21)                .03
    All directors and executive officers as a group (17
      persons).............................................          863,385(22)              21.28

------------------------

  * Nominee for Director

 (1) Except as otherwise noted, all persons and entities have sole voting and investment power over their shares. All amounts shown in this column include shares obtainable upon exercise of stock options exercisable within 60 days of the date of this table.

 (2) Calculated based on outstanding shares of the Company Common Stock as of April 30, 2003.

 (3) Based upon information provided to the Company on March 27, 2001, Dennis E. Barry owns 159,000 shares as to which he has sole voting and dispositive power and based upon information provided to the Company in March 2003, Joseph L. Barry, Jr. owns 100,000 shares as to which he has sole voting and dispositive power.

 (4) Based on a Schedule 13G filed with the SEC on February 13, 2003 jointly by Banc Fund IV L.P., Bank Fund V L.P. and Banc Fund VI L.P. The Schedule 13G shows that Banc Fund IV L.P. has sole voting and dispositive power with respect to 90,600 shares; Banc Fund V L.P. has sole voting and dispositive power with respect to 104,568 shares; and Banc Fund VI L.P. has sole voting and dispositive power with respect to 63,800 shares.

 (5) Includes 70,000 shares subject to currently exercisable options, 15,263 shares held in his self-directed IRA, 128,304 shares owned jointly with his wife and 2,528 shares owned by his wife in a self-directed IRA. Also includes 578 shares held by Mr. McDonough as custodian for one of his two children and 578 shares held by his wife as custodian for one of their two children (1,156 shares total). Mr. McDonough disclaims beneficial ownership of the shares owned directly by his wife. Also includes 14,911 shares held by the ESOP as to which Mr. McDonough has the power to direct the voting. Does not include 10,000 shares subject to options which by their terms are not exercisable until the fair market value (as defined in the option agreement) is at least $24.90 per share for a period of 30 consecutive business days.

 (6) Includes 7,500 shares subject to currently exercisable options, 2,000 shares owned jointly with his mother, 23,000 shares owned jointly with his wife, 3,568 shares owned directly by his wife, 1,688 shares owned by his son, 2,228 shares owned by his daughter, and 113,026 shares owned by a partnership in which Mr. Geller is a partner. Also includes 1,861 shares which have been accrued under the Company Deferred Stock Compensation Plan for Directors. Mr. Geller disclaims beneficial ownership of the 3,568 shares owned directly by his wife and the shares owned by his son and daughter. Does not include 2,000 shares subject to options which are not exercisable until the fair market value (as defined in the option agreement) of the Company Common Stock is at least $24.90 for a period of 30 consecutive business days.

 (7) Includes 12,000 shares subject to currently exercisable options, 11,500 shares owned jointly with his wife, 21,374 shares owned by his wife and 1,549 shares accrued under the Company Deferred Stock Compensation Plan for Directors. Does not include 2,000 shares subject to options which are not exercisable until the fair market value (as defined in the option agreement) of the Company Common Stock is at least $24.90 for a period of 30 consecutive business days.

 (8) Includes 4,970 shares subject to currently exercisable options, 1,000 shares owned jointly with his wife and 28,625 shares held in his self-directed IRA. Also includes 84 shares held by his wife as custodian for each of their two children (168 shares total).

 (9) Includes 34,500 shares subject to currently exercisable options, 1,804 shares held in his self-directed IRA and 8,080 shares owned jointly with his wife. Also includes 3,265 shares held by the ESOP as to which Mr. Lallo has the power to direct voting. Does not include 7,000 shares subject to options which by their terms are not exercisable until the fair market value (as defined in the option agreement) is at least $24.90 per share for a period of 30 consecutive business days.

(10) Includes 12,000 shares subject to currently exercisable options and 34,086 shares owned through a Realty Trust. Does not include 2,000 shares subject to options which are not exercisable until the fair market value (as defined in the option agreement) of the Company Common Stock is at least $24.90 for a period of 30 consecutive business days.

(11) Includes 12,000 shares subject to currently exercisable options, 11,856 shares owned by his wife and 16,763 shares owned by a Trust of which Mr. Atwood is Trustee. Also includes 2,061 shares accrued under the Company Deferred Stock Compensation Plan for Directors. Mr. Atwood disclaims beneficial ownership of the shares owned by his wife. Does not include 2,000 shares subject to options which are not exercisable until the fair market value (as defined in the option agreement) of the Company Common Stock is at least $24.90 for a period of 30 consecutive business days.

(12) Includes 39,500 shares subject to currently exercisable options and 1,105 shares held by the ESOP as to which Mr. Tierney has the power to direct voting.

(13) Includes 9,000 shares subject to currently exercisable options, 21,492 shares owned jointly with his wife and 2,371 shares owned directly by his wife. Also includes 1,135 shares accrued under the

     Company Deferred Stock Compensation Plan for Directors. Mr. Borhek disclaims beneficial ownership of the shares owned directly by his wife. Does not include 2,000 shares subject to options which are not exercisable until the fair market value (as defined in the option agreement) of the Company Common Stock is at least $24.90 for a period of 30 consecutive business days.

(14) Includes 9,000 shares subject to currently exercisable options, 5,489 shares in a corporation of which Mr. Henrikson is an officer, director and stockholder. Also includes 1,904 shares held in his self-directed IRA and 1,904 shares held by his wife in a self-directed IRA. Does not include 2,000 shares subject to options which are not exercisable until the fair market value (as defined in the option agreement) of the Company Common Stock is at least $24.90 for a period of 30 consecutive business days.

(15) Includes 2,646 shares subject to currently exercisable options and 26,621 shares owned jointly with his wife.

(16) Includes 12,000 shares subject to currently exercisable options and 12,500 shares owned jointly with his wife. Does not include 2,000 shares subject to options which are not exercisable until the fair market value (as defined in the option agreement) of the Company Common Stock is at least $24.90 for a period of 30 consecutive business days.

(17) Includes 16,400 shares subject to currently exercisable options and 41 shares held by the ESOP as to which Mr. Meehl has the power to direct voting.

(18) Includes 10,000 shares subject to currently exercisable options, 2,300 shares held in her self-directed IRA and 100 shares owned jointly with her spouse.

(19) Includes 10,000 shares subject to currently exercisable options and 700 shares owned jointly with her spouse.

(20) Includes 10,000 shares subject to currently exercisable options.

(21) Includes 394 shares held in her self-directed IRA and 676 shares owned by her spouse in a self-directed IRA.

(22) Includes 271,516 shares obtainable by exercise of currently exercisable options held by all directors and executive officers as a group. Also includes 19,322 shares held by the ESOP as to which executive officers of the Company have the power to direct the voting. Does not include 31,000 shares subject to options which by their terms are not exercisable until the fair market value (as defined in the relevant option agreements) of the Company Common Stock is at least $24.90 per share for a period of 30 consecutive business days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS WITH MANAGEMENT OF THE COMPANY AND OTHERS

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

ITEM 14. CONTROLS AND PROCEDURES

    In March, 2003, the Company strengthened its accounting function with the addition of a new corporate controller. The former controller was initially retained on staff. In the process of closing the books for the month of February, the new controller discovered some facts which led her to conclude that certain accounting errors had been recorded by the former controller which impacted historical financial results. The errors initially identified were related to misapplied cash payments on mortgagebacked securities(MBS), inaccurate amortization of premiums on MBS, accrued interest receivable overstatements on MBS, and suspense accounts activity.

    Management promptly notified the Audit Committee and its outside auditors, PricewaterhouseCoopers LLP, of the errors identified, initiated a comprehensive review of the accounting records to determine the extent and magnitude of the accounting errors, and withheld the filing of its Form 10-K for the year ended December 31, 2002 pending the results of this review. Subsequent review identified an additional error related to interest accruals on mortgage loans, and this error was deemed material to the Company's 2001 financial statements as well as to the first three quarters of 2002. As a result, the Company engaged PricewaterhouseCoopers LLP (which had replaced Arthur Andersen LLP as the Company's independent auditor in mid-2002) to undertake a re-audit of the year ended December 31, 2001.

    The Company's management believes that PricewaterhouseCoopers LLP will conclude that certain material weaknesses existed for the year ended
December 31, 2002 under standards established by the American Institute of Certified Public Accountants ("AICPA") with regard to the effectiveness of the Company's internal control environment.

    Following the discovery of these accounting errors, the Company initiated a number of improvements in its disclosure controls and procedures as well as its internal controls. Most of these improvements were designed to reduce the opportunity for human error, which was the primary cause of each of the identified errors. For example, management has implemented several changes in the process of recording transactions and related recordkeeping in those areas where the errors occurred, including: (a) automation of investment portfolio accounting (previously processed on a manual basis), (b) improved reconcilement procedures and yield analyses, (c) the utilization of third party resources and advisory services and, (d) additional training and oversight of personnel within the accounting division. In addition, the Company has reatined the services of a new Chief Financial Officer and has further supplemented its accounting staff with the addition of a senior accounting officer. Both of these individuals have significant experience in bank accounting matters and internal controls.

    After implementing these improvements to the Company's internal controls, and under the supervision and with the participation of the Company's management, including James P. McDonough, its Chief Executive Officer, and James
K. Hunt, its Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (which evaluation was within 90 days before filing this report). Based on this evaluation, Mr. McDonough and Mr. Hunt concluded that, as of the date of their most-recent evaluation, the Company's disclosure controls and procedures were effective.

    Since the date of the evaluation described in the preceding paragraph, there have been no significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls. Before the most recent evaluation was conducted, however, the Company did make changes to improve its internal accounting controls, as discussed above.

    Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Contents

        1)  Financial Statements. See Part II Item 8 of this Report.

        2) Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable, the data is not significant or the required information is shown elsewhere in this report.

        3)  Exhibits


    2.1 Plan of Reorganization and Acquisition dated as of October 15, 1996 between the Company and Abington Savings
          Bank incorporated by reference to the Company's Registration
          Statement on Form 8-A, effective January 13, 1997.
    2.2 Amended and Restated Agreement and Plan of Merger dated as of April 10, 2002 and amended and restated on May 23, 2002 among the Company, Abington Acquisition Corp. and
          Massachusetts Fincorp, Inc., incorporated by reference to the Company's Registration Statement on Form S-4 filed on
          May 31, 2002.
    3.1 Articles of Organization of the Company incorporated by reference to the Company's Registration Statement on Form 8-A, effective January 13, 1997.
    3.2 By-Laws of the Company, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the first quarter of 2000, filed on May 12, 2000.
    4.1 Specimen stock certificate for the Company's Common Stock incorporated by reference to the Company's Registration
          Statement on Form 8-A, effective January 31, 1997.
    4.2   Form of Indenture between Abington Bancorp, Inc. and State
          Street Bank and Trust Company incorporated by reference to
          Exhibit 4.1 of the Registration Statement on Form S-2 of the
          Company and Abington Bancorp Capital Trust, filed on
          May 12, 1998.
    4.3 Form of Junior Subordinated Debenture incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-2 of the Company and Abington Bancorp Capital Trust, filed on May 12, 1998.
    4.4 Form of Amended and Restated Trust Agreement by and among the Company, State Street Bank and Trust Company, Wilmington
          Trust Company and the Administrative Trustees of the Trust incorporated by reference to Exhibit 4.4 of the Registration
          Statement on Form S-2 of the Company and Abington Bancorp
          Capital Trust, filed on May 12, 1998.
    4.5 Form of Preferred Securities Guarantee Agreement by and between the Company and State Street Bank and Trust Company incorporated by reference to Exhibit 4.6 of the Registration
          Statement on Form S-2 of the Company and Abington Bancorp
          Capital Trust, filed on May 12, 1998.
  *10.1(a) Amended and Restated Special Termination Agreement dated as of January 1997 among the Company, the Bank and James P.
          McDonough incorporated by reference to the Company's Annual
          Report on Form 10-K for the year ended December 31, 1996 filed on March 31, 1997.
      *(b) Amendment to Amended and Restated Special Termination
          Agreement, dated as of July 1, 1997 among the Company, the Bank and James P. McDonough, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.
  *10.2 Special Termination Agreement dated as of November 2, 1998 among the Company, the Bank and Kevin M. Tierney, incorporated by reference to the Company's quarterly report on Form 10-Q for the third quarter of 1998, filed on November 12, 1998.
  *10.5   Abington Bancorp, Inc. Incentive and Nonqualified Stock
          Option Plan, as amended and restated to reflect holding company formation incorporated by reference to the Company's
          Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.
  *10.6 Senior Management Incentive Plan incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 28, 2000.

  *10.7   Revised Long Term Performance Incentive Plan dated January
          2000 incorporated by reference to the Company's Annual
          Report for the year ended December 31, 1999 on Form 10-K filed on March 28, 2000.
   10.9 Dividend Reinvestment and Stock Purchase Plan is incorporated by reference herein to the Company's
          Registration Statement on Form S-3, effective January 31,
          1997.
 *10.10   Abington Bancorp, Inc. 1997 Incentive and Nonqualified Stock
          Option Plan, incorporated by reference herein to Appendix A to the Company's proxy statement relating to its special meeting in lieu of annual meeting held on June 17, 1997, filed with the Commission on April 29, 1997.
 *10.11(a) Special Termination Agreement dated as of July 1, 1997 among the Company, the Bank and Robert M. Lallo, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 1997, filed on August 13, 1997.
       (b) Amendment No. 1 to Special Termination Agreement, dated
          April 16, 1998, by and among the Company, the Bank and
          Robert M. Lallo, incorporated by reference to the Company's quarterly report on Form 10-Q for the first quarter of 1998, filed on May 8, 1998.
 *10.12   Merger Severance Benefit Program dated as of August 28,
          1997, incorporated by reference to the Company's Quarterly
          Report on Form 10-Q for the third quarter of 1997, filed on November 15, 1997.
 *10.13 Supplemental Executive Retirement Agreement between the Bank and James P. McDonough dated as of August 23, 2001, incorporated by reference to the Company's quarterly report on Form 10-Q for the third quarter of 2001, filed on November 13, 2001.
 *10.14   Deferred Stock Compensation Plan for Directors, effective
          July 1, 1998 incorporated by reference to Appendix A to the Company's proxy statement (schedule 14A) for its 1998 Annual
          Meeting, filed with the Commission on April 13, 1998.
 *10.15 Special Termination Agreement dated as of February 7, 2000 among the Company, the Bank and Jack B. Meehl, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 28, 2000.
 *10.16   Abington Bancorp, Inc. 2000 Incentive and Nonqualified Stock
          Option Plan, incorporated by reference herein to Appendix A to the Company's proxy statement relating to its annual meeting held on May 16, 2000, filed with the Commission on April 13, 2000.
 *10.17   Abington Bancorp, Inc. Former Director Advisory Board
          Service Plan, incorporated by reference to the Company's quarterly report on Form 10-Q for the third quarter of 2002, filed on November 14, 2002.
 *10.18   Defined Contribution Supplemental Executive Retirement
          Agreement between the Bank and Kevin M. Tierney, Sr. dated
          July 26, 2001, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 2001, filed on August 10, 2001.
 *10.19   Defined Contribution Supplemental Executive Retirement
          Agreement between the Bank and Robert M. Lallo dated
          July 26, 2001, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 2001, filed on August 10, 2001.
 *10.20 Payments Agreement dated as of April 10, 2002 by and among the Company, Massachusetts Fincorp, Inc. and The
          Massachusetts Co-operative Bank and Paul C. Green, incorporated by reference to the Company's Registration
          Statement on Form S-4 filed on May 31, 2002.
 *10.21 Payments Agreement dated as of April 10, 2002 by and among the Company, Massachusetts Fincorp, Inc. and The
          Massachusetts Co-operative Bank and Anthony A. Paciulli, incorporated by reference to the Company's Registration
          Statement on Form S-4 filed on May 31, 2002.
 *10.22   Consulting Agreement dated as of April 10, 2002 between the
          Company and Paul C. Green, incorporated by reference to the Company's Registration Statement on Form S-4 filed on
          May 31, 2002.
 *10.23 Employment Agreement dated as of April 10, 2002 by and between the Bank and Anthony A. Paciulli, incorporated by reference to the Company's Registration Statement on Form S-4 filed on May 31, 2002.

**10.24   Lease for office space located at Weymouth Woods Corporate
          Center 97 Libbey Industrial Parkway, Weymouth, Massachusetts
          ("lease"), used for the Bank's principal and administrative offices dated March 29, 2002 incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 2002, filed on August 14, 2002.
 *10.26 Special Termination Agreement dated as of October 24, 2002 by and between the Bank and Julie Jenkins, incorporated by reference to the Company's quarterly report on Form 10-Q for the third quarter of 2002 filed on November 14, 2002.
   11.1 A statement regarding the computation of earnings per share is included in Item 8, Note 16, of this Report.
   21.1 Subsidiaries of the Company incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
          December 31, 1999, filed on March 28, 2000.
   23.1   Consent of PricewaterhouseCoopers.
   24.1   Power of Attorney is included on signature page.
   99.1   Certifications required by Section 906 of the Sarbanes-Oxley
          Act of 2002.

------------------------

  * Management contract or compensatory plan or arrangement.

 ** Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

    (b) Reports on Form 8-K.

    The Company filed a report on Form 8-K on December 31, 2002 announcing the retirement of Ralph B. Carver, Jr. as a director of the Company and the Bank, effective January 2, 2003.

    The Company filed a report on Form 8-K on December 20, 2002 announcing an $0.11 per share dividend.

    The Company filed a report on Form 8-K on December 4, 2002 announcing the resignation of Cynthia Mulligan, Senior Vice President--Consumer Banking Division.

    The Company filed an amended report on Form 8-K/A on November 15, 2002, amending the report on Form 8-K filed on September 16, 2002 relating to the consummation of the Company's acquisition of Massachusetts Fincorp, Inc. The purpose of the amendment was to file certain financial statements and pro forma financial information.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ABINGTON BANCORP, INC.

Date: May 13, 2003                                     By:            /s/ JAMES P. MCDONOUGH
                                                            -----------------------------------------
                                                                        James P. McDonough
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

                    NAME                                        TITLE                       DATE
                    ----                                        -----                       ----
           /s/ JAMES P. MCDONOUGH              President and Chief Executive Officer;
    ------------------------------------         Director                               May 13, 2003
             James P. McDonough                  (Principal Executive Officer)

              /s/ JAMES K. HUNT
    ------------------------------------       Chief Financial Officer & Treasurer      May 13, 2003
                James K. Hunt                    (Principal Financial Officer)

             /s/ BRUCE G. ATWOOD
    ------------------------------------       Director                                 May 13, 2003
               Bruce G. Atwood

            /s/ WILLIAM F. BORHEK
    ------------------------------------       Director                                 May 13, 2003
              William F. Borhek

             /s/ JOEL S. GELLER
    ------------------------------------       Director                                 May 13, 2003
               Joel S. Geller

                    NAME                                        TITLE                       DATE
                    ----                                        -----                       ----
              /s/ PAUL C. GREEN
    ------------------------------------       Director                                 May 13, 2003
                Paul C. Green

           /s/ RODNEY D. HENRIKSON
    ------------------------------------       Director                                 May 13, 2003
             Rodney D. Henrikson

              /s/ ANN M. CARTER
    ------------------------------------       Director                                 May 13, 2003
                Ann M. Carter

         /s/ A. STANLEY LITTLEFIELD
    ------------------------------------       Director                                 May 13, 2003
           A. Stanley Littlefield

             /s/ JOHN P. O'HEARN
    ------------------------------------       Director                                 May 13, 2003
               John P. O'Hearn

           /s/ GORDON N. SANDERSON
    ------------------------------------       Director                                 May 13, 2003
             Gordon N. Sanderson

              /s/ LAURA J. SEN
    ------------------------------------       Director                                 May 13, 2003
                Laura J. Sen

             /s/ WAYNE P. SMITH
    ------------------------------------       Director                                 May 13, 2003
               Wayne P. Smith

            /s/ JEFFREY S. STONE
    ------------------------------------       Director                                 May 13, 2003
              Jeffrey S. Stone

                                 CERTIFICATIONS

I, James P. McDonough certify that:

1.  I have reviewed this annual report on Form 10-K of Abington Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    a) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003                                     /s/ JAMES P. MCDONOUGH
                                                       ---------------------------------------------
                                                       James P. McDonough
                                                       Chairman and Chief Executive Officer

I, James K. Hunt certify that:

1.  I have reviewed this annual report on Form 10-K of Abington Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    a) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003                                     /s/ JAMES K. HUNT
                                                       ---------------------------------------------
                                                       James K. Hunt
                                                       Chief Financial Officer and Treasurer