Form 10-Q
period 2003-03-31
ABINGTON BANCORP INC
filed 2003-05-15
CIK 812146

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 3,783,905 shares as of May 10, 2003.

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

ABINGTON BANCORP, INC.

FORM 10-Q

ABINGTON BANCORP, INC.

FORM 10-Q

For the Quarter Ended March 31, 2003

EXPLANATORY NOTE

Based on the findings of an internal accounting review initiated by the Company during the first quarter of 2003, the Company announced that it would revise its 2002 financial results that had previously been announced and would restate its previously issued 2001 financial statements.  The revisions and restatement are necessary to correct accounting errors related to the acceleration of prepayments on mortgage–backed investment securities, errors in recording prepayments received on various investment securities and certain adjustments related to accruals for income and expense.  See Part I, Item 2, “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operation – RECENT DEVELOPMENTS,” and Part I, Item 4 – “Controls and Procedures.”

During the internal accounting review, the Company identified a number of accounting errors recorded by the Company’s former controller, including underlying prepayment assumptions used in the calculation of interest income in 2002 that did not adequately reflect the actual prepayment rates received on a portion of its mortgage–backed securities (MBS) portfolio and that certain payments received on a portion of its MBS portfolio were not properly applied.  It was further determined, based upon the results of the preliminary review, that it would be necessary to revise the Company’s previously announced financial results for 2002 and restate the Company’s financial statements for 2001.  The Company engaged its independent auditor, PricewaterhouseCoopers LLP, which replaced Arthur Andersen LLP in mid-2002, to undertake a re-audit of the year 2001.  Accordingly, the 2002 financial information contained in this Form 10-Q for the quarter ended March 31, 2002 has been revised.

Following is a summary of the effect of restatement on the Company’s consolidated financial statements at or for the periods reflected:

	Selected Balance Sheet Data At March 31, 2002
(Dollars in thousands)	As Previously Reported	As Restated
Securities available for sale at market value	$376,412	$375,645
Other assets	7,100	6,101
Total assets	849,303	847,537
Accrued taxes and expenses	4,541	3,999
Other liabilities	36,229	36,016
Retained earnings	33,052	31,998
Other accumulated comprehensive income, net of tax	(803)	(555)
Total stockholders’ equity	38,576	37,565

	Summary of Income Statement Data Quarter Ended March 31, 2002
(Dollars in thousands)	As Previously Reported	As Restated
Interest and fees on loans	$6,619	$6,434
Interest on mortgage-backed securities	4,225	4,450
Salaries and employee benefits	3,151	3,230
Other non-interest expense	1,739	1,713
Provision for income taxes	1,130	1,125
Net income	1,974	1,966
Net income per share:
Basic	$0.62	$0.62
Diluted	$0.60	$0.60

	Selected Cash Flow Data (a)(b) Quarter Ended March 31, 2002
(Dollars in thousands)	As Previously Reported	As Restated
Net income	$1,974	$1,966

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization, accretion and depreciation, net	512	414
Other, net	20,146	20,337
Net cash provided by operating activities	37,646	37,731

Cash flows from investing activities:
Proceeds from principal payments on, and maturities of, available for sale securities	22,906	22,821
Net cash provided (used) by investing activities	(81,504)	(81,589)

Net increase in cash and cash equivalents	$14,810	$14,810

(a) The previously reported amounts for net cash provided by (used in) operating activities and investing activities have been adjusted for the effect of the restatement.

(b) As indicated, there has been no change in the net increase in cash and cash equivalents as a result of the restatement.

In April 2003, shortly after the Company announced its intention to restate its financial statements, it was informed by the staff of the United States Securities and Exchange Commission (“SEC”) that the SEC is conducting an informal inquiry with respect to certain of the matters reflected in the announcement.  The Company is cooperating fully with the inquiry.

The restatement and re-audit of the Company’s 2001 financial statements resulted in the Company’s inability to file its 2002 Annual Report on Form 10-K within the time prescribed by the SEC.  On April 16, 2003, the Company received a letter from Nasdaq indicating that Nasdaq had not received the Company’s Annual Report on Form 10-K for the year ended December 31, 2002  and had commenced the standard delisting process for companies that have delayed filing required periodic reports with the exchange.  Effective April 18, 2003, the company’s trading symbol “ABBK” was listed as “ABBKE” to denote the Company’s filing delinquency.  In addition, the symbol of Abington Bancorp Capital Trust – 8.25% Cumulative Trust Preferred Securities has been changed from “ABBKP” to “APKPE.”  On April 21, 2003, the Company announced that it would request a hearing before a Nasdaq Listing Qualifications Panel to discuss the standard delisting process.  Such hearing has been scheduled for May 16, 2003.  The Company believes that, upon the filing of its Annual Report on Form 10-K for the year ended December 31, 2002, and this Form 10-Q for the quarter ended March 31, 2003, it will have satisfied the requirements for continued Nasdaq listing.

RISKS RELATING TO ARTHUR ANDERSEN LLP

Arthur Andersen LLP previously audited the Company’s financial statements at December 31, 2001 and for the three years then ended.  As previously indicated, the Company has restated its financial statements at and for the year ended December 31, 2001 and has revised the related Notes to Financial Statements as appropriate.  As discussed in Item 9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the United States Securities and Exchange Commission, the Company

changed independent accountants on July 1, 2002. The Company's financial statements as of and for the year ended December 31, 2001, as restated, have been audited by PricewaterhouseCoopers LLP whose report thereon is included as Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Arthur Andersen LLP has not reissued its previous report on the Company's financial statements, which previous report is included in Item 8 thereof, nor has it furnished an updated consent with respect to the incorporation by reference of such financial statements into the Company's registration statements on Form S-8 and Form S-3D. Arthur Andersen LLP did not participate in the preparation or review of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Arthur Andersen LLP was convicted in Federal court of obstruction of justice on June 15, 2002, and has ceased practice before the Securities and Exchange Commission. You may have no effective remedy against Arthur Andersen LLP in connection with any material misstatement or omission in the company's financial statements at and for the year ended December 31, 2000 or related disclosure, particularly in the event that Arthur Andersen LLP ceases to exist or becomes insolvent as a result of the conviction or other proceedings against Arthur Andersen LLP.

Part I      Financial Information

Item 1.    Financial Statements

ABINGTON BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars amounts in thousands)	March 31, 2003	December 31, 2002
ASSETS
Cash and due from banks	$30,879	$31,238
Short-term investments	512	77,878
Total cash and cash equivalents	31,391	109,116

Loans held for sale	22,992	35,629
Securities available for sale - at market value	509,190	352,339
Loans	392,555	361,434
Less: allowance for possible loan loss	(4,192)	(4,212)
Loans, net	388,363	357,222

Federal Home Loan Bank stock, at cost	14,042	14,042
Banking premises and equipment, net	13,159	13,364
Goodwill	5,762	5,768
Intangible assets	4,466	4,615
Bank-owned life insurance	3,904	3,863
Other assets	6,311	7,262
	$999,580	$903,220

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$664,578	$646,628
Short-term borrowings	88,904	11,006
Long-term debt	166,971	167,009
Accrued taxes and expenses	5,488	6,789
Other liabilities	1,969	1,770
Total liabilities	927,910	833,202
Guranteed preferred beneficial interest in the Company’s junior subordinated debentures	12,257	12,238

Commitments and contingencies
Stockholders’ equity:
Serial preferred stock, $.10 par value, 3,000,000 shares authorized; none issued.	—	—
Common stock, $.10 par value, 12,000,000 shares authorized; 5,592,000 and 5,553,000 shares issued in 2003 and 2002, respectively	559	555
Additional paid-in capital.	34,781	34,340
Retained earnings	36,308	35,106
	71,648	70,001
Treasury stock, 1,807,000 shares	(17,584)	(17,584)
Compensation plans	(225)	120
Other accumulated comprehensive income - net unrealized gain on available for sale securities, net of taxes	5,574	5,243
Total Stockholder’ equity	59,413	57,780
	$999,580	$903,220

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS of OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(Dollar amounts in thousands, except per share data)	2003	2002
		(Restated)
Interest and dividend income:
Interest and fees on loans	$6,165	$6,434
Interest on mortgage-backed investments	3,669	4,450
Interest on bonds and obligations	384	575
Dividend income	236	157
Interest on short-term investments	156	120
Total interest and dividend income	10,610	11,736

Interest expense:
Interest on deposits	2,331	2,987
Interest on short-term borrowings	73	36
Interest on long-term debt	1,893	2,895
Total interest expense	4,297	5,918

Net interest income	6,313	5,818
Provision for loan losses	—	—
Net interest income after provision for possible loan losses	6,313	5,818

Non-interest income:
Loan servicing fees	31	44
Customer service fees	2,105	2,030
Gain on sales of securities, net	641	35
Gain on sales of mortgage loans, net	1,388	1,124
Net gain on sales of other real estate owned	33	—
Other	118	96
Total non-interest income	4,316	3,329

Non-interest expense:
Salaries and employee benefits	4,581	3,230
Occupancy and equipment expense	1,215	833
Trust preferred securities expense	280	280
Other non-interest expenses	2,709	1,713
Total non-interest expense	8,785	6,056

Income before income taxes	1,844	3,091
Provision for income taxes	642	1,125
Net income	$1,202	$1,966

Basic earnings per share	$0.32	$0.62
Diluted earnings per share	$0.30	$0.60
Dividend declared per common share	$—	$0.10

Average common shares outstanding (Basic)	3,763,000	3,182,000
Weighted average dilutive options	192,000	94,000
Diluted weighted average shares	3,955,000	3,276,000

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Net Unrealized Gain or (Loss) AFS Securities	Compensation Plans	Total
Balance at December 31, 2002	$555	$34,340	$35,106	$(17,584)	$5,243	$120	$57,780
Net income	—	—	1,202	—	—	—	1,202
Exercise of stock options	4	441	—	—	—	—	445
Unearned compensation	—	—	—	—	—	(345)	(345)
Change in unrealized gain (losses) on available for sale securities, net of tax	—	—	—	—	331	—	331
Balance at March 31, 2003	$559	$34,781	$36,308	$(17,584)	$5,574	$(225)	$59,413

(Restated)
Balance at December 31, 2001	$492	$23,081	$30,358	$(17,584)	$1,752	$120	$38,219
Net income	—	—	1,966	—	—	—	1,966
Exercise of stock options	7	211	—	—	—	—	218
Change in unrealized gains (losses) on available for sale securities, net of tax	—	—	—	—	(2,521)	—	(2,521)
Dividends declared ($0.10 per share)	—	—	(326)	—	—	—	(326)
Balance at March 31, 2002	$499	$23,292	$31,998	$(17,584)	$(769)	$120	$37,556

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(Dollar amounts in thousands)	2003	2002
		(Restated)
Net income, as reported	$1,202	$1,966

Change in unrealized losses on available for sale securities, net of tax	748	(2,498)

Less: Reclassification adjustment for available for sale securities gains included in net income, net of tax	417	23

Comprehensive income (loss)	$1,533	$(555)

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended March 31,
(Dollar amounts in thousands)	2003	2002
		(Restated)
Cash flows from operating activities:
Net income	$1,202	$1,966

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization, accretion and depreciation, net	1,656	414
Net gain on sale of other real estate owned	(33)	—
Gain on sales of securities, net	(641)	(35)
Loans originated for sale in the secondary market	(195,000)	(49,482)
Proceeds from sales of loans	209,025	65,655
Gain on sales of mortgage loans, net	(1,388)	(1,124)
Other, net	(1,056)	20,337
Net cash provided by operating activities	13,765	37,731

Cash flows from investing activities:

Proceeds from sales of available for sale securities	30,551	4,625
Proceeds from principal payments on and maturities of available for sale securities	67,893	22,821
Purchase of available for sale securities	(254,359)	(130,386)
Loans (originated/purchased) repaid	(31,338)	21,547
Purchase of banking premises and equipment and improvements to other real estate owned	(299)	(196)
Proceeds from sales of other real estate owned	33	—
Net cash used by investing activities	(187,519)	(81,589)

Cash flows from financing activities:
Net increase in deposits	18,033	28,996
Net increase (decrease) in borrowings with original maturities of three months or less	77,898	(1,495)
Proceeds from short-term borrowings with maturities in excess of three months	—	266
Proceeds from issuance of long-term debt	10,000	35,000
Principal payments on long-term debt	(10,002)	(4,000)
Proceeds from exercise of stock options	445	218
Purchase of unearned ESOP stock	(345)	—
Cash dividends paid	—	(317)
Net cash provided by financing activities	96,029	58,668
Net (decrease) increase in cash and cash equivalents	(77,725)	14,810
Cash and cash equivalents at beginning of period	109,116	54,576
Cash and cash equivalents at end of period	$31,391	$69,386

Supplemental cash flow information:
Interest paid on deposits	$2,337	$2,944
Interest paid on borrowed funds	2,193	2,870
Income taxes paid, net	637	720

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

A)                                  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Abington Bancorp, Inc. (a Massachusetts Corporation) and its wholly-owned subsidiaries, Abington Savings Bank (the “Bank”) and Abington Bancorp Capital Trust (collectively, the “Company”).  The Bank’s subsidiaries include three Massachusetts securities corporations, Abington Securities Corporation, Mass Securities Corporation and Mass SEC Corp II; Old Colony Mortgage Corporation, which originates and sells residential mortgages to investors on a servicing released basis; Holt Park Place Development Corporation and Norroway Pond Development Corporation, each typically owning properties being marketed for sale; and 70 Quincy Ave. LLC, which owns and operates property partially occupied by a branch of the Bank.

The accompanying consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2002, filed with the U. S. Securities and Exchange Commission.

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting primarily of normal recurring accruals, have been included.  Operating results for the three month periods presented are not necessarily indicative of the results to be expected for year or any other interim period.

B)                                    RESTATEMENT

Based on the findings of an internal accounting review initiated by the Company during the first quarter of 2003, the Company announced that it would revise its 2002 financial results that had previously been announced to the public and would restate its previously issued 2001 financial statements.  The revisions and restatement are necessary to correct accounting errors related to the amortization/accretion of premiums/discounts on mortgage-backed investment securities due to the acceleration of prepayments, errors in the recording of payments received on various investment securities, interest income on mortgage loans and certain adjustments related to accruals for income and expense.  See “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operation – RECENT DEVELOPMENTS.”

The results of operations for the three months ended March 31, 2002 presented herein represent the Company’s unaudited results for that period as restated.

The following table summarizes the accounting adjustments for the three months ended March 31, 2002 and the effect on net income and earnings per share:

	Three months ended March 31, 2002
(Dollars in thousands, except per share data)	As previously Reported	As Restated
Net income, previously reported	$1,974	$1,974

Adjustments:
Premium amortization on mortgage-backed investment securities	—	98
Misapplied principal and interest payments on mortgage-backed securities	—	127
Excess interest accruals on mortgage loans	—	(185)
Miscellaneous expense accruals	—	(53)
Total adjustments	—	(13)
Related taxes	—	(5)
Net adjustments	—	(8)
Net income, as restated	$1,974	$1,966

Average common shares outstanding (Basic)	3,182	3,182
Weighted average dilutive options	108	94
Fully diluted weighted average shares	3,290	3,276

Basic earnings per share	$0.62	$0.62
Diluted earnings per share	$0.60	$0.60

C)                                    ACQUISITION

On September 13, 2002, the Company completed the acquisition of Massachusetts Fincorp, Inc. (MAFN), the parent company of The Massachusetts Co-operative Bank.  The transaction was accounted for under the purchase method of accounting.  Accordingly, the acquired assets and liabilities of MAFN and its results of operations are included in the Company’s financial statements for reporting periods subsequent to September 13, 2002.

D)                                   STOCK REPURCHASE PROGRAM

As of March 31, 2003, the Company had repurchased 932,600 shares of its common stock at a total cost of $13.9 million.  The stock was purchased pursuant to three separate authorizations by the Company’s Board of Directors.  The Board of Directors delegated to senior management the authority to determine the timing and pricing of the repurchases.  There remain approximately 109,000 shares approved for repurchase under the current authorization.

E)                                     EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  The calculation of common stock equivalents for fully diluted per share computations excludes options which have an exercise price in excess of the average closing price of the Company’s common stock for the period presented.  The following table shows the calculation of average common share and common share equivalents for purposes of earnings per share calculations:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2003	2002
		(Restated)

Average common shares outstanding (Basic)	3,763	3,182
Weighted average dilutive options	192	94
Fully diluted weighted average shares	3,955	3,276

Net income	$1,202	$1,966

Basic earnings per share	$0.32	$0.62
Diluted earnings per share	$0.30	$0.60

On April 4, 2003, the Board of Directors declared a cash dividend in the amount of $0.11 per share, payable on May 1, 2003, to shareholders of record on April 17, 2003.

F)            BUSINESS SEGMENTS

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise.  Historically, the Company has identified its reportable business segments as Community Banking and Mortgage Banking based on products and services provided to the customers.  Non-reportable operating segments of the Company’s operations which do not have similar characteristics to the community banking or mortgage banking operations and do not meet the quantitative thresholds requiring disclosure are included in the Other category in the disclosure of the business segments below.  These non-reportable segments include the activity of the Parent Company and Abington Bancorp Capital Trust.

	Community Banking	Mortgage Banking	Other	Elimination	Total
For the three months ended March 31, 2003
Net interest income	$6,207	$102	$4	$—	$6,313
Provision for loan losses	—	—	—	—	—
Noninterest income	2,815	1,543	—	(42)	4,316
Noninterest expense	7,624	923	280	(42)	8,785
Net Income	934	431	(163)	—	1,202
Total assets	1,240,397	28,121	82,019	(350,957)	999,580

For the three months ended March 31, 2002 (restated)
Net interest income	$5,721	$92	$5	$—	$5,818
Provision for loan losses	—	—	—	—	—
Noninterest income	2,201	1,128	—	—	3,329
Noninterest expense	5,122	654	280	—	6,056
Net Income	1,776	338	(148)	—	1,966
Total assets	1,019,065	10,346	81,274	(263,328)	847,537

G)            PENSION PLAN TERMINATION

The Board of Directors voted to freeze the Company’s defined benefit pension plan (the “Plan”) and to terminate the Plan effective December 31, 2001.  In connection therewith, the Company amended the Plan to improve the benefit formula of current employees and to permit payment of lump sums from the Plan.  Termination of the Plan resulted in a gain on settlement of $376,000 ($244,000, net of related taxes) which was recorded as a reduction in salaries and benefits expense in the quarter ended March 31, 2002.  As part of a redesign of retirement benefits, the Company contributes 3% of each employee’s W-2 compensation to the Company’s 401(k) program.

H)            STOCK BASED COMPENSATION

The Company accounts for stock options under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” under which no compensation expense is recognized when the stock options are granted.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“SFAS No. 148”).  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosure about the method of accounting for stock based compensation and the effect of the method on reported results.

The Company continues to follow the intrinsic value method of accounting as prescribed by APB No. 25.  The following table presents the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended March 31,
	2003	2002
		(Restated)
Net income	$1,202	$1,966

Deduct: Total stock-based employee compensation expense determined under fair value–based method for all awards, net of tax	—	7
Pro forma net income	$1,202	$1,959

Earnings per share:
Basic:
As reported	$0.32	$0.62
Pro forma	$0.32	$0.62
Diluted:
As reported	$0.30	$0.60
Pro forma	$0.30	$0.60

I)             LOANS AND DEPOSITS

Following is a summary of the Company’s consolidated loans and deposits as of the dates shown:

(Dollars in thousands)	March 31, 2003	December 31, 2002	March 31, 2002
		(Restated)	(Restated)
Loans:
Residential	$247,651	$233,503	$250,190
Home equity	34,829	33,702	28,124
Commercial real estate	116,627	112,374	73,119
Other	16,440	17,484	20,995
Total loans and loans held for sale	$415,547	$397,063	$372,428

Deposits
Demand	$93,259	$90,960	$73,606
NOW	113,849	105,047	86,196
Savings and money market	272,162	260,480	203,788
Core deposits	479,270	456,487	363,590
Time	185,308	190,147	162,865
Total deposits	$664,578	$646,628	$526,455

Item 2.    Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operation

The following discussion should be read in conjunction with the financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission.  The discussion contains certain forward-looking information regarding the future performance of the Company.  All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking information.  Please refer to “Cautionary Statement Regarding Forward-Looking Information” of this Form 10-Q for a further discussion.

RECENT DEVELOPMENTS

Based on the findings of an internal accounting review initiated by the Company during the first quarter of 2003, the Company announced that it would revise its 2002 financial results that had previously been announced and would restate its previously issued 2001 financial statements.  The revisions and restatement are necessary to correct accounting errors related to the amortization/accretion of premiums/discounts on mortgage-backed investment securities due to the acceleration of prepayments, errors in recording payments received on various investment securities, interest income on mortgage loans and certain adjustments related to accruals for income and expense.  See “EXPLANATORY NOTE” preceding Part I of this Quarterly Report on Form 10-Q and Part I, Item 4 - "Controls and Procedures."

During the internal accounting review, the Company identified a number of accounting errors recorded by the Company's former controller, including underlying prepayment assumptions used in the calculation of interest income in 2002 that did not adequately reflect the actual prepayment rates received on a portion of its mortgage-backed securities (MBS) portfolio, and that certain payments received on a portion of its MBS portfolio were not properly applied.  It was further determined, based upon the results of the preliminary review, that it would be necessary to revise the Company’s previously announced financial results for 2002 and restate the Company’s financial statements for 2001.  The Company engaged its independent auditor, PricewaterhouseCoopers LLP, which replaced Arthur Andersen LLP in mid-2002, to undertake a re-audit of the year 2001.  As a result of these revisions, the financial statements and notes thereto contained in this quarterly report on Form 10-Q as of and for the three months ended March 31, 2002, have been revised.  In addition, certain 2002 financial information contained in this discussion and analysis of financial condition and results of operation has been changed where appropriate.

In April 2003, shortly after the Company announced its intention to restate its financial statements, it was informed by the staff of the United States Securities and Exchange Commission (“SEC”) that the SEC is conducting an informal inquiry with respect to certain of the matters reflected in the announcement.  The Company is cooperating fully with the inquiry.

On April 16, 2003, the Company received a letter from Nasdaq indicating that Nasdaq had not received the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and had commenced the standard delisting process for companies that have delayed filing required periodic reports with the exchange.  Effective April 18, 2003, the company’s trading symbol “ABBK” was listed as “ABBKE” to denote the Company’s filing delinquency.  In addition, the symbol of Abington Bancorp Capital Trust – 8.25% Cumulative Trust Preferred Securities has been changed from “ABBKP” to “APKPE.”  On April 21, 2003, the Company announced that it would request a hearing before a Nasdaq Listing Qualifications Panel to discuss the standard delisting process.  Such hearing has been scheduled for May 16, 2003.  The Company believes that, upon the filing of its Annual Report on Form 10-K for the year ended December 31, 2002, and this Form 10-Q for the quarter ended March 31, 2003, it has satisfied the requirements for continued Nasdaq listing.

OVERVIEW

Net income for the quarter ended March 31, 2003 was $1.3 million, or $0.33 per diluted share, compared with the restated $2.0 million, or $0.60 per diluted share, for the same period of 2002.  This quarter’s earnings include the operations of the former Massachusetts Fincorp, Inc. (MAFN) acquired in September of 2002 under the purchase method of accounting.  Under the purchase method of accounting, the results of operations of MAFN are included from the date of acquisition forward and are excluded from the Company’s operating results in the quarter ended March 31, 2002.  Net interest income increased by $495 thousand or 8.5% over the first quarter of 2002.  This resulted from a combination of additional volumes of earning assets and interest bearing liabilities acquired in the MAFN transaction.  In addition, the Company recorded growth in both investment securities and loans.  No provision for loan losses was recorded in either the first quarter of 2003 or the first quarter of last year, as credit quality remained strong and delinquencies remained low.  Net charge-offs during the quarter were a nominal $20 thousand.  Non-interest income improved by $987 thousand during the current quarter over the first quarter of 2002.

This was due to growth in fee based services and products and the addition of the MAFN customer base.  Realized gains on securities exceeded the prior year quarter by $606 thousand while gains from the sale of loans increased by $264 thousand.  Non-interest expense increased by $2.7 million or 45.1% over the first quarter of 2002.  Increases in personnel costs, occupancy and data processing expense all reflect the addition of branches and processing volumes acquired in the MAFN transaction.  In addition, the Company accrued approximately $300 thousand for legal and accounting costs associated with the revision of 2002 operating results and the re-audit of 2001.

FINANCIAL CONDITION

Total assets increased by approximately $96.4 million or 10.7% to $999.6 million from the $903.2 million reported for December 31, 2002.  This reflects a net increase in available-for-sale securities of $156.9 million and a $31.1 million increase in loans.  This increase includes growth within the commercial real estate portfolio and the purchase of residential mortgage loan pools from third parties coupled with the retention of residential mortgage loans originated by the Company’s indirect subsidiary, Old Colony Mortgage Corp. (OCM).  Loans held for sale, originated by OCM, were $23.0 million at March 31, 2003 compared with $35.6 million at March 31, 2002.  Short-term investments and funds sold decreased by $77.4 million.  The growth in investment securities and portfolio loans was funded by a combination of cash flow provided by a reduction in funds sold, a reduction in loans held for sale, and borrowings from the Federal Home Loan Bank.

Total deposits during the quarter increased by $18.0 million or 2.8% to $664.6 million from the $646.6 million reported at December 31, 2002.  Certificates of deposit declined by $4.8 million from year-end to $185.3 million at March 31, 2003 as maturing higher yielding certificates have migrated from the time deposit category to the more liquid money market account.  Transaction accounts (primarily demand deposits and NOW accounts) increased by $11.1 million from year-end.  Balances reflect the current rate environment and uncertainty in the stock market as reflected in the stability of core retail and commercial accounts.

Short-term borrowings totaled $88.9 million at quarter end compared to $11.0 million at December 31, 2002, reflecting increased borrowings incurred to provide short-term funding for asset purchases during the quarter.  It is expected that these borrowings will be repaid by cash flow from investing activities.  Longer term borrowings from the Federal Home Loan Bank at March 31, 2003 were unchanged from year end 2002 and totaled $167.0 million at March 31, 2003.

Stockholders’ equity was $59.4 million at March 31, 2003, as compared to $57.8 million at December 31, 2002.  The increase in stockholders’ equity is primarily due to growth in retained earnings during the quarter.

The return on average equity and average assets was 8.11 percent and 0.50 percent, respectively, this quarter compared with 19.81 percent and 0.98 percent for the comparable restated 2002 quarter.

NET INTEREST INCOME

Net interest income is the difference between interest earned on earning assets such as loans and investments and interest paid on interest bearing liabilities such as deposits and borrowings.  Net interest income is affected by the mix and volume of assets and liabilities, changes in interest rates and the interest rate spread.  Additional factors affecting net interest income in a lower rate environment are accelerated prepayments of higher yielding investment securities coupled with loan origination and refinancings at lower available yields.

Net interest income increased by $495 thousand for the three months ended March 31, 2003 compared to the comparable period of 2002.

Interest and dividend income decreased by $709 thousand during the three month period ended March 31, 2003 compared to the first quarter of 2002, as lower available earning asset yields were partially offset by increases in the volume of average earning assets.  The increased earning asset volume resulted from a combination of assets acquired in the MAFN acquisition, increases in the portfolio of investment securities and a combination of internal loan growth and asset purchases.  The yield on earning assets decreased to 5.34% in the three months ended March 31, 2003 as compared to 6.70% for the same period of 2002.

Interest expense for the quarter ended March 31, 2003 decreased by $1.4 million compared to the first quarter of 2002, generally due to lower rates paid on deposits and borrowed funds.  Interest expense also reflects a shift in mix as higher cost maturing time deposits were transferred to the more liquid lower cost money market accounts.  Deposit liabilities increased by $18.0 million during the 2003 first quarter over the comparable prior year quarter.  Transaction accounts (demand and NOW accounts) grew by approximately $11.1 million while non-transaction accounts (savings, money market and time deposits) increased by $6.8 million, with declines in certificates of deposit offset by growth in money market accounts.  Rates paid on borrowed funds also declined during the current quarter from the prior year quarter as new borrowings were incurred at lower short-term rates.

The table below presents the components of interest income and interest expense for the major categories of assets and liabilities for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2003	2002
		(Restated)
Interest and dividend income:
Interest and fees on loans	$6,165	$6,434
Interest on mortgage-backed securities	3,669	4,450
Interest and dividends on bonds and other obligations	620	732
Interest on short-term investments	156	120
Total interest and dividend income	$10,610	$11,736

Interest expense:
Interest on deposits	$2,331	$2,987
Interest on short-term borrowings	73	36
Interest on long-term borrowings	1,893	2,895
Total interest expense	$4,297	$5,918

A breakdown of the components of the Company’s net interest rate spread is a follows:

	March 31
	2003	2002
		(Restated)
Weighted average yield earned on:
Loans	6.86%	6.94%
Mortgage-backed investments	4.27	6.80
Bonds and obligations	2.88	5.09
Short-term investments	1.57	1.92

Weighted average yield on interest earning assets	5.24	6.53

Weighted average rate paid on:
Total deposits	1.69	2.79
Short-term borrowings	1.29	1.99
Long-term debt	4.60	5.67

Weighted average rate paid on deposits and borrowings	2.32	3.70

Interest rate spread	2.91	2.83

Net interest margin	3.12	3.24

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

	Three Months Ended March 31,
	2003 versus 2002 Increase (decrease)
(Dollars in thousands)	Due to Volume	Due to Rate	Total
Interest and dividend income:
Loans	$(193)	$(76)	$(269)
Mortgage-backed securities	1,159	(1,940)	(781)
Bonds and obligations	63	(175)	(112)
Short-term investments	61	(25)	36
Total interest and dividend income	1,090	(2,216)	(1,126)

Interest expense:
Total deposits	912	(1,568)	(656)
Short-term borrowings	53	(16)	37
Long-term debt	(508)	(494)	(1,002)
Total interest expense	457	(2,078)	(1,621)

Net interest income	$633	$(138)	$495

PROVISION FOR LOAN LOSSES

The provision for loan losses and the level of the allowance are evaluated periodically by management and the Board of Directors.  The provisions result from the Company’s internal loan review, historical loan loss experience, trends in delinquent and non-accrual loans, known and inherent risks in the nature and volume of the loan portfolio, adverse situations which may affect the borrower’s ability to repay, collateral values, an estimate of potential loss exposure on significant credits, concentrations of credit and economic conditions based on facts then known.

While management uses available information to assess probable losses on loans, future additions to the allowance may be necessary based on increases in non-performing loans, changes in economic conditions or for other reasons.  In addition, regulatory agencies and independent third party consultants review the adequacy of the Company’s Allowance for Loan Losses and may require or suggest that the Company provide additions to the allowance based on their assessment, which may differ from management’s.

There was no provision for loan losses recorded in either the first quarter of 2003 or 2002.  The absence of a provision for both periods is generally attributable to the asset quality factors discussed above and methodologies that management uses to measure and evaluate the adequacy of the allowance, which include delinquency rates, charge-offs, problem or “watched” assets and anticipated losses.  Credit quality remained strong and net charge-offs of only $20 thousand were recorded in the current quarter.  See “Credit Quality and Allowance for Loan Losses” for additional discussion of credit quality.

NON-INTEREST INCOME

Total non-interest income increased $987 thousand or 29.6% for the three months ended March 31, 2003 over the first quarter of 2002.  Customer service fees, consisting of deposit service charges, ATM and debit card fees, remained relatively unchanged between the periods.  Income from the sale of mutual funds and annuities declined slightly from the 2002 first quarter.  Gains on sales of mortgage loans increased by $264 thousand in the quarter ended March 31, 2003, a direct result of a higher volume of loans originated during the fourth quarter of 2002 which were sold during the first quarter of 2003.  Realized gains of $641 thousand were recorded from the sale of investment securities with appreciated market value during the quarter compared to realized gains of $35 thousand recorded during the first quarter of 2002.

NON-INTEREST EXPENSE

Non-interest expense for the quarter ended March 31, 2003 increased by $2.7 million or 45.1% over the comparable 2002 quarter.  Salaries and employee benefits increased by $1.4 million or 41.8%.  This resulted from the addition of branch and operations personnel in connection with the MAFN acquisition during the third quarter of 2002 and continuation of higher commissions paid to loan originators and other mortgage company subsidiary incentives.  Occupancy and equipment costs rose by $382 thousand or 45.9% over the prior year quarter reflecting overhead associated with the acquired MAFN branches and costs incurred in the operation of the Company’s corporate headquarters, first occupied in late 2002.  All other non-interest expense in the 2003 quarter increased by $996  thousand over the prior year and included general and administrative associated with the addition of the MAFN branches, additional volume related data processing fees, increased marketing and advertising costs, and approximately $300 thousand in legal and accounting fees associated with the revisions and re-audit of historical financial statements.

PROVISION FOR INCOME TAXES

The Company’s effective income tax rate for the quarter ended March 31, 2003 was 34.9% compared to 36.4% for the quarter ended March 31, 2002.  The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries, which are taxed, for state tax purposes, at lower rates.  The 2003 effective tax rate was lower due to a higher portion of consolidated earnings being contributed by these non-bank subsidiaries.

CREDIT QUALITY AND ALLOWANCE FOR LOAN LOSSES

The Company regularly monitors its asset quality to determine the level of its loan loss allowance through periodic credit reviews by members of the Company’s Management Credit Committee.  The Management Credit Committee, which reports to the Loan Committee of the Board of Directors, also works on the collection of non-accrual loans and disposition of real estate acquired by foreclosure.  The allowance for possible loan losses is determined by the Management Credit Committee after consideration of several key factors including, without limitation, potential risk in the current portfolio, levels and types of non-performing assets and delinquency, levels of potential problem loans, which generally have varying degrees of loan collateral and repayment issues,  and watched asset reports.  Workout approach and financial conditions of borrowers are also key considerations to the evaluation of non-performing loans.

Non-performing assets were $2.2 million at March 31, 2003, compared with $2.0 million at December 31, 2002, an increase of $168 thousand.  The Company’s percentage of delinquent loans to total loans was 1.36% at March 31, 2003 and 1.13% at December 31, 2002.  The following table presents a number of credit quality trends:

(Dollars in thousands)	March 31, 2003	December 31, 2002	March 31, 2002
Non-performing loans	$2,199	$2,031	$3,862
Allowance for loan losses to non-performing loans	190.6%	207.4%	146.1%
Non-performing assets to total assets	0.22%	0.22%	0.45%
Allowance for loan losses to total loans	1.01%	1.06%	1.52%

Non-performing loans are primarily comprised of loans that are more than 90 days past due and still accruing interest and non-accrual loans.  Non-performing assets are comprised of non-performing loans and Other Real Estate Owned (OREO) acquired as a result of foreclosure.

The Company maintains its allowance for loan losses to absorb future charge-offs of loans within the existing portfolio.  The reserve is increased when a loan loss provision is recorded in the income statement.  When a loan, or portion thereof, is considered uncollectible, it is charged against the allowance.  Recoveries on amounts previously charged-off are added to the allowance when collected.  Following is an analysis of the allowance for possible loan losses for the three month periods ended March 31, 2003 and 2002.

	Three Months Ended March 31,
(Dollars in thousands)	2003	2002
Balance at beginning of period	$4,212	$5,482
Charge-offs	(71)	(54)
Recoveries on loans previously charged-off	51	44
Net charge-offs	(20)	(10)
Provision for possible loan losses	—	—
Balance at end of period	$4,192	$5,472

No portion of the allowance is restricted to any loan or group of loans, and the entire reserve is available to absorb future realized losses.  The amount and timing of realized losses and future reserve allocations may vary from current estimates.  An allocation of the allowance for loan losses to each category of loans is presented below.

(Dollars in thousands)	March 31, 2003	December 31, 2002	March 31, 2002
Residential real estate	$771	$804	$817
Commercial real estate	2,247	2,008	1,578
Construction	289	299	243
Other commercial	173	229	2,206
Consumer	282	356	267
Non-specific	430	516	361
Total allowance for loan losses	$4,192	$4,212	5,472

A portion of the allowance is not allocated to any specific segment of the loan portfolio.  This non-specific allowance is maintained for two primary purposes:  (a) market risk factors, such as the effects of economic variability on the entire portfolio, and (b) unique portfolio risk factors that are inherent characteristics of the loan portfolio.

ASSET/LIABILITY MANAGEMENT AND INTEREST RATE RISK

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

Interest rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term time horizons. The primary objective of interest rate risk management is to control this risk within limits approved by the Board and by ALCO. These limits and guidelines reflect the Company’s tolerance for interest rate risk. The Company attempts to control interest rate risk by identifying potential exposures and developing tactical plans to address such potential exposures. The Company quantifies its interest rate risk exposures using simulation and valuation models, as well as a more simple gap analysis. The Company manages its interest rate exposures by generally using on-balance sheet strategies, which is most easily accomplished through the management of the durations and rate sensitivities of the Company’s investments, including mortgage-backed securities portfolios, and by extending or shortening maturities of borrowed funds. Additionally, pricing strategies, asset sales and, in some cases, hedge strategies are also considered in the evaluation and management of interest rate risk exposures.

The Company uses simulation analysis to measure the exposure of net interest income to changes in interest rates over a 1 to 5 year time horizon. Simulation analysis involves projecting future interest income and expense from the Company’s assets, liabilities, and off-balance sheet positions under various interest rate scenarios.

The Company’s limits on interest rate risk specify that if interest rates were to increase or decrease by 200 basis points over a 12 month period, estimated net interest income for the next 12 months should decline by less than 10%. Given the unusually low interest rate environment at March 31, 2003, the Company assumed a 100 basis point decline in interest rates rather than the normal 200 basis points.

The following table reflects the Company’s estimated exposure, as a percentage of estimated net interest income for the next 12 months, based upon the Company’s current methodology:

Rate Change (Basis Points)	Estimated Exposure as a % of Net Interest Income
+200	(0.59)%
-100	(0.71)%

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

The Company’s policy is to match, as well as possible, the interest rate sensitivities of its assets and liabilities.  Generally, residential mortgage loans originated by the Company are sold in the secondary market.  Residential mortgage loans that the Company currently originates, from time to time, or purchases for the Company’s own portfolio are primarily 1-year, 3-year, 5-year and 7-year adjustable rate mortgages and shorter term (generally 15-year or seasoned 30-year) fixed rate mortgages.

The Company also emphasizes loans with terms to maturity or repricing of five years or less, such as certain commercial mortgages, business loans, residential construction loans and home equity loans.

Management desires to expand its interest earning asset base in future periods primarily through growth in the Company’s loan portfolio.  The Company intends to continue to be competitive in the residential mortgage market but plans to place greater emphasis on the origination of home equity and commercial loans.  The Company also expects to become more active in pursuing wholesale opportunities to purchase loans.  During the first three months of 2003, the Company acquired approximately $47.7 million of residential first mortgages which are serviced by others.  No such purchases were made during the first quarter of 2002.

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

Management believes the current interest rate environment is at the lower end of the interest rate cycle.  As a result, management has been very selective in the types and terms of loans and investments that are added to the Company’s balance sheet.  The Company continues to purchase investment securities of shorter duration in order to position the Company in a more favorable environment as rates eventually rise.

During the first three months of 2003, the Company continued to experience high levels of prepayment activity in its mortgage-related assets (residential mortgages and mortgage-backed securities) which comprise approximately 85.4% of the Company’s balance sheet as of March 31, 2003.  To the extent these prepayment levels continue, the Company’s net interest spread will be negatively affected.

The volume of liquid assets and the mix of its investments may vary, depending upon management’s judgment as to market trends, the quality of specific investment opportunities and the relative attractiveness of their maturities and yields.  Management continues to aggressively promote the Company’s core deposit products, particularly checking and NOW accounts.  The success of this promotion has favorably impacted the overall deposit growth to date, despite interest rate and general market pressures, and has helped the Company to increase its customer base.  However, given the historically low long-term economic interest rates, the Company and many of its peers have begun to see lower levels of growth in time deposits as compared to prior years as customers reflect their desire to remain liquid from current market conditions.

Management believes that the markets for future time deposit growth, particularly with terms of 1 to 2 years, will remain highly competitive. Management will continue to evaluate future funding strategies and alternatives and to continue its focus on attracting core, retail deposit relationships.

The Company is a voluntary member of the Federal Home Loan Bank of Boston (“FHLBB”).  The available borrowing capacity from the FHLBB affords options to the Company in managing its asset/liability growth, since it may be advantageous to borrow money from the FHLBB than to raise money through non-core deposits (i.e. certificates of deposit).  Borrowed funds at March 31, 2003 totaled $255.9 million compared to $178.0 million at December 31, 2002.  These borrowings are primarily comprised of FHLBB advances and have primarily funded residential loan originations and purchases as well as mortgage-backed investments and investment securities.

In June, 1998, the Company issued, through Abington Bancorp Capital Trust (the “Trust”), 1,265,000 shares of 8.25% trust preferred securities, $10 per share liquidation value, due June 2029, but callable by the Company no earlier than June, 2003, if certain conditions are met.  The ability to apply Tier 1 capital treatment, up to 25% of such capital, as well as the deductibility of interest on the subordinated debentures for tax purposes, provided the Company with a cost effective way to raise funds and supplement regulatory capital.

The following table sets forth maturity and repricing information relating to interest sensitive assets and liabilities at March 31, 2003. The balance of such accounts has been allocated among the various periods based upon the terms and repricing intervals of the particular assets and liabilities. For example, fixed rate residential mortgage loans and mortgage-backed securities, regardless of “available for sale” classification, are shown in the table in the time periods corresponding to projected principal amortization computed based on their respective weighted average maturities and weighted average rates using prepayment data available from the secondary mortgage market.

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

At March 31, 2003

Repricing/Maturity Interval

	0-6 MOS	6-12 MOS	1-2 YRS	2-3 YRS	3-5 YRS	5 YRS	Total

Assets subject to interest rate adjustments:

Short Term Investments	$511	$—	$—	$—	$—	$—	$511

Bonds & obligations	6,239	—	12,232	12,631	10,039	3,804	44,945

Mortgage-backed investments	—	—	—	201	904	465,822	466,927

Mortgage loans subject to rate review	92,571	31,822	32,663	28,204	24,388	—	209,648

Fixed rate mortgage loans	30,663	20,624	27,812	19,026	29,158	33,064	160,347

Commercial & Other	29,534	3,401	3,440	2,555	2,135	4,487	45,552

Total	$159,518	$55,847	$76,147	$62,617	$66,624	$507,177	$927,930

Liabilities subject to interest rate adjustments:
Money Market deposit accounts	$90,019	$—	$—	$—	$—	$—	$90,019

Savings deposits-term certificates	74,428	38,560	43,498	15,190	13,631	—	185,307

Other savings accounts	389,251	—	—	—	—	—	389,251

Borrowed funds	104,904	37,500	20,000	12,000	6,500	74,971	255,875

Total	$658,602	$76,060	$63,498	$27,190	$20,131	$74,971	$920,452

Guaranteed preferred beneficial interest in junior subordinated debentures	$—	$—	$—	$—	$—	$12,257	$12,257

Excess(deficiency) of rate sensitive assets over rate sensitive liabilities	(499,084)	(20,213)	12,649	35,427	46,493	419,949	(4,779)

Cumulative excess (deficiency) of rate sensitive assets over rate sensitive liabilities	(499,084)	(519,297)	(506,648)	(471,221)	(424,728)	(4,779)	—

Rate sensitive assets as a percentage of rate sensitive liabilities (cumulative)	24.2%	29.3%	36.5%	42.9%	49.8%	99.5%

LIQUIDITY AND CAPITAL RESOURCES

Payments and prepayments on the Company’s loan and mortgage-backed investment portfolios, sales of fixed rate residential loans, increases in deposits, borrowed funds and maturities of various investments comprise the Company’s primary sources of liquidity. The Company is also a voluntary member of the FHLB of Boston and, as such, is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to outside sources. Qualified collateral generally consists of residential first mortgage loans, securities issued, insured or guaranteed by the U.S. Government, its agencies, or government sponsored entities, and funds on deposit at the FHLB of Boston. Short-term advances may be used for any sound business purpose, while long-term advances may be used only for the purpose of providing funds to finance housing.

At March 31, 2003, the Company had outstanding commitments to originate and sell residential mortgage loans in the secondary market amounting to $96.4 million.  The Company also has outstanding commitments to grant advances under existing home equity lines of credit amounting to $24.9 million.  Unadvanced commitments under outstanding commercial and construction loans totaled $5.3 million as March 31, 2003. The Company believes it has adequate sources of liquidity to fund these commitments.

The Company’s total stockholders’ equity was $59.4 million or 5.94% of total assets at March 31, 2003, compared with $57.8 million or 6.4% of total assets at December 31, 2002.  The increase in total stockholders’ equity resulted from a combination of the issuance of stock from stock option exercises, the net change in the unrealized gains on the market value of available for sale securities, and net income of $1.2 million.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve and the FDIC.  Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary - actions by the regulators that, if undertaken, could have a direct material effect on the company’s financial statements.  Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiary to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets (all as defined in the regulations).

As previously noted, the Company issued $12,650,000 or 8.25% Trust Preferred Securities in June 1998.  Under current regulatory guidelines, trust preferred securities are allowed to represent up to approximately 25% of the Company’s Tier 1 capital with any excess amounts available as Tier 2 capital. As of March 31, 2003, all of these securities were included in Tier 1 capital.

At March 31, 2003, the Company had a Tier 1 risk-based capital ratio of 13.29% and a total risk-based capital ratio of 14.29%.  The Bank had a Tier 1 risk-based capital ratio of 13.75% and a Total risk-based capital ratio of 14.75%.  Also, at March 31, 2003, the Company and the Bank had Tier 1 leverage capital ratios of 5.59% and 5.76%, respectively.  Management believes that, as of March 31, 2003, that the Company and the Bank meet all of their respective capital adequacy requirements.

CRITICAL ACCOUNTING POLICIES

We considered the disclosure requirements of FR-60 regarding Critical Accounting Policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing has materially changed during the quarter that would warrant further disclosure under these releases.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

The required information is included in Item 2, Part I, of this report under the caption, “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operation – ASSET/ LIABILITY MANAGEMENT AND INTEREST RATE RISK.”

Item 4.    Controls and Procedures

In March, 2003, the Company strengthened its accounting function with the addition of a new corporate controller. The former controller was initially retained on staff.  In the process of closing the books for the month of February, the new controller discovered some facts which led her to conclude that certain accounting errors had been recorded by the former controller which impacted historical financial results.  The errors initially identified were related to misapplied cash payments on mortgage-backed securities(MBS), inaccurate amortization of premiums on MBS, accrued interest receivable overstatements on MBS, and suspense accounts activity.

Management promptly notified the Audit Committee and its outside auditors, PricewaterhouseCoopers LLP, of the errors identified, initiated a comprehensive review of the accounting records to determine the extent and magnitude of the accounting errors, and withheld the filing of its Form 10-K for the year ended December 31, 2002 pending the results of this review.  Subsequent review identified an additional error related to interest accruals on mortgage loans, and this error was deemed material to the Company’s 2001 financial statements as well as to the first three quarters of 2002.  As a result, the Company engaged PricewaterhouseCoopers LLP (which had replaced Arthur Andersen LLP as the Company’s independent auditor in mid-2002) to undertake a re-audit of the year ended December 31, 2001.

The Company’s management believes that PricewaterhouseCoopers LLP will conclude that certain material weaknesses existed for the year ended December 31, 2002 under standards established by the American Institute of Certified Public Accountants (“AICPA”) with regard to the effectiveness of the Company’s internal control environment.

Following the discovery of these accounting errors, the Company initiated a number of improvements in its disclosure controls and procedures as well as its internal controls.  Most of these improvements were designed to reduce the opportunity for human error, which was the primary cause of each of the identified errors. For example, management has implemented several changes in the process of recording transactions and related recordkeeping in those areas where the errors occurred, including: (a) automation of investment portfolio accounting (previously processed on a manual basis), (b) improved reconcilement procedures and yield analyses, (c) the utilization of third party resources and advisory services and, (d) additional training and oversight of personnel within the accounting division.  In addition, the Company has retained the services of a new Chief Financial Officer and has further supplemented its accounting staff with the addition of a senior accounting officer.  Both of these individuals have significant experience in bank accounting matters and internal controls.

After implementing these improvements to the Company’s internal controls, and under the supervision and with the participation of the Company’s management, including James P. McDonough, its Chief Executive Officer, and James K. Hunt, its Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (which evaluation was within 90 days before filing this report). Based on this evaluation, Mr. McDonough and Mr. Hunt concluded that, as of the date of their most-recent evaluation, the Company’s disclosure controls and procedures were effective.

Since the date of the evaluation described in the preceding paragraph, there have been no significant changes in the Company’s internal accounting controls or in other factors that could significantly affect those controls.  Before the most recent evaluation was conducted, however, the Company did make changes to improve its internal accounting controls, as discussed above.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer.

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
Certification under Sarbanes-Oxley Act

The Company’s chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

*10.27	Special Termination Agreement dated as of April 24, 2003 by and between the Bank and W. Cleveland Cogswell, filed herewith.

99.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* Management contract or compensatory plan or arrangement

(b) Reports on Form 8-K.

January 28, 2003 – related to fourth quarter and year ended December 31, 2002 earnings release

January 28, 2003 – related to stock purchase plans for ESOP and charitable foundation

April 2, 2003 – related to Form 12b-25 to extend filing of 2002 Annual Report on Form 10-K

April 4, 2003 – related to announcement of a quarterly dividend payment

April 9, 2003 – related to restatement of 2002 and 2001 financial statements and appointment of new Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersiged thereunto duly authorized.

ABINGTON BANCORP, INC.
(Company)

Date: May 15, 2003	By:	/s/ James P. McDonough
James P. McDonough
President and Chief Executive Officer

Date: May 15, 2003	By:	/s/ James K. Hunt
James K. Hunt
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

Date: May 15, 2003	By:	/s/ James P. McDonough
James P. McDonough
President and Chief Executive Officer

I, James K. Hunt, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Abington Bancorp;
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

Date: May 15, 2003	By:	/s/ James K. Hunt
James K. Hunt
Chief Financial Officer and Treasurer