Form 10-Q
period 2003-06-30
ABINGTON BANCORP INC
filed 2003-08-14
CIK 812146

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 3,869,051 shares as of August 8, 2003.

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

ABINGTON BANCORP, INC.

FORM 10-Q

ABINGTON BANCORP, INC.

FORM 10-Q

For the Quarter Ended June 30, 2003

EXPLANATORY NOTE

Based on the findings of an internal accounting review initiated by the Company during the first quarter of 2003, the Company reported that it would revise its previously announced 2002 financial results and would restate its previously issued 2001 financial statements.  The revisions and restatement were necessary to correct accounting errors related to the acceleration of prepayments on mortgage-backed investment securities, errors in recording payments received on various investment securities and certain adjustments related to accruals for income and expense.

During its internal accounting review, the Company identified a number of accounting errors recorded by the Company’s former controller, including underlying prepayment assumptions used in the calculation of interest income in 2002 that did not adequately reflect the actual prepayment rates received on a portion of its mortgage-backed securities (MBS) portfolio and that certain payments received on a portion of its MBS portfolio were not properly applied.  It was further determined, based upon the results of the preliminary review, that it would be necessary to revise the Company’s previously announced financial results for 2002 and restate the Company’s financial statements for 2001.  The Company engaged its independent auditor, PricewaterhouseCoopers LLP, which replaced Arthur Andersen LLP in mid-2002, to undertake a re-audit of the year 2001.  Restated financial statements for the year 2001 are included in the Company's Form 10-K for the year ended December 31, 2002 and the 2002 financial information contained in this Form 10-Q for the quarter and six months ended June 30, 2002 has been revised.

Following the discovery of these accounting errors, the Company initiated a number of improvements in its disclosure controls and procedures as well as its internal controls.  Most of these improvements were designed to reduce the opportunity for human error, which was the primary cause of each of the identified errors.  Management implemented several changes in the process of recording transactions and related recordkeeping in those areas where errors occurred, including (a) automation of investment portfolio accounting (previously processed on a manual basis), (b) improved reconcilement procedures and yield analyses, (c) the utilization of third party resources and advisory services and, (d) additional training and oversight of personnel within the accounting division along with the addition of three senior accounting officers with significant experience in bank accounting matters and internal controls.

Following is an unaudited summary of the effect of restatement on the Company’s consolidated financial statements at or for the periods reflected:

	Selected Balance Sheet Data At June 30, 2002
(Dollars in thousands)	As Previously Reported	As Restated
Securities available for sale at market value	$380,064	$379,218
Other assets	6,991	5,919
Total assets	798,491	796,573
Accrued taxes and expenses	4,846	4,225
Other liabilities	1,176	963
Retained earnings	34,451	33,266
Other accumulated comprehensive income, net of tax	4,277	4,378
Total stockholders’ equity	45,122	44,038

	Selected Income Statement Data
	Three Months Ended June 30, 2002		Six Months Ended June 30, 2002
(Dollars in thousands, except per share data)	Previously Reported	Restated	Previously Reported	Restated
Interest and fees on loans	$6,070	$6,018	$12,688	$12,451
Interest on mortgage-backed securities	5,021	4,799	9,245	9,248
Salaries and employee benefits	3,434	3,389	6,585	6,619
Other non-interest expense	1,806	1,780	3,545	3,493
Provision for income taxes	1,030	958	2,160	2,083
Net income	1,718	1,587	3,692	3,553
Net income per share:
Basic	$0.54	$0.50	$1.16	$1.12
Diluted	$0.51	$0.48	$1.11	$1.08

	Selected Cash Flow Data (a)(b) Six Months Ended June 30, 2002
(Dollars in thousands)	Previously Reported	Restated
Net income	$3,692	$3,553

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization, accretion and depreciation, net	1,025	1,043
Other, net	(15,882)	(15,735)
Net cash provided by operating activities	1,655	1,681

Cash flows from investing activities:
Proceeds from principal payments on, and maturities of, available for sale securities	41,920	41,894
Net cash provided (used) by investing activities	(59,684)	(59,710)

Net (decrease) in cash and cash equivalents	$(22,255)	$(22,255)

(a)          The previously reported amounts for net cash provided by (used in) operating activities and investing activities have been adjusted for the effect of the restatement.

(b)         As indicated, there has been no change in the net increase in cash and cash equivalents as a result of the restatement.

RISKS RELATING TO ARTHUR ANDERSEN LLP

Arthur Andersen LLP previously audited the Company’s financial statements at December 31, 2001 and for the three years then ended.  As previously indicated, the Company has restated its financial statements at and for the year ended December 31, 2001 and has revised the related Notes to Financial Statements as appropriate.  As discussed in Item 9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the United States Securities and Exchange Commission, the Company changed independent accountants on July 1, 2002. The Company’s financial statements as of and for the year ended December 31, 2001, as restated, have been audited by PricewaterhouseCoopers LLP whose report thereon is included as Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Arthur Andersen LLP has not reissued its previous report on the Company’s financial statements, which previous report is included in Item 8 thereof, nor has it furnished an updated consent with respect to the incorporation by reference of such financial statements into the Company’s registration statements on Form S-8 and Form S-3D. Arthur Andersen LLP did not participate in the preparation or review of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Arthur Andersen LLP was convicted in Federal court of obstruction of justice on June 15, 2002, and has ceased practice before the Securities and Exchange Commission. You may have no effective remedy against Arthur Andersen LLP in connection with any material misstatement or omission in the company’s financial statements at and for the year ended December 31, 2000 or related disclosure, particularly in the event that Arthur Andersen LLP ceases to exist or becomes insolvent as a result of the conviction or other proceedings against Arthur Andersen LLP.

Part I                 Financial Information

Item 1.           Financial Statements

ABINGTON BANCORP, INC
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollar amounts in thousands)	June 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$32,954	$31,238
Short-term investments	2,640	77,878
Total cash and cash equivalents	35,594	109,116

Loans held for sale	19,602	35,629
Securities available for sale - at market value	437,793	352,339
Loans	415,172	361,434
Less: Allowance for possible loan loss	(4,264)	(4,212)
Loans, net	410,908	357,222

Federal Home Loan Bank stock, at cost	14,042	14,042
Banking premises and equipment, net	13,038	13,364
Goodwill	5,762	5,768
Intangible assets	4,316	4,615
Bank-owned life insurance - contract value	3,946	3,863
Other assets	5,599	7,262
	$950,600	$903,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$663,961	$646,628
Short-term borrowings	56,588	11,006
Long-term debt	150,933	167,009
Accrued taxes and expenses	5,554	6,789
Other liabilities	2,859	1,770
Total liabilities	879,895	833,202

Guaranteed preferred beneficial interest in the Company’s junior subordinated debentures	12,276	12,238

Commitments and contingencies
Stockholders’ equity:
Serial preferred stock, $.10 par value, 3,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value, 12,000,000 shares authorized; 5,630,000 and 5,553,000 shares issued in 2003 and 2002, respectively	563	555
Additional paid-in capital	35,221	34,340
Retained earnings	36,198	35,106
	71,982	70,001
Treasury stock, 1,807,000 shares, at cost	(17,584)	(17,584)
Compensation plans	(225)	120
Other accumulated comprehensive income - net unrealized gain on available for sale securities, net of taxes	4,256	5,243
Total stockholders’ equity	58,429	57,780
	$950,600	$903,220

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands, except per share data)	2003	2002	2003	2002
		(Restated)		(Restated)
Interest and dividend income:
Interest and fees on loans	$6,175	$6,018	$12,340	$12,451
Interest on mortgage-backed securities	3,892	4,799	7,561	9,248
Interest on bonds and obligations	355	560	739	1,135
Dividend income	111	125	347	282
Interest on short-term investments	15	128	171	250
Total interest and dividend income	10,548	11,630	21,158	23,366

Interese expense:
Interest on deposits	2,248	2,697	4,579	5,685
Interest on short-term borrowings	310	50	383	86
Interest on long-term debt	1,856	3,016	3,749	5,911
Total interest expense	4,414	5,763	8,711	11,682

Net interest income	6,134	5,867	12,447	11,684
Provision for loan losses	375	(25)	375	(25)
Net interest income after provision for loan losses	5,759	5,892	12,072	11,709

Non-interest income
Loan servicing fees	26	38	57	82
Customer service fees	2,836	2,072	4,941	4,058
Gain on sales of securities, net	57	52	698	87
Gain on sales of mortgage loans, net	1,817	643	3,205	1,767
Net gain on sales of other real estate owned	—	—	33	—
Other	333	103	451	243
Total noninterest income	5,069	2,908	9,385	6,237

Non-interest expense:
Salaries and employee benefits	4,981	3,389	9,463	6,619
Occupancy and equipment expenses	1,140	806	2,355	1,638
Trust preferred securities expense	280	280	560	560
Other non-interest expense	2,954	1,780	5,762	3,493
Total non-interest expense	9,355	6,255	18,140	12,310

Income before income taxes	1,473	2,545	3,317	5,636
Provision for income taxes	746	958	1,388	2,083
Net income	$727	$1,587	$1,929	$3,553

Basic earnings per share	$0.19	$0.50	$0.51	$1.12
Diluted earnings per share	$0.18	$0.48	$0.49	$1.08
Dividends declared	$0.22	$0.10	$0.22	$0.20

Weighted average common shares outstanding	3,798,000	3,191,000	3,779,000	3,186,000
Weighted average dilutive options	172,000	135,000	180,000	116,000
Diluted weighted average common shares	3,970,000	3,326,000	3,959,000	3,302,000

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(Dollar amounts in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Net Unrealized Gain or (Loss) on Available for Sale Securities	Compensation Plans	Total
Balance at December 31, 2002	$555	$34,340	$35,106	$(17,584)	$5,243	$120	$57,780
Net income	—	—	1,929	—	—	—	1,929
Exercise of stock options	8	881	—	—	—	—	889
Unearned compensation	—	—	—	—	—	(345)	(345)
Change in unrealized gain (losses) on available for sale securities, net of tax	—	—	—	—	(987)	—	(987)
Dividends declared ($0.22 per share)	—	—	(837)	—	—	—	(837)
Balance at June 30, 2003	$563	$35,221	$36,198	$(17,584)	$4,256	$(225)	$58,429

Balance at December 31, 2001 (restated)	$492	$23,081	$30,358	$(17,584)	$1,752	$120	$38,219
Net income (restated)	—	—	3,553	—	—	—	3,553
Exercise of stock options	8	277	—	—	—	—	285
Change in unrealized gains (losses) on available for sale securities, net of tax (restated)	—	—	—	—	2,626	—	2,626
Dividends declared ($0.20 per share)	—	—	(645)	—	—	—	(645)
Balance at June 30, 2002 (restated)	$500	$23,358	$33,266	$(17,584)	$4,378	$120	$44,038

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six Months Ended June 30,
(Dollar amounts in thousands)	2003	2002
		(Restated)
Net income, as reported	$1,929	$3,553

Change in unrealized losses on available for sale securities, net of tax	(533)	2,683

Less: Reclassification adjustment for available for sale securities gains included in net income, net of tax	454	57

Comprehensive income (loss)	$942	$6,179

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended June 30,
(Dollar amounts in thousands)	2003	2002
		(Restated)
Cash flows from operating activities:
Net income	$1,929	$3,553

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	375	(25)
Amortization, accretion and depreciation, net	3,032	1,043
Net gain on sale of other real estate owned	(33)	—
Gain on sales of securities, net	(698)	(87)
Loans originated for sale in the secondary market	(272,945)	(95,478)
Proceeds from sales of loans	292,177	110,177
Gain on sales of mortgage loans, net	(3,205)	(1,767)
Other, net	1,049	(15,735)
Net cash provided by operating activities	21,681	1,681

Cash flows from investing activities:

Proceeds from sales of available for sale securities	32,778	17,528
Proceeds from principal payments on and maturities of available for sale securities	154,728	41,894
Purchase of available for sale securities	(274,779)	(157,513)
Loans (originated/purchased) repaid	(54,455)	38,986
Purchase of banking premises and equipment and improvements to other real estate owned	(690)	(605)
Proceeds from sales of other real estate owned	33	—
Net cash used by investing activities	(142,385)	(59,710)

Cash flows from financing activities:
Net increase in deposits	17,475	53,925
Net increase in borrowings with original maturities of three months or less	45,582	1,214
Proceeds from issuance of long-term debt	10,000	35,000
Principal payments on long-term debt	(26,004)	(54,000)
Proceeds from exercise of stock options	889	285
Purchase of unearned ESOP stock	(345)	—
Cash dividends paid	(415)	(650)
Net cash provided by financing activities	47,182	35,774
Net (decrease) in cash and cash equivalents	(73,522)	(22,255)
Cash and cash equivalents at beginning of period	109,116	54,576
Cash and cash equivalents at end of period	$35,594	$32,321

Supplemental cash flow information:
Interest paid on deposits	$4,588	$5,615
Interest paid on borrowed funds	4,182	6,233
Income taxes paid, net	539	2,568

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting primarily of normal recurring accruals, have been included.  Operating results for the three and six month periods presented are not necessarily indicative of the results to be expected for the year or any other interim period.

B)                                    RESTATEMENT

Based on the findings of an internal accounting review initiated by the Company during the first quarter of 2003, the Company reported that it would revise its previously announced 2002 financial results and would restate its previously issued 2001 financial statements.  The revisions and restatement were necessary to correct accounting errors related to the amortization/accretion of premiums/discounts on mortgage-backed investment securities due to the acceleration of prepayments, errors in the recording of payments received on various investment securities, interest income on mortgage loans and certain adjustments related to accruals for income and expense.  See “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operation — RECENT DEVELOPMENTS.”

The results of operations for the three and six months ended June 30, 2002 presented herein represent the Company’s unaudited results for the periods as restated.

Following is a summary of the effect of restatement on the Company’s unaudited consolidated financial statements at or for the periods presented:

	Selected Balance Sheet Data
	At June 30, 2002
	As Previously	As
(Dollars in thousands	Reported	Restated
Securities available for sale at market value	$380,064	$379,218
Other assets	6,991	5,919
Total assets	798,491	796,573
Accrued taxes and expenses	4,846	4,225
Other liabilities	1,176	963
Retained earnings	34,451	33,266
Other accumulated comprehensive income, net of tax	4,277	4,378
Total stockholders’ equity	45,122	44,038

	Summary Income Data
	Three Months Ended		Six Months Ended
	June 30, 2002		June 30, 2002
(Dollars in thousands,	As Previously	As	As Previously
except per share data)	Reported	Restated	Reported	Restated

Interest and fees on loans	$6,070	$6,018	$12,688	$12,451
Interest on mortgage-backed securities	5,021	4,799	9,245	9,248
Salaries and employee benefits	3,434	3,389	6,585	6,619
Other non-interest expense	1,806	1,780	3,545	3,493
Provision for income taxes	1,030	958	2,160	2,083
Net income	1,718	1,587	3,692	3,553
Net income per share:
Basic	$0.54	$0.50	$1.16	$1.12
Diluted	$0.51	$0.48	$1.11	$1.08

	Selected Cash Flow Data (a)(b)
	Six Months Ended June 30, 2002
	As Previously	As
(Dollars in thousands)	Reported	Restated

Net income	$3,692	$3,553

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization, accretion and depreciation, net	1,025	1,043
Other, net	(15,882)	(15,735)
Net cash provided by operating activities	1,655	1,681

Cash flows from investing activities:
Proceeds from principal payments on and maturities of available for sale securities	41,920	41,894
Net cash provided (used) by Investing activities	(59,684)	(59,710)

Net increase (decrease) in cash and cash equivalents	$(22,255)	$(22,255)

(a)	The previously reported amounts for net cash provided by (used in) operating activities and investing activities have been adjusted for the effect of the restatement.
(b)	As indicated, there has been no change in the net increase in cash and cash equivalents as a result of the restatement.

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

D)                                   STOCK REPURCHASE PROGRAM

As of June 30, 2003, the Company had repurchased 932,600 shares of its common stock at a total cost of $13.9 million.  The stock was purchased pursuant to three separate authorizations by the Company’s Board of Directors.  The Board of Directors delegated to senior management the authority to determine the timing and pricing of the repurchases.  There remain approximately 109,000 shares approved for repurchase under the current authorization.

E)                                     EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the dilution that could occur if securities of other contracts to issue common stock were exercised or converted into common stock.  The calculation of common stock equivalents for fully diluted per share computations excludes options which have an exercise price in excess of the average closing price of the Company’s common stock for the period presented.  At June 30, 2003, the average closing price of the Company's common stock exceeded the exercise price of all outstanding options.  The following table shows the calculation of average common share and common share equivalents for the purposes of earnings per share calculations:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data)	2003	2002	2003	2002
		(Restated)		(Restated)

Average common shares outstanding	3,798	3,191	3,779	3,186
Weighted average dilutive options	172	135	180	116
Fully diluted weighted average shares	3,970	3,326	3,959	3,302

Net income	$727	$1,587	$1,929	$3,553

Basic earnings per share:
Net income per share	$0.19	$0.50	$0.51	$1.12

Fully diluted earnings per share:
Net income per share	$0.18	$0.48	$0.49	$1.08

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

	Community Banking	Mortgage Banking	Other	Eliminations	Total
For the three months ended June 30, 2003
Net interest income	$6,029	$103	$2	$—	$6,134
Provision for loan losses	375	—	—	—	375
Noninterest income	2,922	2,147	—	(43)	5,026
Noninterest expense	7,863	1,212	280	(43)	9,312
Net income	385	619	(277)	—	727
Total assets	1,000,458	23,988	80,843	(154,689)	950,600

For the three months ended June 30, 2002 (restated)
Net interest income	$5,803	$57	$7	$—	$5,867
Provision for loan losses	(25)	—	—	—	(25)
Noninterest income	2,253	655	—	—	2,908
Noninterest expense	5,519	456	280	—	6,255
Net income	1,613	154	(180)	—	1,587
Total assets	729,839	12,771	53,963	(68,105)	728,468

For the six months ended June 30, 2003
Net interest income	$12,236	$205	$6	$—	$12,447
Provision for loan losses	375	—	—	—	375
Noninterest income	5,695	3,690	—	(85)	9,300
Noninterest expense	15,445	2,135	560	(85)	18,055
Net income	1,319	1,050	(440)	—	1,929
Total assets	1,000,458	23,988	80,843	(154,689)	950,600

For the six months ended June 30, 2002 (restated)
Net interest income	$11,523	$149	$12	$—	$11,684
Provision for loan losses	(25)	—	—	—	(25)
Noninterest income	4,454	1,783	—	—	6,237
Noninterest expense	10,641	1,109	560	—	12,310
Net income	3,390	492	(329)	—	3,553
Total assets	729,839	12,771	53,963	(68,105)	728,468

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(Restated)		(Restated)
Net income	$727	$1,587	$1,929	$3,553
Add: Stock-based compensation expenses reported in net income, net of taxes	14	1	14	1
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	20	8	20	16
Proforma net income	$721	$1,580	$1,923	$3,538

Earnings per share:
Basic:
As reported	$0.19	$0.50	$0.51	$1.12
Pro forma	0.19	0.50	0.51	1.11
Diluted:
As reported	$0.18	$0.48	$0.49	$1.08
Pro forma	0.18	0.48	0.49	1.07

I)                                        LOANS AND DEPOSITS

Following is a summary of the Company’s consolidated loans and deposits as of the dates shown:

(Dollars in thousands)	June 30, 2003	December 31, 2002	June 30, 2002
			(Restated)
Loans and loans held for sale:
Residential	$266,233	$233,503	$233,344
Home equity	38,679	33,702	30,522
Commercial real estate	112,827	112,374	71,853
Other	17,035	17,484	21,343
Total loans and loans held for sale	$434,774	$397,063	$357,062

Deposits
Demand	$97,928	$90,960	$75,585
NOW	115,958	105,047	89,725
Savings and money market	272,437	260,480	239,216
Core deposits	486,323	456,487	404,526
Time	177,638	190,141	146,858
Total deposits	$663,961	$646,628	$551,384

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

RECENT DEVELOPMENTS

Based on the findings of an internal accounting review initiated by the Company during the first quarter of 2003, the Company reported that it would revise its previously announced 2002 financial results and would restate its previously issued 2001 financial statements.  The revisions and restatement were necessary to correct accounting errors related to the amortization/accretion of premiums/discounts on mortgage-backed investment securities due to the acceleration of prepayments, errors in recording payments received on various investment securities, interest income on mortgage loans and certain adjustments related to accruals for income and expense.  See “EXPLANATORY NOTE” preceding Part I of this Quarterly Report on Form 10-Q and Part I, Item 4 - “Controls and Procedures.”

During the internal accounting review, the Company identified a number of accounting errors recorded by the Company’s former controller, including underlying prepayment assumptions used in the calculation of interest income in 2002 that did not adequately reflect the actual prepayment rates received on a portion of its mortgage-backed securities (MBS) portfolio, and that certain payments received on a portion of its MBS portfolio were not properly applied.  It was further determined, based upon the results of the preliminary review, that it would be necessary to revise the Company’s previously announced financial results for 2002 and restate the Company’s financial statements for 2001.  The Company engaged its independent auditor, PricewaterhouseCoopers LLP, which replaced Arthur Andersen LLP in mid-2002, to undertake a re-audit of the year 2001.  As a result of these revisions, the financial statements and notes thereto contained in this quarterly report on Form 10-Q as of and for the three and six months ended June 30, 2002, have been revised.  In addition, certain 2002 financial information contained in this discussion and analysis of financial condition and results of operation has been changed where appropriate.

In April 2003, shortly after the Company announced its intention to restate its financial statements, it was informed by the staff of the United States Securities and Exchange Commission (“SEC”) that the SEC was conducting an informal inquiry with respect to certain of the matters reflected in the announcement.  The Company has cooperated fully with the inquiry.

On April 16, 2003, the Company received a letter from Nasdaq indicating that Nasdaq had not received the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and had commenced the standard delisting process for companies that have delayed filing required periodic reports with the exchange.  Effective April 18, 2003, the company’s trading symbol “ABBK” was listed as “ABBKE” to denote the Company’s filing delinquency.  In addition, the symbol of Abington Bancorp Capital Trust – 8.25% Cumulative Trust Preferred Securities was changed from “ABBKP” to “APKPE.”  On April 21, 2003, the Company announced that it would request a hearing before a Nasdaq Listing Qualifications Panel to discuss the standard delisting process.  Such hearing was scheduled for May 16, 2003.  Upon the filing of its Annual Report on Form 10-K for the year ended December 31, 2002, and its Form 10-Q for the quarter ended March 31, 2003, the Company satisfied the requirements for continued Nasdaq listing, the trading symbols, “ABBK” and “ABBKP” were reinstated and the hearing was cancelled.

The continued consolidation and appropriate balance sheet classification of trust preferred securities is currently under review by the Financial Accounting Standards Board.  Although the Federal Reserve Board has issued interim guidance that continues to recognize trust preferred securities as a component of Tier 1 capital, it is possible that a change in accounting guidance may result in these securities qualifying for Tier 2 capital rather than Tier 1 capital.  It is expected that FASB and the accounting industry will make final rules by the end of September 2003, the period in which the rules must be implemented.

OVERVIEW

Net income for the quarter ended June 30, 2003 was $727 thousand, or $0.18 per diluted share, compared with the restated $1.6 million, or $0.48 per diluted share, for the same period of 2002.  This quarter’s earnings include the operations of the former Massachusetts Fincorp, Inc. (MAFN) acquired in September of 2002 under the purchase method of accounting.  Under the purchase method of accounting, the results of operations of MAFN are included from the date of acquisition forward and are excluded from the Company’s operating results in the quarter ended June 30, 2002.  Net interest income increased by $267 thousand or 4.6% over the second quarter of 2002.  This resulted from a combination of additional volumes of earning assets and interest bearing liabilities acquired in the MAFN transaction.  In addition, the Company recorded growth in both investment securities and loans.  A $375 thousand provision for loan losses was recorded in the second quarter of 2003 compared with a $25 thousand credit in the second quarter of last year.  Net charge-offs during the quarter were $303 thousand.  Non-interest income improved by $2.2 million during the current quarter over the second quarter of 2002.  This was due to growth in fee based services and products and the addition of the MAFN customer base.  Gains from the sale of loans increased by $1.2 million over the prior year quarter representing over one-half of the increase.  Non-interest expense increased by $3.1 million or 49.6% over the first quarter of 2002.  Increases in personnel costs, occupancy and data processing expense all reflect the addition of branches and processing volumes acquired in the MAFN transaction.  In addition, the Company accrued approximately $250 thousand for legal and accounting costs associated with the revision of 2002 operating results and the re-audit of 2001.

FINANCIAL CONDITION

Total assets increased by approximately $47.4 million or 5.2% to $950.6 million from the $903.2 million reported for

December 31, 2002.  This reflects a net increase in available-for-sale securities of $85.4 million and a $53.7 million increase in loans.  This increase includes growth within the commercial real estate portfolio and the purchase of residential mortgage loan pools from third parties coupled with the retention of residential mortgage loans originated by the Company’s indirect subsidiary, Old Colony Mortgage Corp. (OCM).  Loans held for sale, originated by OCM, were $19.6 million at June 30, 2003 compared with $35.6 million at December 31, 2002.  Short-term investments and funds sold decreased by $75.2 million.  The growth in investment securities and portfolio loans was funded by a combination of cash flow provided by a reduction in funds sold, a reduction in loans held for sale, and borrowings from the Federal Home Loan Bank.

Total deposits during the quarter increased by $17.4 million or 2.7% to $664.0 million from the $646.6 million reported at December 31, 2002.  Certificates of deposit declined by $12.5 million from year-end to $177.6 million at June 30, 2003 as maturing higher yielding certificates have migrated from the time deposit category to the more liquid money market account.  Transaction accounts (primarily demand deposits and NOW accounts) increased by $17.9 million from year-end.  Savings and money market accounts grew by $11.9 million since year-end 2002.  Balances reflect the current rate environment and uncertainty in the stock market as reflected in the stability of core retail and commercial accounts.

Short-term borrowings totaled $56.6 million at quarter end compared to $11.0 million at December 31, 2002, reflecting increased borrowings incurred to provide short-term funding for asset purchases during the quarter.  It is expected that these borrowings will be repaid by cash flow from investing activities.  Longer term borrowings from the Federal Home Loan Bank at June 30, 2003 were $150.9 million.

Stockholders’ equity was $58.4 million at June 30, 2003, as compared to $57.8 million at December 31, 2002.  The increase in stockholders’ equity is primarily due to growth in retained earnings.

The return on average equity and average assets was 5.02 percent and 0.30 percent, respectively, this quarter compared with 15.56 percent and 0.77 percent for the comparable restated 2002 quarter.

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

Net interest income increased by $267 thousand for the three months ended June 30, 2003 compared to the comparable period of 2002.

Interest and dividend income decreased by $1.1 million during the three month period ended June 30, 2003 compared to the second quarter of 2002, as lower available earning asset yields were partially offset by increases in the volume of average earning assets.  The increased earning asset volume resulted from a combination of assets acquired in the MAFN acquisition, increases in the portfolio of investment securities and a combination of internal loan growth and asset purchases.  The yield on earning assets decreased to 4.75% in the three months ended June 30, 2003 as compared to 6.19% for the same period of 2002.

Interest expense for the quarter ended June 30, 2003 decreased by $1.3 million compared to the second quarter of 2002, generally due to lower rates paid on deposits and borrowed funds.  Interest expense also reflects a shift in mix as higher cost maturing time deposits were transferred to the more liquid lower cost money market accounts.  Deposit liabilities increased by $17.3 million during the 2003 second quarter over the comparable prior year quarter.  Transaction accounts (demand and NOW accounts) grew by approximately $17.9 million while non-transaction accounts (savings, money market and time deposits) increased by $11.9 million, with declines in certificates of deposit offset by growth in money market accounts.  Rates paid on borrowed funds also declined during the current quarter from the prior year quarter as maturities were rolled over at lower short-term rates.

The table below presents the components of interest income and interest expense for the major categories of assets and liabilities for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2003	2002	2003	2002
		(restated)		(restated)
Interest and dividend income:
Interest and fees on loans	$6,175	$6,018	$12,340	$12,451
Interest on mortgage-backed investments	3,892	4,799	7,561	9,248
Interest and dividends on bonds and other obligations	466	685	1,086	1,417
Interest on short-term investments	15	128	171	250
Total interest and dividend income	$10,548	$11,630	$21,158	$23,366

Interest expense:
Interest on deposits	$2,248	$2,697	$4,579	$5,685
Interest on short-term borrowings	310	50	383	86
Interest on long-term borrowings	1,856	3,016	3,749	5,911
Total interest expense	$4,414	$5,763	$8,711	$11,682

A breakdown of the components of the Company’s net interest rate spread is a follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(restated)		(restated)
Weighted average yield earned on:
Loans	6.31%	6.94%	6.63%	7.01%
Mortgage-backed investments	3.53	6.08	3.87	6.41
Bonds and obligations	3.25	4.81	3.05	4.61
Short-term investments	0.63	1.87	0.74	1.91
Equity securities	3.09	3.28	4.86	3.65
Weighted average yield earned on interest-earning assets	4.69	6.19	4.85	6.36

Weighted average rate paid on:
Total deposits	1.39	2.07	1.43	2.24
Short-term borrowings	1.30	2.23	1.30	2.12
Long-term debt	4.59	5.44	4.59	5.55

Weighted average rate paid on deposits and borrowings	1.96	3.07	2.02	3.21

Interest rate spread	2.73	3.12	2.83	3.15

Net interest margin	2.73	3.12	2.85	3.18

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

	Three Months Ended June 30,
	2003 versus 2002 Increase (decrease)
(Dollars in thousands)	Due to Volume	Due to Rate	Total
Interest and dividend income:
Loans	$733	$(576)	$157
Mortgage-backed securities	1,514	(2,421)	(907)
Bonds and obligations	(33)	(172)	(205)
Short-term investments	(63)	(64)	(127)
Total interest and dividend income	2,151	(3,233)	(1,082)

Interest expense:
Total deposits	509	(958)	(449)
Short-term borrowings	289	(29)	260
Long-term debt	(733)	(427)	(1,160)
Total interest expense	65	(1,414)	(1,349)

Net interest income	$2,086	$(1,819)	$267

	Six Months Ended June 30
	2003 versus 2002 Increase (Decrease)
(Dollars in thousands)	Due to Volume	Due to Rate	Total
Interest and dividend income:
Loans	$587	$(698)	$(111)
Mortgage-backed securities	2,665	(4,352)	(1,687)
Bonds and obligations	(15)	(381)	(396)
Short-term and other investments	102	(116)	(14)
Total interest and dividend income	$3,339	$(5,547)	$(2,208)

Interest expense:
Total deposits	$1,026	$(2,133)	$(1,107)
Short-term borrowings	343	(46)	297
Long-term debt	(1,243)	(918)	(2,161)
Total interest expense	$126	$(3,097)	$(2,971)

Net interest income	$3,213	$(2,450)	$763

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

The Company recorded a $375 thousand provision for loan losses in the second quarter of 2003 and a $25,000 credit in 2002.  The provision and credit for the respective periods are generally attributable to the asset quality factors discussed above and methodologies that management uses to measure and evaluate the adequacy of the allowance, which include delinquency rates, charge-offs, problem or “watched” assets and anticipated losses.  Net charge-offs of $303 thousand were recorded in the current quarter primarily due to the write-down of a single credit in the amount of $288 thousand.  See “Credit Quality and Allowance for Loan Losses” for additional discussion of credit quality.

NON-INTEREST INCOME

Total non-interest income increased $2.2 million or 74.3% for the three months ended June 30, 2003 over the second quarter of 2002.  Customer service fees, consisting of deposit service charges, ATM and debit card fees increased by $764 thousand between the periods.  Income from the sale of mutual funds and annuities declined slightly from the 2002 second quarter.  Gains on sales of mortgage loans increased by $1.2 million in the quarter ended June 30, 2003.  Realized gains of $57 thousand were recorded from the sale of investment securities with appreciated market value during the quarter relatively unchanged from the $52 thousand recorded during the second quarter of 2002.

NON-INTEREST EXPENSE

Non-interest expense for the quarter ended June 30, 2003 increased by $3.1 million or 49.6% over the comparable 2002 quarter.  Salaries and employee benefits increased by $1.6 million or 47.0%.  This resulted from the addition of branch and operations personnel in connection with the MAFN acquisition during the third quarter of 2002 and the continuation of higher commissions paid to loan originators and other mortgage company subsidiary incentives.  Occupancy and equipment costs rose by $334 thousand or 41.4% over the prior year quarter reflecting overhead associated with the acquired MAFN branches and costs incurred in the operation of the Company’s corporate headquarters, first occupied in late 2002.  All other non-interest expense in the 2003 quarter increased by $1.2 million over the prior year and included general and administrative costs associated with the addition of the MAFN branches, additional volume related data processing fees, increased marketing and advertising costs, and approximately $250 thousand in legal and accounting fees associated with the revisions and re-audit of historical financial statements.

PROVISION FOR INCOME TAXES

The Company’s effective income tax rate for the quarter ended June 30, 2003 was 50.6% compared to 37.6% for the quarter ended June 30, 2002.  The higher effective tax rate in comparison to statutory rates is reflective of income earned by certain non-bank subsidiaries, net of tax credit applied at lower effective tax rates.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

GENERAL. Net income for the six months ended June 30, 2003 was $1.93 million, or $0.49 per diluted share, compared with restated net income of $3.55 million, or $1.08 per diluted share, in the corresponding period of 2002, a net decrease of $1.62 million, or 45.7% in net income or 54.6% in diluted earnings per share.  Consistent with the second quarter results, the Company’s interest income was adversely affected by the maturity and re-pricing of higher yielding earning assets, accelerated prepayment on loans and investments securities and accelerated premium amortization of investment portfolio premiums during the first half of 2003.  Non-interest income increased by $3.1 million over the prior year reflecting growth in deposit services charges and a greater volume of mortgage loan sales.  Non-interest expense, however, increased by $5.8 million reflecting increased volumes and activity related to the September 2002 acquisition of the former Massachusetts Fincorp, Inc., accounted for as a purchase; increased volumes, commissions and professional fees incurred in connection with mortgage banking activities; volume related data processing costs; increased expenditures for marketing and advertising, and costs associated with the 2002 financial statement revision and 2001 re-audit completed during the second quarter of 2003.

INTEREST AND DIVIDEND INCOME. Interest and dividend income decreased $2.2 million or 16.5% during the six month period ended June 30, 2003, as compared to the same period in 2002. The decrease was attributable to decreases in the yield on earning assets partially offset by increases in average balance of earning assets.  The balance of average earning assets for the six month period ended June 30, 2003 was approximately $879.3 million as compared to $740.7 million for the same period in 2002, an overall increase of $138.6 million, or 18.7%.

The increase in earning assets was primarily driven by increases in average mortgage-backed investments, short-term investments and loans.  Average mortgage-backed investments and short-term investments were $394.2 million and $46.4 million, respectively for the six months ended June 30, 2003 as compared to $291.0 and $26.4 million, respectively, for the same period in 2002. These balances when combined increased $123.2 million, or 38.8%.  The yield on mortgage-backed and short term investments decreased to 3.87% and 0.74%, respectively, in the six months ended June 30, 2003 as compared to 6.41% and 1.91%, respectively, in the same period of 2002. These yields decreased primarily due to the declining interest rate environment which existed for most of 2003.

The average balance of loans increased to $375.4 million for the six months ended June 30, 2003 from $358.0 million for the same period in 2002, an increase of $17.3 million or 3.9%. These balances increased as a result of residential mortgage loans purchased and/or originated for the Company’s loan portfolio, coupled with growth in commercial real estate and home equity loans during 2003.  The yield on loans decreased to 6.63% in the first six months of 2003 as compared to 7.01% for the same period in 2002. This was generally due to the lower rate environment which existed for most of 2003, which impacted new loan originations and also payoffs or  increased levels of refinancings of loans with higher interest rates.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2003 decreased $3.0 million, or 25.4%, compared to the same period in 2002, generally due to decreases in the rates paid in deposits and borrowed funds and a more favorable mix.  The average balances of core deposits (demand, NOW and savings deposits) rose to $458.3 million for the first six months of 2003 as compared to  $347.6 million for the same period in 2002 for an increase of $110.7 million, or 31.8%.  The average balances of total deposits rose 25.9% for the six months ended June 30, 2003 as compared to the same period in 2002.  This was due to the Company’s continued success in attracting core deposits and also due to a shift from time deposits to money market accounts (which are included in core deposits) over this same time period.  Time deposits increased $21.9 million in the first six months of 2003 as compared to the same period in 2002, generally due to the lower interest rate environment and customers’ desire to invest in instruments with shorter terms.  All deposit growth herein reflects the acquisition of Massachusetts Fincorp, Inc. in September of 2002 which added approximately $100 million to the Company’s deposit base.  The Company will continue to closely manage its cost of deposits by continuing to seek methods of acquiring new core deposits and maintaining its current core deposits while prudently adding time deposits at reasonable rates in comparison to local markets and other funding alternatives, including borrowings.  The average balances of borrowed funds remained relatively flat during the first six months of 2003 as compared to 2002, at $224.3 million in 2003 and  $223.0 million in 2002.  Longer-term borrowings declined from $214.7 million in 2002 to $164.7 million in 2003 as maturing debt was rolled-over as lower cost short-term borrowings.

The weighted average rate paid on deposits and borrowed funds was 2.02% for the six months ended June 30, 2003 as compared to 3.21% for the same period in 2002.  The weighted average rates paid on borrowed funds decreased to approximately 3.72% for the six months ended June 30, 2003 from 5.42% in the same period of 2002.  It is anticipated, given the current rate environment, that the rates paid on borrowed funds could decline further in future quarters as borrowings are refinanced as they reach maturity or prepayment options are exercised.  The Company will continue to evaluate the use of borrowings as an alternative funding source for asset growth in future periods. See “Asset/Liability Management” for further discussion of the competitive market for deposits and overall strategies for uses of borrowed funds. The weighted average rates paid on deposits was 1.43% for the six months ended June 30, 2003 as compared to 2.24% for the same period in 2002. The overall cost of deposits has decreased in the first half of 2003 generally due to the prevailing interest rate environment.

NON-INTEREST INCOME.  Total non-interest income increased $3.1 million or 50.4% in the first six months of  2003 in comparison to the same period in 2002.  Customer service fees increased $858 thousand, or 20.7%, to $5.0 million for the six months ended June 30, 2003 from the $4.1 million reported in 2002, reflecting growth in deposit accounts (primarily NOW and checking accounts), changes in fee schedules, continued success in cross selling customers and debit card activity.  Gains on sales of mortgage loans were $3.2 million for the first six months of 2003, up $1.4 million over the comparable period of 2002.  This was generally due to a more favorable market for loan originations and related higher volume of loans being originated and sold in the first half of 2003 as compared to the same period in 2002.  As the Company has been selling loans generally on a servicing released basis since 1996, the portfolio of loans serviced for others has declined which has caused the continued drop in loan servicing income.  Realized securities gains were $698 thousand for the first six months of 2003 as compared to gains of $87 thousand for 2002.  Other non-interest income increased by $208 thousand over the prior year, primarily as a result of miscellaneous recoveries during the second quarter of 2003.

NON-INTEREST EXPENSE.  Non-interest expense for the six months ended June 30, 2003 increased $5.8 million, or 47.3% over the same period of 2002.  Salaries and employee benefits increased $2.8 million, or 42.9%.  This increase was primarily the result of higher commissions paid to loan originators and other mortgage company incentives, the addition of personnel retained in the Massachusetts Fincorp, Inc. acquisition and general merit increases over the past year.  Occupancy expenses increased $717 thousand or 43.7%.  This was a direct result of premises added in the Massachusetts Fincorp, Inc. acquisition and costs associated with the relocation of the Company’s headquarters in the third quarter of 2002.  Other non-interest expenses also increased from $3.5 million for the six month ended June 30, 2002 to $5.8 million for the first half of 2003, an increase of $2.3 million, or 64.9%.  These increases include acquisition related costs, volume related data processing costs, increased marketing and advertising expense, and legal, accounting and other professional fees associated with the revision of 2002 and re-audit of 2001 financial statements.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the six months ended June 30, 2003 was $375 thousand compared with a $25 thousand credit in 2002.  The provision in the first six months of 2003 generally related to the write-down of a single credit in the amount of $288 thousand coupled with loan growth and reserve allocations under the Company’s reserve adequacy evaluation system.  In 2002, the credit provision was related to achieving a better than anticipated resolution on an impaired loan and overall stability in the performance in the remainder of the loan portfolios.  See “Credit Quality and Reserve for Loan Losses” for an additional discussion of credit quality statistics and trends.  The level of loan loss reserves were approximately 1.03% of period end loans at June 30, 2003 compared to 1.17% of total loans at December 31, 2002.

PROVISION FOR INCOME TAXES. The Company’s effective income tax rate for the six months ended June 30, 2003 was 41.8% compared to the 36.9% rate for the six months ended June 30, 2002. The higher effective tax rate in comparison to statutory rates for the current period is a direct result of tax provisions on mortgage-banking earnings at a combined 40% combined federal and state tax rate, and the application of tax credits at a 35% rate within the Bank and parent company.

CREDIT QUALITY AND ALLOWANCE FOR LOAN LOSSES

The Company regularly monitors its asset quality to determine the level of its loan loss allowance through periodic credit reviews by members of the Company’s Management Credit Committee.  The Management Credit Committee, which reports to the Loan Committee of the Board of Directors, also works on the collection of non-accrual loans and disposition of real estate acquired by foreclosure.  The allowance for loan losses is determined by the Management Credit Committee after consideration of several key factors including, without limitation, potential risk in the current portfolio, levels and types of non-performing assets and delinquency, levels of potential problem loans, which generally have varying degrees of loan collateral and repayment issues, and watched asset reports.  Workout approach and financial conditions of borrowers are also key considerations to the evaluation of non-performing loans.

Non-performing assets were $2.5 million at June 30, 2003, compared with $2.0 million at December 31, 2002, an increase of $500 thousand.  The Company’s percentage of delinquent loans to total loans was 0.98% at June 30, 2003 and 1.13% at December 31, 2002.  The following table presents a number of credit quality trends:

(Dollars in thousands)	June 30, 2003	December 31, 2002	June 30, 2002
Non-performing loans	$2,508	$2,031	$3,346
Allowance for loan losses to non-performing loans	170.0%	207.4%	161.5%
Non-performing assets to total assets	0.26%	0.22%	0.37%
Allowance for loan losses to total loans	1.03%	1.17%	1.17%

Non-performing loans are primarily comprised of loans that are more than 90 days past due and still accruing interest and non-accrual loans.  Non-performing assets are comprised of non-performing loans and Other Real Estate Owned (OREO) acquired as a result of foreclosure.

The Company maintains its allowance for loan losses to absorb probable credit losses within the existing portfolio.  The reserve is increased when a loan loss provision is recorded in the income statement.  When a loan, or portion thereof, is considered uncollectible, it is charged against the allowance.  Recoveries on amounts previously charged-off are credited to income or to the allowance when collected, as appropriate.  Following is an analysis of the allowance for possible loan losses for the three and six month periods ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2003	2002	2003	2002
Balance at beginning of period	$4,192	$5,472	$4,212	$5,482
Charge-offs	(346)	(75)	(418)	(129)
Recoveries on loans previously charged-off	43	31	95	75
Net charge-offs	(303)	(44)	(323)	(54)
Provision (credit) for possible loan losses	375	(25)	375	(25)
Balance at end of period	$4,264	$5,403	$4,264	$5,403

No portion of the allowance is restricted to any loan or group of loans, and the entire reserve is available to absorb future realized losses.  The amount and timing of realized losses and future reserve allocations may vary from current estimates.  An allocation of the allowance for loan losses to each category of loans is presented below.

(Dollars in thousands)	June 30, 2003	December 31, 2002	June 30, 2002
Residential real estate	$911	$804	$775
Commercial real estate	2,236	2,008	1,398
Construction	206	299	291
Other commercial	175	229	2,451
Consumer	283	356	238
Non-specific	453	516	250
Total allowance for loan losses	$4,264	$4,212	5,403

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

The Company’s limits on interest rate risk specify that if interest rates were to increase or decrease by 200 basis points over a 12 month period, estimated net interest income for the next 12 months should decline by less than 10%. Given the unusually low interest rate environment at June 30, 2003, the Company assumed a 100 basis point decline in interest rates rather than the normal 200 basis points.

The following table reflects the Company’s estimated exposure, as a percentage of estimated net interest income for the next 12 months, based upon the Company’s current methodology:

Rate Change (Basis Points)	Estimated Exposure as a % of Net Interest Income
+200	4.28%
-100	(8.44)%

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

The Company’s policy is to match, as well as possible, the interest rate sensitivities of its assets and liabilities.  Generally, residential mortgage loans originated by the Company are sold in the secondary market.  Residential mortgage loans that the Company currently originates from time to time or purchases for the Company’s own portfolio are primarily 1-year, 3-year, 5-year and 7-year adjustable rate mortgages and shorter term (generally 15-year or seasoned 30-year) fixed rate mortgages.

The Company also emphasizes loans with terms to maturity or repricing of five years or less, such as certain commercial mortgages, business loans, residential construction loans and home equity loans.

Management desires to expand its interest earning asset base in future periods primarily through growth in the Company’s loan portfolio.  The Company intends to continue to be competitive in the residential mortgage market but plans to place greater emphasis on the origination of home equity and commercial loans.  During the first half of 2003, the Company acquired approximately $48.2 million of residential first mortgages, which are serviced by others.

The Company has also used mortgage-backed investments (typically with weighted average lives of five to seven years) as a vehicle for fixed and adjustable rate investments and as an overall asset/liability tool. These securities have been highly liquid given current levels of prepayments in the underlying mortgage pools.

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

During the first half of 2003, the Company continued to experience high levels of prepayment activity in its mortgage-related assets (residential mortgages and mortgage-backed securities) which comprise approximately 66.3% of the Company’s balance sheet as of June 30, 2003.  To the extent these prepayment levels continue, the Company’s net interest spread will be negatively affected.

The volume of liquid assets and the mix of its investments may vary, depending upon management’s judgment as to market trends, the quality of specific investment opportunities and the relative attractiveness of their maturities and yields.  Management continues to aggressively promote the Company’s core deposit products, particularly checking and NOW accounts.  The success of this promotion has favorably impacted the overall deposit growth to date and has helped the Company to increase its customer base.  However, given the historically low long-term interest rates, the Company and many of its peers have begun to see a decline in time deposits as customers reflect their desire to remain liquid under current market conditions.  Management will continue to evaluate future funding strategies and alternatives and to continue its focus on attracting core, retail deposit relationships.

The Company is a voluntary member of the Federal Home Loan Bank of Boston (“FHLBB”).  The available borrowing capacity from the FHLBB affords options to the Company in managing its asset/liability growth, since it may be advantageous to borrow money from the FHLBB than to raise money through non-core deposits (i.e. certificates of deposit).  Borrowed funds at June 30, 2003 totaled $207.5 million compared to $178.0 million at December 31, 2002.  These borrowings are primarily comprised of FHLBB advances and have primarily funded residential loan originations and purchases as well as mortgage-backed investments and investment securities.

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

The following table sets forth maturity and repricing information relating to interest sensitive assets and liabilities at June 30, 2003. The balance of such accounts has been allocated among the various periods based upon the terms and repricing intervals of the particular assets and liabilities. For example, fixed rate residential mortgage loans and mortgage-backed securities, regardless of “available for sale” classification, are shown in the table in the time periods corresponding to projected principal amortization computed based on their respective weighted average maturities and weighted average rates using prepayment data available from the secondary mortgage market.

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

At June 30, 2003

Repricing/Maturity Interval

	0-6 MOS	6-12 MOS	1-2 YRS	2-3 YRS	3-5 YRS	5 YRS	Total

Assets subject to interest rate adjustments:

Short Term Investments	$2,640	$—	$—	$—	$—	$—	$2,640

Bonds & obligations	9,573	62	18,487	10,118	99	2,324	40,663

Mortgage-backed investments	—	—	111	80	773	467,563	468,527

Mortgage loans subject to rate review	50,984	18,660	13,786	18,979	20,894	97,565	220,868

Fixed rate mortgage loans	27,525	5,860	6,618	11,523	19,370	123,173	194,069

Commercial & Other	8,886	1,098	2,051	1,840	1,479	4,483	19,837

Total	$99,608	$25,680	$41,053	$42,540	$42,615	$695,108	$946,604

Liabilities subject to interest rate adjustments:
Money Market deposit accounts	$83,361	$—	$—	$—	$—	$—	$83,361

Savings deposits-term certificates	62,630	45,026	42,203	12,798	14,981	—	177,638

Other savings accounts	402,962	—	—	—	—	—	402,962

Borrowed funds	69,088	35,000	10,000	12,000	6,500	74,933	207,521

Total	$618,041	$80,026	$52,203	$24,798	$21,481	$74,933	$871,482

Guaranteed preferred beneficial interest in junior subordinated debentures	$—	$—	$—	$—	$—	$12,276	$12,276

Excess (deficiency) of rate sensitive assets over rate sensitive liabilities	(518,433)	(54,346)	(11,150)	17,742	21,134	607,899	62,846

Cumulative excess (deficiency) of rate sensitive assets over rate sensitiveliabilities	(518,433)	(572,779)	(583,929)	(566,187)	(545,053)	62,846	—

Rate sensitive assets as a percentage of rate sensitive liabilities (cumulative)	16.1%	17.9%	22.2%	27.0%	31.6%	107.1%

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

At June 30, 2003, the Company had outstanding commitments to originate and sell residential mortgage loans in the secondary market amounting to $111.3 million.  The Company also has outstanding commitments to grant advances under existing home equity lines of credit amounting to $27.2 million.  Unadvanced commitments under outstanding commercial and construction loans totaled $5.8 million as June 30, 2003. The Company believes it has adequate sources of liquidity to fund these commitments.

The Company’s total stockholders’ equity was $58.4 million or 6.15% of total assets at June 30, 2003, compared with $57.8 million or 6.4% of total assets at December 31, 2002.  The increase in total stockholders’ equity resulted from a combination of the issuance of stock from stock option exercises, the net change in the unrealized gains on the market value of available for sale securities, and net income of $1.2 million, net of dividends paid and changes in unrealized gains on available for sale securities, net of tax.

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

As previously noted, the Company issued $12,650,000 or 8.25% Trust Preferred Securities in June 1998.  Under current regulatory guidelines, trust preferred securities are allowed to represent up to approximately 25% of the Company’s Tier 1 capital with any excess amounts available as Tier 2 capital. As of June 30, 2003, all of these securities were included in Tier 1 capital.

At June 30, 2003, the Company had a Tier 1 risk-based capital ratio of 13.68% and a total risk-based capital ratio of 14.71%.  The Bank had a Tier 1 risk-based capital ratio of 12.16% and a total risk-based capital ratio of 13.07%.  Also, at June 30, 2003, the Company and the Bank had Tier 1 leverage capital ratios of 5.85% and 5.99%, respectively.  Management believes that, as of June 30, 2003, the Company and the Bank meet all of their respective capital adequacy requirements.

CRITICAL ACCOUNTING POLICIES

We considered the disclosure requirements of FR-60 regarding Critical Accounting Policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing has materially changed during the quarter that would warrant further disclosure under these releases.

PROPOSED ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of Statement 133 on Derivative and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain contracts that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. The Company has not completed an analysis to determine the potential impact of this statement, but does not believe that it will have a material impact on the Company’s financial position or results of operation.

In May, 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 15, 2003.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  In May, 1998, the Company formed a Delaware business trust, Abington Bancorp Capital Trust (the “Trust”), solely to issue capital securities.  The securities issued by the Trust are mandatorily redeemable and represent obligations to transfer assets to redeem the shares.  Accordingly, under SFAS No. 150, those instruments will be classified as liabilities in the Company’s consolidated financial statements and payments of accruals of amounts to be paid to holders will be reported as interest expense upon the adoption of this Statement during the third quarter of 2003.  The adoption of this Statement will have no effect on net income, but will result in a reclassification of expense from non-interest expense to interest expense.

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

Following the discovery of these accounting errors, the Company initiated a number of improvements in its disclosure controls and procedures as well as its internal controls, including its internal control over financial reporting.  Most of these improvements were designed to reduce the opportunity for human error, which was the primary cause of each of the identified errors. For example, management has implemented several changes in the process of recording transactions and related recordkeeping in those areas where the errors occurred, including: (a) automation of investment portfolio accounting (previously processed on a manual basis), (b) improved reconcilement procedures and yield analyses, (c) the utilization of third party resources and advisory services and, (d) additional training and oversight of personnel within the accounting division.  In addition, the Company has retained the services of a new Chief Financial Officer and has further supplemented its accounting staff with the addition of a senior accounting officer.  Both of these individuals have significant experience in bank accounting matters and internal controls.

After implementing these improvements to the Company’s disclosure controls and procedures and internal controls, and under the supervision and with the participation of the Company’s management, including James P. McDonough, its Chief Executive Officer, and James K. Hunt, its Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, based on the evaluation of those controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on this evaluation, Mr. McDonough and Mr. Hunt concluded that, as of the date of their most-recent evaluation, the Company’s disclosure controls and procedures were effective.

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

(d) Not applicable.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

                The Annual Meeting of Stockholders was held on July 31, 2003, for the purpose of electing a class of three directors for a three year term and approving the Company’s 2003 Stock Incentive Plan.  A total of 3,422,317 shares were represented in person or by proxy at the meeting representing 89.5% of the 3,822,868 shares of common stock outstanding as of June 11, 2003, the record date for the Annual Meeting.

Proposal 1 - To elect a class of three directors of the Company for a three year term:

The following director nominees were re-elected to hold office until the 2006 annual meeting of stockholders or special meeting in lieu thereof, and until their respective successors are elected and qualified.

	Number of Shares Voted
	For	Abstain
William F. Borhek	3,377,652	44,665
Ann M. Carter	3,378,721	43,596
Rodney D. Henrikson	3,377,077	45,240

Proposal 2 — To approve the Abington Bancorp, Inc. 2003 Stock Incentive Plan:

The Abington Bancorp, Inc. 2003 Stock Incentive Plan was approved by the following Vote:

Shares For	Shares Against	Shares Withheld/Abstaining
2,886,530	525,400	10,387

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

*10.28	Special Severance Agreement dated as of May 12, 2003 by and between the Bank and Robert M. Lallo, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

* Management contract or compensatory plan or arrangement

(b) Reports on Form 8-K.

May 16, 2003 –     related to first quarter ended March 31, 2003 earnings release and filing of 2002 Annual Report on Form 10-K

June 26, 2003 –     related to announcement of a quarterly dividend declaration

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersiged thereunto duly authorized.

ABINGTON BANCORP, INC.
(Company)

Date: August 14, 2003	By:	/s/	James P. McDonough
James P. McDonough
President and Chief Executive Officer

Date: August 14, 2003	By:	/s/	James K. Hunt
James K. Hunt
Treasurer and Chief Financial Officer
(Principal Financial Officer)