Form 10-Q
period 2003-09-30
ABINGTON BANCORP INC
filed 2003-11-14
CIK 812146

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: 3,923,071 shares as of November 12, 2003.

Cautionary Statement Regarding Forward-Looking Information

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

ABINGTON BANCORP, INC.

FORM 10-Q

ABINGTON BANCORP, INC.

FORM 10-Q

For the Quarter Ended September 30, 2003

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

During its internal accounting review, the Company identified a number of accounting errors recorded by the Company’s former controller, including underlying prepayment assumptions used in the calculation of interest income in 2002 that did not adequately reflect the actual prepayment rates received on a portion of its mortgage-backed securities (MBS) portfolio and that certain payments received on a portion of its MBS portfolio were not properly applied.  It was further determined, based upon the results of the preliminary review, that it would be necessary to revise the Company’s previously announced financial results for 2002 and restate the Company’s financial statements for 2001.  The Company engaged its independent accountant, PricewaterhouseCoopers LLP, which replaced Arthur Andersen LLP in mid-2002, to undertake a re-audit of the year 2001.  Restated financial statements for the year 2001 are included in the Company's Form 10-K for the year ended December 31, 2002 and the 2002 financial information contained in this Form 10-Q for the quarter and nine months ended September 30, 2002 has been revised.

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

Following is a summary of the effect of restatement on the Company’s unaudited consolidated financial statements at or for the periods presented:

	Selected Balance Sheet Data
	At September 30, 2002
	As Previously	As
(Dollars in thousands)	Reported	Restated
Securities available for sale at market value	$404,687	$403,560
Other assets	11,554	10,621
Total assets	937,838	935,778
Accrued taxes and expenses	8,284	7,652
Other liabilities	16,393	15,981
Total liabilities	868,017	866,973
Retained earnings	35,774	34,389
Other accumulated comprehensive income, net of tax	4,867	5,236
Total stockholders’ equity	57,602	56,586

	Summary Income Data
	Three Months Ended		Nine Months Ended
	September 30, 2002		September 30, 2002
(Dollars in thousands,	As Previously	As	As Previously
except per share data)	Reported	Restated	Reported	Restated

Interest and fees on loans	$6,053	$6,218	$18,742	$18,670
Interest on mortgage-backed securities	5,059	4,513	14,304	13,761
Salaries and employee benefits	3,451	3,406	10,036	10,025
Other non-interest expense	2,071	2,045	5,616	5,538
Provision for income taxes	1,050	940	3,210	3,023
Net income	1,693	1,493	5,385	5,046
Net income per share:
Basic	$0.51	$0.44	$1.67	$1.55
Diluted	$0.49	$0.42	$1.60	$1.50

	Selected Cash Flow Data (a)(b)
	Nine Months Ended September 30, 2002
	As Previously	As
(Dollars in thousands)	Reported	Restated

Net income	$5,385	$5,046

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization, accretion and depreciation, net	1,607	2,122
Other, net	(3,292)	(3,638)
Net cash provided by operating activities	7,172	7,002

Cash flows from investing activities:
Proceeds from principal payments on and maturities of available for sale securities	79,146	79,316
Net cash provided (used) by Investing activities	(29,546)	(29,376)

Net increase in cash and cash equivalents	$8,044	$8,044

(a)   The previously reported amounts for net cash provided by (used in) operating activities and investing activities have been adjusted for the effect of the restatement.

(b)   As indicated, there has been no change in the net increase in cash and cash equivalents as a result of the restatement.

Part I                 Financial Information

Item 1.           Financial Statements

ABINGTON BANCORP, INC
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollar amounts in thousands)	September 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$26,964	$31,238
Short-term investments	57,174	77,878
Total cash and cash equivalents	84,138	109,116

Loans held for sale	15,055	35,629
Securities available for sale - at market value	296,484	352,339
Loans	386,372	361,434
Less: Allowance for loan losses	(4,238)	(4,212)
Loans, net	382,134	357,222

Federal Home Loan Bank stock, at cost	14,042	14,042
Banking premises and equipment, net	12,160	13,364
Goodwill	5,771	5,768
Intangible assets	4,167	4,615
Other assets	8,850	11,125
	$822,801	$903,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$656,680	$646,628
Short-term borrowings	12,489	11,006
Long-term debt	79,136	167,009
Accrued taxes and expenses	3,295	6,789
Other liabilities	2,110	1,770
Total liabilities	753,710	833,202

Company obligated mandatorily redeemable securities	12,295	12,238

Commitments and contingencies
Stockholders’ equity:
Serial preferred stock, $.10 par value, 3,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value, 12,000,000 shares authorized; 5,714,000 and 5,553,000 shares issued in 2003 and 2002, respectively	571	555
Additional paid-in capital	36,715	34,340
Retained earnings	36,153	35,106
	73,439	70,001
Treasury stock, 1,807,000 shares, at cost	(17,584)	(17,584)
Compensation plans	(225)	120
Other accumulated comprehensive income - net unrealized gain on available for sale securities, net of taxes	1,166	5,243
Total stockholders’ equity	56,796	57,780
	$822,801	$903,220

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in thousands, except per share data)	2003	2002	2003	2002
		(Restated)		(Restated)
Interest and dividend income:
Interest and fees on loans	$5,793	$6,218	$18,132	$18,670
Interest on mortgage-backed securities	3,102	4,513	10,664	13,761
Interest on bonds and obligations	233	419	971	1,553
Dividend income	108	128	455	410
Interest on short-term investments	100	49	272	299
Total interest and dividend income	9,336	11,327	30,494	34,693

Interese expense:
Interest on deposits	1,876	2,540	6,455	8,224
Interest on short-term borrowings	117	55	433	141
Interest on long-term debt	1,482	2,214	5,300	8,126
Total interest expense	3,475	4,809	12,188	16,491
			—
Net interest income	5,861	6,518	18,306	18,202
Provision for loan losses	—	100	375	75
Net interest income after provision for loan losses	5,861	6,418	17,931	18,127

Non-interest income
Customer service fees	2,806	2,143	7,804	6,283
Gain (loss) on sales of securities, net	221	(328)	919	(241)
Gain on sales of mortgage loans, net	1,886	785	5,091	2,552
Other	388	244	872	487
Total noninterest income	5,301	2,844	14,686	9,081

Non-interest expense:
Salaries and employee benefits	4,683	3,406	14,146	10,025
Occupancy and equipment expenses	1,203	1,098	3,558	2,736
Payments on Company obligated mandatorily redeemable securities	280	280	840	840
Prepayment penalty on borrowed funds	1,722	—	1,722	—
Other non-interest expense	2,757	2,045	8,517	5,538
Total non-interest expense	10,645	6,829	28,783	19,139

Income before income taxes	517	2,433	3,834	8,069
Provision for income taxes	132	940	1,520	3,023
Net income	$385	$1,493	$2,314	$5,046

Basic earnings per share	$0.10	$0.44	$0.61	$1.55
Diluted earnings per share	$0.09	$0.42	$0.58	$1.50
Dividends declared	$0.11	$0.10	$0.33	$0.30

Weighted average common shares outstanding	3,888,000	3,374,000	3,817,000	3,249,000
Weighted average dilutive options	191,000	145,000	184,000	125,000
Diluted weighted average common shares	4,079,000	3,519,000	4,001,000	3,374,000

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

(Dollar amounts in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Net Unrealized Gain or (Loss) on Available for Sale Securities	Compensation Plans	Total
Nine Months Ended September 30, 2003:
Balance at December 31, 2002	$555	$34,340	$35,106	$(17,584)	$5,243	$120	$57,780
Net income	—	—	2,314	—	—	—	2,314
Exercise of stock options	16	2,375	—	—	—	—	2,391
Unearned compensation	—	—	—	—	—	(345)	(345)
Change in unrealized gain (losses) on available for sale securities, net of tax	—	—	—	—	(4,077)	—	(4,077)
Dividends declared ($0.33 per share)	—	—	(1,267)	—	—	—	(1,267)
Balance at September 30, 2003	$571	$36,715	$36,153	$(17,584)	$1,166	$(225)	$56,796

Nine Months Ended September 30, 2002 (Restated):
Balance at December 31, 2001	$492	$23,081	$30,358	$(17,584)	$1,752	$120	$38,219
Net income	—	—	5,046	—	—	—	5,046
Issuance of stock for MAFN acquisition	51	10,368	—	—	—	—	10,419
Exercise of stock options	9	424	—	—	—	—	433
Change in unrealized gains (losses) on available for sale securities, net of tax	—	—	—	—	3,484	—	3,484
Dividends declared ($0.30 per share)	—	—	(1,015)	—	—	—	(1,015)
Balance at September 30, 2002	$552	$33,873	$34,389	$(17,584)	$5,236	$120	$56,586

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2003	2002
		(Restated)
Net income, as reported	$2,314	$5,046

Change in unrealized losses on available for sale securities, net of tax	(3,480)	3,328

Less: Reclassification adjustment for available for sale securities gains included in net income, net of tax	597	(156)

Comprehensive (loss) income	$(1,763)	$8,530

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended September 30,
(Dollar amounts in thousands)	2003	2002
		(Restated)
Cash flows from operating activities:
Net income	$2,314	$5,046

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	375	75
Amortization, accretion and depreciation, net	4,476	2,122
Net (gain) on sale of other real estate owned	—	(85)
(Gain) loss on sales of securities, net	(919)	241
Gain on sale of bank premises and equipment	(33)	—
Loans originated for sale in the secondary market	(420,483)	(162,669)
Proceeds from sales of loans	446,148	168,462
Gain on sales of mortgage loans, net	(5,091)	(2,552)
Other, net	1,824	(3,638)
Net cash provided by operating activities	28,611	7,002

Cash flows from investing activities:

Cash received from MAFN	—	4,493
Proceeds from sales of available for sale securities	142,292	18,176
Proceeds from principal payments on and maturities of available for sale securities	220,254	79,316
Purchase of available for sale securities	(314,287)	(192,572)
Loans (originated/purchased) repaid	(25,879)	62,727
Purchase of banking premises and equipment and improvements to other real estate owned	(793)	(1,731)
Proceeds from sale of banks premises and equipment	33	215
Proceeds from sales of other real estate owned	—	—
Net cash provided (used) by investing activities	21,620	(29,376)

Cash flows from financing activities:
Net increase in deposits	10,252	50,414
Net increase (decrease) in borrowings with original maturities of three months or less	1,483	(474)
Proceeds from issuance of long-term debt	10,000	35,000
Principal payments on long-term debt	(97,426)	(54,001)
Proceeds from exercise of stock options	2,094	433
Purchase of unearned ESOP stock	(345)	—
Cash dividends paid	(1,267)	(954)
Net cash (used) provided by financing activities	(75,209)	30,418
Net increase in cash and cash equivalents	24,978	8,044
Cash and cash equivalents at beginning of period	109,116	54,576
Cash and cash equivalents at end of period	$84,138	$62,620

Supplemental cash flow information:
Interest paid on deposits	$6,509	$8,183
Interest paid on borrowed funds	6,343	8,518
Income taxes paid, net	834	4,429

See accompanying notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, consisting primarily of normal recurring accruals, have been included.  Operating results for the three and nine month periods presented are not necessarily indicative of the results to be expected for the year or any other interim period.

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

The results of operations for the three and nine months ended September 30, 2002 presented herein represent the Company’s unaudited results for the periods as restated.

Following is a summary of the effect of restatement on the Company’s unaudited consolidated financial statements at or for the periods presented:

	Selected Balance Sheet Data
	At September 30, 2002
	As Previously	As
(Dollars in thousands	Reported	Restated
Securities available for sale at market value	$404,687	$403,560
Other assets	11,554	10,621
Total assets	937,838	935,778
Accrued taxes and expenses	8,284	7,652
Other liabilities	16,393	15,981
Total liabilities	868,017	866,973
Retained earnings	35,774	34,389
Other accumulated comprehensive income, net of tax	4,867	5,236
Total stockholders’ equity	57,602	56,586

	Summary Income Data
	Three Months Ended		Nine Months Ended
	September 30, 2002		September 30, 2002
(Dollars in thousands,	As Previously	As	As Previously
except per share data)	Reported	Restated	Reported	Restated

Interest and fees on loans	$6,053	$6,218	$18,742	$18,670
Interest on mortgage-backed securities	5,059	4,513	14,304	13,761
Salaries and employee benefits	3,451	3,406	10,036	10,025
Other non-interest expense	2,071	2,045	5,616	5,538
Provision for income taxes	1,050	940	3,210	3,023
Net income	1,693	1,493	5,385	5,046
Net income per share:
Basic	$0.51	$0.44	$1.67	$1.55
Diluted	$0.49	$0.42	$1.60	$1.50

	Selected Cash Flow Data (a)(b)
	Nine Months Ended September 30, 2002
	As Previously	As
(Dollars in thousands)	Reported	Restated

Net income	$5,385	$5,046

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization, accretion and depreciation, net	1,607	2,122
Other, net	(3,292)	(3,638)
Net cash provided by operating activities	7,172	7,002

Cash flows from investing activities:
Proceeds from principal payments on and maturities of available for sale securities	79,146	79,316
Net cash provided (used) by Investing activities	(29,546)	(29,376)

Net increase in cash and cash equivalents	$8,044	$8,044

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

During the third quarter of 2003, certain unresolved items from the acquisition were quantified that affected the carrying value of goodwill within the balance sheet.  Real estate acquired in the transaction, initially recorded at estimated values, was written down to appraised value as of September 13, 2002 thereby increasing the balance of goodwill.  Other adjustments were recorded related to unresolved MAFN stock based incentive plan accruals and valuations as of the acquisition date which decreased the carrying value of goodwill.  Management does not believe that the net affect of these adjustments is material as goodwill increased from a balance of $5.768 million at December 31, 2002 to $5.771 million at September 30, 2003.

D)                                   STOCK REPURCHASE PROGRAM

As of September 30, 2003, the Company had repurchased 932,600 shares of its common stock at a total cost of $13.9 million.  The stock was purchased pursuant to three separate authorizations by the Company’s Board of Directors.  The Board of Directors delegated to senior management the authority to determine the timing and pricing of the repurchases.  There remain approximately 109,000 shares approved for repurchase under the current authorization.

E)                                     EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the dilution that could occur if securities of other contracts to issue common stock were exercised or converted into common stock.  The calculation of common stock equivalents for fully diluted per share computations excludes options which have an exercise price in excess of the average closing price of the Company’s common stock for the period presented.  For the three and nine month periods ended September 30, 2003, the average closing price of the Company's common stock exceeded the exercise price of all outstanding options.  The following table shows the calculation of average common share and common share equivalents for the purposes of earnings per share calculations:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data)	2003	2002	2003	2002
		(Restated)		(Restated)

Average common shares outstanding	3,888	3,374	3,817	3,249
Weighted average dilutive options	191	145	184	125
Fully diluted weighted average shares	4,079	3,519	4,001	3,374

Net income	$385	$1,493	$2,314	$5,046

Basic earnings per share:
Net income per share	$0.10	$0.44	$0.61	$1.55

Fully diluted earnings per share:
Net income per share	$0.09	$0.42	$0.58	$1.50

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

	Community Banking	Mortgage Banking	Other	Eliminations	Total
For the three months ended September 30, 2003
Net interest income	$5,742	$115	$4	$—	$5,861
Provision for loan losses	—	—	—	—	—
Noninterest income	3,342	2,001	—	(42)	5,301
Noninterest expense	9,152	1,217	318	(42)	10,645
Net income	(29)	539	(125)	—	385
Total assets	891,211	21,607	82,547	(172,564)	822,801

For the three months ended September 30, 2002 (restated)
Net interest income	$6,436	$74	$8	$—	$6,518
Provision for loan losses	100	—	—	—	100
Noninterest income	2,060	783	—	1	2,844
Noninterest expense	5,962	587	280	—	6,829
Net income	1,510	162	(180)	1	1,493
Total assets	937,825	31,074	64,531	(97,652)	935,778

For the nine months ended September 30, 2003
Net interest income	$17,976	$320	$10	$—	$18,306
Provision for loan losses	375	—	—	—	375
Noninterest income	9,122	5,691	—	(127)	14,686
Noninterest expense	24,683	3,349	878	(127)	28,783
Net income	1,290	1,589	(565)	—	2,314
Total assets	891,211	21,607	82,547	(172,564)	822,801

For the nine months ended September 30, 2002 (restated)
Net interest income	$17,959	$223	$20	$—	$18,202
Provision for loan losses	75	—	—	—	75
Noninterest income	6,529	2,567	—	(15)	9,081
Noninterest expense	16,492	1,807	840	—	19,139
Net income	4,967	588	(509)	—	5,046
Total assets	937,825	31,074	64,531	(97,652)	935,778

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(Restated)		(Restated)
Net income	$385	$1,493	$2,314	$5,046
Add: Stock-based compensation expenses reported in net income, net of taxes	—	16	14	18
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	6	65	26	82
Proforma net income	$379	$1,444	$2,302	$4,982

Earnings per share:
Basic:
As reported	$0.10	$0.44	$0.61	$1.55
Pro forma	0.10	0.43	0.61	1.53
Diluted:
As reported	$0.09	$0.42	$0.58	$1.50
Pro forma	0.09	0.41	0.58	1.48

I)                                        LOANS AND DEPOSITS

Following is a summary of the Company’s consolidated loans and deposits as of the dates shown:

(Dollars in thousands)	September 30, 2003	December 31, 2002	September 30, 2002
			(Restated)
Loans and loans held for sale:
Residential	$229,056	$233,503	$243,432
Home equity	43,617	33,702	34,015
Commercial real estate	111,228	112,374	128,455
Other	17,526	17,484	21,262
Total loans and loans held for sale	$401,427	$397,063	$427,164

Deposits
Demand	$95,842	$90,960	$93,515
NOW	108,686	105,047	104,320
Savings and money market	282,531	260,480	262,603
Core deposits	487,059	456,487	460,438
Time	169,621	190,141	187,737
Total deposits	$656,680	$646,628	$648,175

J)        SUBSEQUENT EVENT

On October 21, 2003, the Company and Seacoast Financial Services Corporation (SCFS), New Bedford, Massachusetts, jointly announced the execution of a definitive agreement whereby SCFS will acquire the Company.  Each share of Company common stock will be exchanged for either $34 per share in cash, or 1.4468 shares of SCFS common stock, subject to certain election and allocation procedures intended to ensure that 75% of the Company’s common shares will be exchanged for SCFS common stock and 25% for cash.  The transaction is expected  to be completed during the second quarter of 2004, or sooner, subject to the approval of Company shareholders and regulators of both companies.

K)      ACCOUNTING PRONOUNCEMENT

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 became effective during the third quarter of 2003 and required that an issuer classify financial instruments, such as the Company’s manditorily redeemable securities, as a liability and the related payments thereon as interest expense.  On November 7, 2003, the FASB issued Staff Position 150-3 which deferred the application of several provisions of SFAS No. 150.  Staff Position 150-3 notes FASB Board plans to reconsider implementation issues and, perhaps, classification or measurement guidance of SFAS No. 150 during the deferral period.  On October 23, 2003, the Company reported its operating results for the three and nine month periods ended September 30, 2003 under the earlier provisions of SFAS No. 150.  The accompanying financial statements have been presented consistent with prior periods, reflecting a deferral of the provisions of SFAS No. 150 pursuant to the guidance contained in Staff Position 150-3.  There is no affect on net income in any of the periods presented as a result of the application or deferral of SFAS No. 150.

Item 2.      Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operation.

The following discussion should be read in conjunction with the financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission.  The discussion contains certain forward-looking information regarding the future performance of the Company.  All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking information.  Please refer to “Cautionary Statement Regarding Forward-Looking Information” located on page 1 of this form 10-Q for a further discussion.

RECENT DEVELOPMENTS

On October 21, 2003, Abington Bancorp, Inc. and Seacoast Financial Services Corporation (SCFS), New Bedford, Massachusetts, jointly announced the execution of a definitive agreement whereby SCFS will acquire Abington Bancorp, Inc.  Each share of Abington common stock will be exchanged for either $34 per share in cash, or 1.4468 shares of SCFS common stock, subject to certain election and allocation procedures intended to ensure that 75% of Abington’s shares will be exchanged for SCFS common stock and 25% for cash.  The transaction is expected to be completed during the second quarter of 2004, or sooner, subject to the approval of Abington’s shareholders and regulators of both companies.

During the quarter ended September 30, 2003, the Company announced a balance sheet restructuring program to improve earnings, strengthen capital ratios and reduce interest rate and price risk.  The program was completed by quarter end and included the sale of $75 million of higher risk and $22 million of smaller denomination mortgage-backed securities.  Proceeds from these sales were used to reduce approximately $72 million of longer-term, higher-cost Federal Home Loan Bank (FHLB) borrowings.  In connection with this program, the Company recorded approximately $1.72 million in charges related to the prepayment of the FHLB borrowings.  The Company repaid an additional $46 million of short-term FHLB debt during the quarter and sold an additional $12 million of mortgage-backed securities.  All of these activities affected the Company's net income for the three and nine month periods of 2003, in comparison to prior periods.

Based on the findings of an internal accounting review initiated by the Company during the first quarter of 2003, the Company announced that it would revise its previously released 2002 financial results and would restate its previously issued 2001 financial statements.  The revisions and restatement were necessary to correct accounting errors related to the amortization/accretion of premiums/discounts on mortgage-backed investment securities due to the acceleration of prepayments, errors in recording payments received on various investment securities, interest income on mortgage loans and certain adjustments related to accruals for income and expense.  See “EXPLANATORY NOTE” preceding Part I of this Quarterly Report on Form 10-Q and Part I, Item 4 — “Controls and Procedures.”

During the internal accounting review, the Company identified a number of accounting errors recorded by the company’s former controller, including underlying prepayment assumptions used in the calculation of interest income in 2002 that did not adequately reflect the actual prepayment rates received on a portion of its mortgage-backed securities (MBS) portfolio, and that certain payments received on a portion of its MBS portfolio were not properly applied.  It was further determined, based upon the results of the preliminary review, that it would be necessary to revise the Company’s previously announced financial results for 2002 and restate the Company’s financial statements for 2001.  The Company engaged its independent auditor, PricewaterhouseCoopers LLP, which replaced Arthur Andersen LLP in mid-2002, to undertake a re-audit of the year 2001.  As a result of these revisions, the financial statements and notes thereto contained in this quarterly report on Form 10-Q as of and for the three and nine months ended September 30, 2002, have been revised.  In addition, certain 2002 financial information contained in this discussion and analysis of financial condition and results of operation has been changed where appropriate.

In April 2003, shortly after the Company announced its intention to restate its financial statements, it was informed by the staff of the United States Securities and Exchange Commission (“SEC”) that the SEC was conducting an informal inquiry with respect to certain of the matters reflected in the announcement.  Additional information was requested by the SEC during the quarter ended September 30, 2003 and the Company has cooperated fully with that request.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 became effective during the third quarter of 2003 and required that an issuer classify financial instruments, such as the Company’s manditorily redeemable securities, as a liability and the related payments thereon as interest expense.  On November 7, 2003, the FASB issued Staff Position 150-3 which deferred the application of several provisions of SFAS No. 150.  Staff Position 150-3 notes FASB Board plans to reconsider implementation issues and, perhaps, classification or measurement guidance of SFAS No. 150 during the deferral period.  On October 23, 2003, the Company reported its operating results for the three and nine month periods ended September 30, 2003 under the earlier provisions of SFAS No. 150.  The accompanying financial statements have been presented consistent with prior periods, reflecting a deferral of the provisions of SFAS No. 150 pursuant to the guidance contained in Staff Position 150-3.  There is no affect on net income in any of the periods presented as a result of the application or deferral of SFAS No. 150.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  FIN 46 addresses the manner in which a company consolidates its interests in variable interest entities.  As written, FIN 46 would de-consolidate the Trust that holds parent company debt and move the debt directly to the parent company balance sheet, thereby removing the minority interest line item that represents preferred shares in the trust.  When issued, these securities qualified for Tier 1 capital treatment by the Federal Reserve.  On July 2, 2003, the Federal Reserve issued interim guidance that continues to recognize trust preferred securities as a component of Tier 1 capital.  It is possible that changes prescribed by FIN 46 may result in these securities qualifying as Tier 2 capital rather than Tier 1 capital.  In October 2003, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired before February 1, 2003.  This deferral is to allow time for certain implementation issues to be addressed through the issuance of potential modification to the Interpretation.  The deferral revised the effective date for consolidation of these entities to the period ended December 31, 2003.  Based on the current rules, the Company does not believe the implementation of the Interpretation will have a material impact on the Company’s financial position or results of operations.

OVERVIEW

Net income for the quarter was $385 thousand, or $0.09 per diluted share, somewhat better than the projected break-even quarter announced on September 4, 2003 due to higher than anticipated securities gains, lower penalties associated with debt prepayment and other miscellaneous income received during the quarter.  These results compare with the restated $1.5 million, or $0.42 per diluted share, earned in the same period of 2002.

Results for the 2003 periods include the operations of the former Massachusetts Fincorp, Inc. (MAFN), acquired by Abington Bancorp, Inc. in September of 2002 under the purchase method of accounting.  Under this method, the results of MAFN are excluded from the Company’s balance sheet and operating results through the date of acquisition, September 13, 2002.

Net income for the 2002 periods has been restated to reflect a number of previously announced accounting adjustments, primarily related to the Company’s investment portfolio.  See “EXPLANATORY NOTE” preceding Part I of this Quarterly Report on Form 10-Q for a discussion of these adjustments.

Net interest income for the quarter ended September 30, 2003 decreased by $657 thousand, or 10.1%, compared to the third quarter of 2002.  This resulted from a combination of additional volumes of average earning assets and interest bearing liabilities and lower net interest margins throughout 2003.  No provision for loan losses was recorded during the third quarter of 2003 as asset quality and loan growth remained stable.  Net charge-offs for the quarter were limited to $26 thousand.  A $100 thousand provision for loan losses was recorded during the third quarter of 2002.  Non-interest income improved by $2.46 million quarter over the third quarter of 2002.  This was due to a growth in income earned from fee-based services and products and the addition of the MAFN customer base.  Gains from the sale of loans increased by $1.1 million over the prior year quarter and represented nearly one-half of the non-interest income increase.  Also included in non-interest income for the third quarter of 2003 are realized securities gains of $221 thousand compared with realized securities losses of $328 thousand recorded during the quarter ended September 30, 2002.   Non-interest expense increased by $3.82 million, or 55.9%, over the third quarter of 2002.  Increases in personnel costs, occupancy and data processing expense all reflect the addition of branches and processing volumes acquired in the MAFN acquisition and increased commissions related to higher volumes of mortgage-banking activity which contributed to the corresponding increase in gains on sales of loans.  Also included in the third quarter of 2003 are $1.72 million in charges incurred with the prepayment of FHLB borrowings.

FINANCIAL CONDITION

Total assets at quarter end were $822.8 million, a decrease of approximately $80.4 million, or 8.9%, from the $903.2 million reported at December 31, 2002.  This reflects a decrease in available-for-sale securities of $55.9 million and a $24.9 increase in portfolio loans.  The loan growth includes activity within the commercial real estate portfolio, an increase in home equity loans and a combination of purchased residential mortgage loan pools from third parties coupled with the retention of selected residential real estate loans originated by the Company’s indirect subsidiary, Old Colony Mortgage Corporation (OCM).  Loans held for sale, originated by OCM, were $15.1 million at September 30, 2003 compared with $35.6 million at December 31, 2002.  Short-term investments and funds sold decreased by $20.7 million.  The $55.9 million decrease in investment securities resulted from a combination of cash flow provided by maturities, scheduled and accelerated prepayment activity and portfolio sales, net of purchases during the period.

Total deposits at quarter end increased by $10.1 million, or 1.6%, to $656.7 million from the 646.6 million reported at December 31, 2002.  Certificates of deposit declined by $20.5 million from year-end to $169.6 million at September 30, 2003 as maturing higher-rate certificates migrated either out of the Company or from the time deposit category to more liquid money-market accounts.  Transaction accounts (primarily demand deposits and NOW accounts) increased by $8.5 million from year-end.  Savings and money market accounts grew by $88.1 million since year-end 2002.

Short-term borrowings totaled $12.5 million at quarter-end compared to $11.0 million at December 31, 2002.  Short-term borrowings of $46 million outstanding at the beginning of the 2003 third quarter were fully repaid by quarter end.  Longer-term FHLB borrowings of $167.0 million at year end 2002, and $150.9 million at June 30, 2003, were reduced to $79.1 million at September 30, 2003.

Stockholders’ equity was $56.8 million at September 30, 2003, as compared with $57.8 million at December 31, 2002.  The change in stockholders’ equity results from a combination of retained earnings and cash received from the exercise of stock options, reduced by dividends declared and a net decrease in net unrealized gains on available-for-sale securities, net of taxes.

The return on average equity and average assets was 2.67 percent and 0.17 percent, respectively, for the quarter ended September 30, 2003 compared with 12.00 percent and 0.71 percent, respectively, for the comparable restated 2002 quarter.

NET INTEREST INCOME

Net interest income is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily interest bearing deposits and borrowings).  Net interest income is influenced by the mix and volume of earning assets and interest bearing liabilities, changes in interest rates and the interest rate spread.  Additional factors affecting net interest income in a lower rate environment are accelerated prepayments on higher yielding investment securities and loans, which increases the amount of any related premium amortization, and the reinvestment of related cash flow at lower available yields.

Net interest income decreased by $657 thousand for the three months ended September 30, 2003 over the comparable period of 2002.

Interest and dividend income decreased by $2.0 million during the three month period ended September 30, 2003 compared to the third quarter of 2002.  While average earning assets were higher during the 2003 quarter, interest and dividend income decreased due to lower available earning asset yields.  The yield on earning assets decreased to 4.39% for the third quarter of 2003 compared with 5.94% for the 2002 period.

Interest expense for quarter ended September 30, 2003 decreased by $1.3 million compared to the third quarter of 2002, generally due to lower rates paid on deposits and borrowed funds, and a reduction in outstanding borrowings.  The decrease in interest expense also reflects a shift in mix as higher cost term certificates declined while balances in lower cost money market and savings accounts increased.  Deposit liabilities at September 30, 2003 were $8.5 million higher than comparable prior year quarter and have grown by $10.1 million since year-end 2002.  Transaction accounts (demand and NOW accounts) grew by approximately $6.7 million over the prior year quarter while non-transaction accounts (savings, money market and time accounts) increased by $1.8 million, with declines in time certificates more than offset by growth in money market and savings accounts.  Rates paid on borrowed funds also declined during the current quarter as maturties were rolled-over at lower shorter-term rates.

The table below presents the components of interest income and interest expense for the major categories of assets and liabilities for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2003	2002	2003	2002
Interest and dividend income:
Interest and fees on loans	$5,793	$6,218	$18,132	$18,670
Interest on mortgage-backed investments	3,102	4,513	10,664	13,671
Interest and dividends on bonds and other obligations	233	419	971	1,533
Interest on short-term investments	208	177	727	709
Total interest and dividend income	$9,336	$11,327	$30,494	$34,693

Interest expense:
Interest on deposits	$1,876	$2,540	$6,455	$8,224
Interest on short-term borrowings	50	55	433	141
Interest on long-term borrowings	1,549	2,214	5,300	8,126
Total interest expense	$3,475	$4,809	$12,188	$16,491

A breakdown of the components of the Company’s interest rate spread and net interest margin is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Average yield earned on:
Loans	5.77%	7.00%	6.26%	7.01%
Mortgage-backed investments	4.01	5.39	3.93	6.03
Bonds and obligations	2.63	3.71	2.94	4.33
Short-term investments	0.45	1.59	0.58	1.85
Equity securities	2.98	3.36	4.23	3.55
Average yield on interest-earning assets	4.39%	5.94%	4.68%	6.22%

Average rate paid on:
Total deposits	1.13%	1.79%	1.33%	2.08%
Short-term borrowings	0.99	1.81	1.68	1.99
Long-term debt	4.64	4.97	4.61	5.38
Average rate paid on deposits and borrowings	1.70%	2.54%	1.95%	2.98%

Interest rate spread	2.69%	3.40%	2.73%	3.24%

Net interest margin	2.76%	3.42%	2.81%	3.26%

Rate/Volume Analysis

The following table presents, for the periods indicated, the change in interest income and the change in interest expense attributable to the change in interest rates and the change in the volume of earning assets and interest bearing liabilities.  The change attributable to both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30,
	2003 versus 2002
	Increase (decrease)
	Due to	Due to
(Dollars in thousands)	Volume	Rate	Total
Interest and dividend income:
Loans	$747	$(1,172)	$(425)
Mortgage-backed securities	(324)	(1,087)	(1,411)
Bonds and obligations	(79)	(107)	(186)
Short-term and other investments	103	(72)	31
Total interest and dividend income	447	(2,438)	(1,991)

Interest expense:
Total deposits	307	(971)	(664)
Short-term borrowings	27	(32)	(5)
Long-term debt	(526)	(139)	(665)
Total interest expense	(192)	(1,142)	(1,334)

Net interest income	$639	$(1,296)	$(657)

	Nine Months Ended September 30,
	2003 versus 2002
	Increase (decrease)
	Due to	Due to
Dollars in thousands	Volume	Rate	Total
Interest and dividend income:	$	$	$
Loans	1,565	(2,103)	(538)
Mortgage-backed securities	2,288	(5,385)	(3,097)
Bonds and obligations	(116)	(466)	(582)
Short-term and other investments	254	(236)	18
Total interest and dividend income	3,990	(8,189)	(4,199)

Interest expense:
Total deposits	1,313	(3,082)	(1,769)
Short-term borrowings	317	(25)	292
Long-term debt	(1,764)	(1,061)	(2,825)
Total interest expense	(134)	(4,168)	(4,302)

Net interest income	$4,124	$(4,021)	$103

PROVISION FOR LOAN LOSSES

The provision for loan losses and the level of the allowance are evaluated regularly by management and the Board of Directors.  The provisions result from the Company’s internal loan review, historical loan loss experience, trends in delinquent and non-accrual loans, known and inherent risks in the nature and volume of the portfolio, adverse situations which may affect the borrower’s ability to repay, collateral values, an estimate of potential loss exposure on significant credits, concentrations of credit and economic conditions based on facts then known.

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

The Company recorded no provision for loan losses in the third quarter of 2003 and a $100 thousand provision in the third quarter of 2002.  The provision for the respective periods are generally attributable to the asset quality factors discussed above and methodologies that management uses to measure and evaluate the adequacy of the allowance, which include delinquency rates, charge-offs, and problem or watched assets.  Net charge-offs of $26 thousand were recorded during the current quarter.  See “Credit Quality and Allowance for Loan Losses” for additional discussion of credit quality.

NON-INTEREST INCOME

Non-interest income increased $2.5 million or 86.4% for the three months ended September 30, 2003 over the third quarter of 2002.  Customer service fees, consisting of deposit service charges, ATM and debit card fees increased by $663 thousand in the third quarter of 2003 over 2002.  Income from the sale of mutual funds and annuities remained sluggish under the prevailing rate environment and market conditions.  Gains on sales of mortgage loans increased by $1.1 million in the quarter ended September 30, 2003 over 2002 due to continued high volumes of residential mortgage refinancing activity in the Company’s mortgage-banking subsidiary.  Realized securities gains of $221 thousand were recorded during the quarter compared with realized losses of $328 thousand during the third quarter of 2002.

NON-INTEREST EXPENSE

Non-interest expense for the quarter ended September 30, 2003 increased by $3.8 million, or 55.8%, over the comparable 2002 quarter.  Salaries and employee benefits increased by $1.3 million, or 37.5%.  This resulted from the addition of branch and operations personnel in connection with the MAFN acquisition in September of 2002 and a continuation of higher commissions paid to loan originators and other mortgage subsidiary incentives throughout 2003 directly related to increased volumes.  Occupancy and equipment costs rose by $105 thousand, or 9.6%, over the prior year quarter and included overhead associated with the MAFN branches and costs incurred in the operation of the Company’s corporate headquarters, first occupied in late 2002.  All other non-interest expense in the 2003 quarter, excluding fees related to the prepayment of FHLB debt, increased by $712, or 34.8%, over the prior year quarter and included general and administrative costs associated with the MAFN branches, additional volume related data processing fees and increased marketing and advertising costs.  Prepayment fees associated with FHLB borrowings paid off during the 2003 quarter were $1.72 million.

PROVISION FOR INCOME TAXES

The Company’s effective income tax rate for the quarter ended September 30, 2003 was 25.5% compared to 38.6% for the quarter ended September 30, 2002.  The effective tax rate assumes a federal statutory rate of 34% combined with a variable state tax rate for the bank and nonbank subsidiaries, net of federal benefit.  Pre-tax operating profits and losses of the Company, the bank and certain nonbank subsidiaries are taxed at different rates for state tax purposes that can affect the consolidated income tax provision, subject to the proportionate contribution of pre-tax profits or losses contributed by individual entities.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

GENERAL.  Net income for the nine months ended September 30, 2003 was $2.3 million, or $0.58 per diluted share, compared with restated net income of $5.0 million, or $1.50 per diluted share, in the corresponding period of 2002, a net decrease of $2.7 million, or 54.1%, in net income and 61.3% in diluted earnings per share.  The Company’s interest income was adversely affected by the maturity and re-pricing of higher yielding earning assets, accelerated prepayment on loans and investment securities and accelerated premium amortization of investment portfolio premiums throughout the first nine months of 2003.  Non-interest income increased by $5.6 million over the prior year reflecting growth in deposit service charges and increased gains on both loan and investment sales.  Non-interest expense, however, increased by $9.6 million and included costs associated with additional volumes and account activity related to the September 2002 acquisition of MAFN; increased volumes, commissions and professional fees incurred in connection with mortgage banking activities; volume related data processing costs; increased expenditures for marketing and advertising, and costs associated with the 2002 financial statement revision and re-audit of 2001 financial statements completed during the second quarter of 2003.  Also included in non-interest expense for the nine months ended September 30, 2003 are $1.7 million in fees associated with the prepayment of approximately $72 million of Federal Home Loan Bank borrowings.

INTEREST AND DIVIDEND INCOME.  Interest and dividend income decreased by $4.2 million, or 12.1% during the nine month period ended September 30, 2003 as compared to the same period of 2002.  The decrease was attributable to decreases in the yield on earning assets, partially offset by increases in the average balance of earning assets.  Average earning assets for the nine month period ended September 30, 2003 were approximately $872 million as compared with $746 million for the same period of 2002, an overall increase of $126 million, or 16.8%.

The increase in earning assets was driven by increases in the average balance of mortgage-backed securities, short-term investments and loans, especially during the first quarter of 2003 where investments in mortgage-backed securities increased by approximately $156 million from year end 2002.  Average mortgage-backed securities and short-term investments were $362.7 million and $62.9 million, respectively, for the nine months ended September 30, 2003 compared with $304.9 million and $21.6 million, respectively, for the same period of 2002.  These balance, when combined , increased by $99.1 million, or 30.4%.  The yield on mortgage-backed and short-term investments decreased to 3.93% and 0.58%, respectively, in the first nine months of 2003 compared with yields of 6.03% and 1.85%, respectively, for the comparable 2002 period.  The decrease in yields was primarily due to the lower prevailing rate environment throughout 2003 coupled with accelerated premium amortization necessary to reflect higher prepayment activity.

The average balance of loans increased to $387.4 million for the nine months ended September 30, 2003 from $356.0 million for the same period of 2002, an increase of $31.4 million, or 8.8%.  These balances increased due to internal growth and purchased loans in the residential mortgage portfolio plus growth in commercial real estate and home equity loans throughout the year.  The yield on loans decreased to 6.26% for the first nine months of 2003 compared with 7.01% for the same period of 2002.  This was generally due to the lower rate environment existing throughout 2003 which impacted new loan originations, payoffs and increased levels of residential mortgage refinancings at lower rates.

INTEREST EXPENSE.  Interest expense for the nine months ended September 30, 2003 decreased $4.3 million, or 26.1%, compared to the same period of 2002, generally due to decreases in rates paid on deposits and borrowed funds and a more favorable deposit mix.  The average balances of core deposits (demand, NOW and savings) rose to $466.8 million over the first nine months of 2003 as compared to $367.6 million throughout the first nine months of 2002, an increase of $99.2 million, or 27.0%.  Average total deposits for the 2003 nine month period were $648.3 million, an increase of $119.7 million, or 22.7% over the $528.5 million balance of total deposits throughout the first nine months of 2002.  This was due to the Company’s continued success in attracting core deposits and a shift in time deposits to money marked and savings deposits.  Time deposits increased $20.5 million in the nine month period ended September 30, 2003 over 2002.  All deposit growth herein includes  the deposits acquired in the September 2002 MAFN acquisition which added approximately $100 million to the deposit base.  The Company will continue to closely manage its cost of deposits by continuing to seek new deposit relationships and maintaining or expanding existing deposit relationships at competitive rates.  The average balance of borrowed funds declined throughout the 2003 period in relation to 2002.  Longer-term borrowings declined from $202.0 million in 2002 to $153.8 million in 2003 as maturing debt was rolled-over as lower cost short-term borrowings.  During the latter part of the third quarter of 2003, both short-term and long-term borrowings were substantially reduced.

The average rate paid on total deposits and borrowed funds was 1.95% for the nine months ended September 30, 2003, compared with 2.98% for the same period of 2002.  The average rate paid on total deposits was 1.33% for the 2003 nine-month period compared with 2.08% throughout 2002.  The average cost of borrowed funds decreased to 4.07% for the first nine months of 2003 from the 5.23% paid during 2002.  The decrease in rates paid on deposits and borrowed funds are due to the prevailing lower interest rate environment throughout the period coupled with changes in the mix of interest bearing liabilities.

NON-INTEREST INCOME.  Total non-interest income increased $5.6 million, or 61.7%, in the first nine months of 2003 in comparison to the same period of 2002.  Customer service fees increased $1.5 million, or 24.2%, to $7.8 million for the nine months ended September 30, 2003 from the $6.3 million reported in 2002.  The increase was due to an increase in deposit accounts, changes in fee schedules, continued success in cross selling customers and debit card activity.  Gains on sales of mortgage loans were $5.1 million for the first nine months of 2003, up $2.5 million over the comparable period of 2002.  This was due to a more favorable market for loan originations and refinancings during the 2003 period as compared to 2002.  Realized securities gains were $919 thousand during the first nine months of 2003 compared with realized securities losses of $241 thousand throughout the comparable 2002 period.  Other non-interest income increased by $385 thousand over the prior year, primarily due to a $225 thousand insurance company distribution received during the 2003 third quarter and approximately $240 thousand of miscellaneous recoveries recorded during the second quarter of 2003.

NON-INTEREST EXPENSE.  Non-interest expense for the nine months ended September 30, 2003 increased $9.6 million, or 50.4%, over the same period of 2002.  Salaries and employee benefits increased by $4.1, or 41.1%.  This increase was a direct result of higher commissions paid to loan originators and other mortgage-banking incentives, the addition of personnel retained in the MAFN acquisition and general merit increases for continuing employees over the prior year.  Occupancy expenses increased by $822 thousand, or 30.0% over 2002.  This increase included branch additions from the MAFN acquisition and costs associated with the relocation of the Company’s headquarters in the third quarter of 2002.  Other non-interest expense increased by $3.0, or 53.8%, to $8.5 million over the $5.5 million reported in 2002.  These increases include acquisition related costs, volume related data processing costs, increased marketing and advertising expense, and legal, accounting and other professional fees associated with the revision of 2002 and re-audit of 2001 financial statements.  Also included as a component of non-interest expense is the third quarter charge of $1.7 million for fees related to the prepayment of $72 million of Federal Home Loan Bank borrowings.

PROVISION FOR LOAN LOSSES.  The provision for loan losses for the nine months ended September 30, 2003 was $375 thousand compared with a $75 thousand provision during 2002.  The 2003 provision is primarily related to the write-down of a single credit in the amount of $288 thousand during the second quarter coupled with loan growth and reserve allocations under the Company’s reserve adequacy evaluation system.  The 2002 provision is attributable to asset quality factors and methodologies that management uses to measure and evaluate the adequacy of the loan loss reserve.  See “Credit Quality and Allowance for Loan Losses” for an additional discussion of credit quality statistics and trends.  The level of loan loss reserves was 1.10% of period end loans at September 30, 2003 and 1.17% of total loans at December 31, 2002.

PROVISION FOR INCOME TAXES.  The Company’s effective income tax rate for the nine months ended September 30, 2003 was 39.6% compared to 37.4% for the comparable quarter of 2002.  The effective tax rate assumes a federal statutory rate of 34% combined with a variable state tax rate for the bank and nonbank subsidiaries, net of federal benefit.  Pre-tax operating profits and losses of the Company, the bank and certain nonbank subsidiaries are taxed at different rates for state tax purposes that can affect the consolidated income tax provision, subject to the proportionate contribution of pre-tax profits or losses contributed by each individual entity.

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

Non-performing assets were $2.3 million at September 30, 2003, compared with $2.0 million at December 31, 2002, an increase of $226 thousand.  The Company’s percentage of delinquent loans to total loans was 0.67% at September 30, 2003 and 1.13% at December 31, 2002.  The following table presents a number of credit quality trends:

(Dollars in thousands)	September 30, 2003	December 31, 2002	September 30, 2002
Non-performing loans	$2,257	$2,031	$4,029
Allowance for loan losses to non-performing loans	187.8%	207.4%	154.4%
Non-performing assets to total assets	0.27%	0.22%	0.43%
Allowance for loan losses to total loans	1.10%	1.17%	1.46%

Non-performing loans are primarily comprised of loans that are more than 90 days past due and still accruing interest and non-accrual loans.  Non-performing assets are comprised of non-performing loans and Other Real Estate Owned (OREO) acquired as a result of foreclosure.

The Company maintains its allowance for loan losses to absorb probable credit losses within the existing portfolio.  The reserve is increased when a loan loss provision is recorded in the income statement.  When a loan, or portion thereof, is considered uncollectible, it is charged against the allowance.  Recoveries on amounts previously charged-off are credited to income or to the allowance when collected, as appropriate.  Following is an analysis of the allowance for possible loan losses for the three and nine month periods ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2003	2002	2003	2002
Balance at beginning of period	$4,264	$5,403	$4,212	$5,482
Charge-offs	67	47	485	176
Recoveries on loans previously charged-off	41	27	136	102
Net charge-offs	26	20	349	74
Provision (credit) for possible loan losses	—	100	375	75
Reserves acquired from MAFN	—	739	—	739
Balance at end of period	$4,238	$6,222	$4,238	$6,222

No portion of the allowance is restricted to any loan or group of loans, and the entire reserve is available to absorb future realized losses.  The amount and timing of realized losses and future reserve allocations may vary from current estimates.  An allocation of the allowance for loan losses to each category of loans is presented below.

(Dollars in thousands)	September 30, 2003	December 31, 2002	September 30, 2002
Residential real estate	$847	$804	$865
Commercial real estate	2,233	2,008	1,931
Construction	260	299	423
Other commercial	175	229	2,426
Consumer	283	356	248
Non-specific	440	516	329
Total allowance for loan losses	$4,238	$4,212	6,222

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

The Company’s limits on interest rate risk specify that if interest rates were to increase or decrease by 200 basis points over a 12 month period, estimated net interest income for the next 12 months should decline by less than 10%. Given the low interest rate environment at September 30, 2003, the Company assumed a 100 basis point decline in interest rates rather than the normal 200 basis points.

The following table reflects the Company’s estimated exposure, as a percentage of estimated net interest income for the next 12 months, based upon the Company’s current methodology:

Rate Change (Basis Points)	Estimated Exposure as a % of Net Interest Income
+200	2.77
-100	1.49

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

Management desires to expand its interest earning asset base in future periods primarily through growth in the Company’s loan portfolio.  The Company intends to continue to be competitive in the residential mortgage market but plans to place greater emphasis on the origination of home equity and commercial loans.  During the first nine months of 2003, the Company acquired approximately $48.2 million of residential first mortgages, which are serviced by others.

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

During the first nine months of 2003, the Company continued to experience high levels of prepayment activity in its mortgage-related assets (residential mortgages and mortgage-backed securities) which comprise approximately 36.0% of the Company’s balance sheet as of September 30, 2003.  Prepayment speeds were slower during the third quarter of 2003 which reduced premium amortization. Securities purchased during the quarter were priced at a discount resulting in discount accretion.

The volume of liquid assets and the mix of its investments may vary, depending upon management’s judgment as to market trends, the quality of specific investment opportunities and the relative attractiveness of their maturities and yields.  Management continues to aggressively promote the Company’s core deposit products, particularly checking and NOW accounts.  The success of this promotion has favorably impacted the overall deposit growth to date and has helped the Company to increase its customer base.  However, given the historically low long-term interest rates, the Company and many of its peers continue to see a decline in time deposits as customers reflect their desire to remain liquid under current market conditions.  Management will continue to evaluate future funding strategies and alternatives and to continue its focus on attracting core, retail deposit relationships.

The Company is a voluntary member of the Federal Home Loan Bank of Boston (“FHLBB”).  The available borrowing capacity from the FHLBB affords options to the Company in managing its asset/liability growth, since it may be advantageous to borrow money from the FHLBB than to raise money through non-core deposits (i.e. certificates of deposit).  FHLBB Borrowed funds at September 30, 2003 totaled $79.1 million compared to $167.0 million at December 31, 2002.  These borrowings have primarily funded residential loan originations and purchases as well as mortgage-backed investments and investment securities.

In June, 1998, the Company issued, through Abington Bancorp Capital Trust (the “Trust”), 1,265,000 shares of 8.25% trust preferred securities, $10 per share liquidation value, due June 2029, but callable by the Company after June, 2003, if certain conditions are met.  The ability to apply Tier 1 capital treatment, up to 25% of such capital, as well as the deductibility of interest on the subordinated debentures for tax purposes, provided the Company with a cost effective way to raise funds and supplement regulatory capital. Recent accounting interpretations (FIN 46) may change the reporting requirements for these securities affecting the current Tier 1 capital treatment by the Federal Reserve.  Following the issuance of FIN 46, on July 2, 2003, the Federal Reserve issued interim guidance that continues to recognize trust preferred securities as a component of Tier 1 capital.  It is possible that the changes prescribed in FIN 46 may result in these securities qualifying as Tier 2 capital rather than Tier 1 capital.  Under such circumstances, the Company would continue to exceed all regulatory capital requirements and the Bank would remain “well capitalized.”

The following table sets forth maturity and repricing information relating to interest sensitive assets and liabilities at September 30, 2003. The balance of such accounts has been allocated among the various periods based upon the terms and repricing intervals of the particular assets and liabilities. For example, fixed rate residential mortgage loans and mortgage-backed securities, regardless of “available for sale” classification, are shown in the table in the time periods corresponding to projected principal amortization computed based on their respective weighted average maturities and weighted average rates using prepayment data available from the secondary mortgage market.

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

While this table presents a cumulative negative gap position in the six month to five year horizon, the Company considers its earning assets to be more sensitive to interest rate movements than its liabilities. In general, with the exception of certain fixed rate loans and investments, assets are tied to increases that are immediately impacted by interest rate movements while deposit rates are generally driven by market area and demand which tend to be less sensitive to general interest rate changes. In addition, other savings accounts and money market accounts are substantially stable core deposits, although subject to rate changes. A substantial core balance in these types of accounts is anticipated to be maintained over time.

At September 30, 2003

Repricing/Maturity Interval

	0-6 MOS	6-12 MOS	1-2 YRS	2-3 YRS	3-5 YRS	5 YRS	Total

Assets subject to interest rate adjustments:

Short Term Investments	$57,174	$—	$—	$—	$—	$—	$57,174

Bonds & obligations	—	—	18,324	10,038	—	2,253	30,615

Mortgage-backed investments	—	—	—	—	—	263,483	263,483

Mortgage loans subject to rate review	56,236	20,069	15,545	15,863	69,058	22,428	199,199

Fixed rate mortgage loans	21,237	8,767	10,546	17,431	24,999	99,485	182,465

Commercial & Other	8,602	1,289	2,011	1,209	1,557	5,095	19,763

Total	$143,249	$30,125	$46,426	$44,541	$95,614	$392,744	$752,699

Liabilities subject to interest rate adjustments:
Money Market deposit accounts	$94,723	$—	$—	$—	$—	$—	$94,723

Savings deposits-term certificates	61,174	46,730	36,359	11,060	14,298	—	169,621

Other savings accounts	392,336	—	—	—	—	—	392,336

Borrowed funds	12,489	—	5,000	5,000		69,136	91,625

Total	$560,722	$46,730	$41,359	$16,060	$14,298	$69,136	$748,305

Guaranteed preferred beneficial interest in junior subordinated debentures	$—	$—	$—	$—	$—	$12,650	$12,650

Excess (deficiency) of rate sensitive assets over rate sensitive liabilities	(417,473)	(16,605)	5,067	28,481	81,316	310,958	(8,256)

Cumulative excess (deficiency) of rate sensitive assets over rate sensitiveliabilities	(417,473)	(434,078)	(429,011)	(400,530)	(319,214)	(8,256)	—

Rate sensitive assets as a percentage of rate sensitive liabilities (cumulative)	25.5%	28.5%	33.9%	39.8%	53.0%	98.9%

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

At September 30, 2003, the Company had outstanding commitments to originate and sell residential mortgage loans in the secondary market amounting to 46.5 million.  The Company also has outstanding commitments to grant advances under existing home equity lines of credit amounting to 30.4 million.  Unadvanced commitments under outstanding commercial and construction loans totaled 6.7 million as September 30, 2003. The Company believes it has adequate sources of liquidity to fund these commitments.

The Company’s total stockholders’ equity was 56.8 million or 6.9% of total assets at September 30, 2003, compared with $57.8 million or 6.4% of total assets at December 31, 2002.  The change results from a combination of net income and stock option exercises, net of unearned compensation related to the Company's Employee Stock Ownership Plan and a decrease in the market value of investment securities, net of tax.

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

As previously noted, the Company issued $12,650,000 or 8.25% Trust Preferred Securities in June 1998.  Under current regulatory guidelines, trust preferred securities are allowed to represent up to approximately 25% of the Company’s Tier 1 capital with any excess amounts available as Tier 2 capital. As of September 30, 2003, all of these securities were included in Tier 1 capital.

At September 30, 2003, the Company had a Tier 1 risk-based capital ratio of 14.75% and a total risk-based capital ratio of 15.82%.  The Bank had a Tier 1 risk-based capital ratio of 13.62% and a total risk-based capital ratio of 14.64%.  Also, at September 30, 2003, the Company and the Bank had Tier 1 leverage capital ratios of 6.17% and 6.43%, respectively.  Management believes that, as of September 30, 2003, the Company and the Bank meet all of their respective capital adequacy requirements.

CRITICAL ACCOUNTING POLICIES

We considered the disclosure requirements of FR-60 regarding Critical Accounting Policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that nothing has materially changed during the quarter that would warrant further disclosure under these releases.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 became effective during the third quarter of 2003 and required that an issuer classify financial instruments, such as the Company’s manditorily redeemable securities, as a liability and the related payments thereon as interest expense.  On November 7, 2003, the FASB issued Staff Position 150-3 which deferred the application of several provisions of SFAS No. 150.  Staff Position 150-3 notes Board plans to reconsider implementation issues and, perhaps, classification or measurement guidance of SFAS No. 150 during the deferral period.  On October 23, 2003, the Company reported its operating results for the three and nine month periods ended September 30, 2003 under the earlier provisions of SFAS No. 150.  The accompanying financial statements have been presented consistent with prior periods, reflecting a deferral of the provisions of SFAS No. 150 pursuant to the guidance contained in Staff Position 150-3.  There is no affect on net income in any of the periods presented as a result of the application or deferral of SFAS No. 150.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  FIN 46 addresses the manner in which a company consolidates its interests in variable interest entities.  As written, FIN 46 would de-consolidate the Trust that holds parent company debt and move the debt directly to the parent company balance sheet, thereby removing the minority interest line item that represents preferred shares in the trust.  When issued, these securities qualified for Tier 1 capital treatment by the Federal Reserve.  On July 2, 2003, the Federal Reserve issued interim guidance that continues to recognize trust preferred securities as a component of Tier 1 capital.  It is possible that changes prescribed by FIN 46 may result in these securities qualifying as Tier 2 capital rather than Tier 1 capital.  In October 2003, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired before February 1, 2003.  This deferral is to allow time for certain implementation issues to be addressed through the issuance of potential modification to the Interpretation.  The deferral revised the effective date for consolidation of these entities to the period ended December 31, 2003.  Based on the current rules, the Company does not believe the implementation of the interpretation will have a material impact on the Company’s financial position or results of operations.

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

The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgements used in decision making, assumptions about the likelihood of future events, the soundness of internal controls and fraud.  Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate levels of management.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-(15(d) that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our control over financial reporting.

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

Item 5.    Other Information.

None.

Item 6.             Exhibits and Reports on Form 8-K

(a) Exhibits.

2.1

Plan of Reorganization and Acquisition dated as October 15, 1996 between the Company and Abington Savings Bank incorporated by reference to the Registration Statement on Form 8-A, effective January 13, 1997.

2.2

Agreement and Plan of Merger dated as of October 20, 2003 among the Company, Seacoast Financial Services Corporation Coast Merger Sub Corporation, incorporated by reference to the Company's Current Report on Form 8-K filed on October 27, 2003.

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

(b) Reports on Form 8-K.

July 24, 2003 –	related to second quarter ended June 30, 2003 earnings release.
September 4, 2003 –	related to press release announcing balance sheet restructuring program.
September 25, 2003 –	related to press release announcing dividend declaration.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersiged thereunto duly authorized.

ABINGTON BANCORP, INC.
(Company)

Date: November 14, 2003	By:	/s/	James P. McDonough
James P. McDonough
President and Chief Executive Officer

Date: November 14, 2003	By:	/s/	James K. Hunt
James K. Hunt
Treasurer and Chief Financial Officer
(Principal Financial Officer)