Form 10-K
period 2003-12-31
ABINGTON BANCORP INC
filed 2004-03-12
CIK 812146

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

                  For the fiscal year ended December 31, 2003

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sales price for the Registrant's Common Stock on June 30, 2003, as reported by the Nasdaq Stock Market, was $80,442,675.

    Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes /X/ No / /

    The number of shares outstanding of the Registrant's Common Stock as of March 9, 2004: 4,031,767 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Information required by Part III of this Form 10-K is incorporated by reference herein from the Registrant's Proxy Statement relating to the 2004 Annual Meeting of Stockholders of the Registrant.

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

                                     PART I

ITEM 1. BUSINESS

RECENT DEVELOPMENTS

    On October 21, 2003, Abington Bancorp, Inc. ("Abington" or the "Company") and Seacoast Financial Services Corporation (Seacoast), jointly announced the execution of a definitive agreement whereby Seacoast will acquire Abington. Each share of Abington common stock will be exchanged for either $34 per share in cash, or 1.4468 shares of Seacoast common stock, subject to certain allocation procedures intended to ensure that 75% of Abington's shares will be exchanged for Seacoast common stock and 25% for cash. The transaction is expected to be completed during the second quarter of 2004, subject to the approval of Abington shareholders and regulators of both companies.

    On February 23, 2004, Abington announced that it will hold a Special Meeting of Stockholders on March 25, 2004 at 11:00 a.m., Eastern Time, at its Corporate Headquarters, 97 Libbey Parkway, Weymouth, Massachusetts, to consider and vote upon the proposal to approve the Agreement and Plan of Merger with Seacoast.

    On February 17, 2004 Seacoast and Abington filed with the Securities and Exchange Commission, a registration statement on Form S-4/A containing a proxy statement/prospectus concerning the merger. On or about February 20, 2004, Abington mailed a proxy statement/prospectus to its stockholders of record as of February 5, 2004. Investors are urged to read the registration statement and any other documents filed with the SEC, as well as any amendments or supplements to those documents, because they contain (or will contain) important information. Investors are able to obtain those documents free of charge at the SEC's website (HTTP://WWW.SEC.GOV). In addition, any documents filed with the SEC by Abington can be obtained, without charge, by directing a request to Abington
Bancorp, Inc., 97 Libbey Parkway, Weymouth, MA 02189, Attn: Corporate Secretary, telephone (781) 682-6400.

    Seacoast common stock is listed on The Nasdaq National Market under the symbol "SCFS." On March 9, 2004, the closing sales price of a share of Seacoast common stock was $34.10.

    On January 26, 2004, Seacoast entered into an agreement and plan of merger with Sovereign Bancorp, Inc. (Sovereign) under which Seacoast will be merged with and into Sovereign, with Sovereign the surviving corporation. The Sovereign/Seacoast merger is scheduled to close after the consummation of the Seacoast/Abington merger. Stockholders of Seacoast (including Abington shareholders who receive Seacoast common stock in exchange for their shares of Abington common stock and do not sell their Seacoast shares prior to the consummation of the Sovereign/Seacoast merger) generally will receive 1.461 shares of Sovereign common stock for each share of Seacoast that they own, subject to potential adjustment, based on the average of Sovereign's closing share prices as reported on the New York Stock Exchange for the 15 trading days prior to the later to occur of (1) Seacoast's stockholder meeting to consider the Sovereign/Seacoast merger, or (2) the date of the receipt of the last governmental approval required to complete the Sovereign/Seacoast merger (the Sovereign determination date). The Sovereign/Seacoast merger agreement was filed with the SEC on January 24, 2004 as an exhibit to Sovereign's Current Report on Form 8-K. A registration statement on Form S-4 containing a proxy statement/prospectus concerning the Sovereign/Seacoast merger is expected to be filed by Sovereign prior to the end of March 2004. These, and other documents relating to the Sovereign/Seacoast merger are or will be available at the SEC's website (HTTP://WWW.SEC.GOV).

    Sovereign common stock is listed on the New York Stock Exchange under the symbol "SOV." On March 9, 2004, the closing price of Sovereign common stock was $21.75.

    The Sovereign/Seacoast merger is subject to a number of conditions, including receipt of regulatory approvals and the approval of the Seacoast shareholders. There is currently no assurance that the

Sovereign/Seacoast merger will be consummated or what the exchange ratio or value of Sovereign common stock may be or when the closing will occur.

    On March 9, 2004, Sovereign announced that it had entered into a definitive agreement to acquire Waypoint Financial Corp. On February 6, 2004, Sovereign completed its acquisition of First Essex Bancorp. Sovereign operates approximately 540 community banking offices in Connecticut, Massachusetts, New Hampshire, New Jersey, Pennsylvania and Rhode Island and reports assets of $43.5 billion and deposits of $27.3 billion as of December 31, 2003.

GENERAL

    Abington Bancorp, Inc. (the "Company") is a one-bank holding company, which owns all of the outstanding capital stock of Abington Savings Bank ("the Bank"). The Company's primary business is serving as the holding company of the Bank.

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

    The Bank has seven wholly-owned subsidiaries: Holt Park Place Development Corporation and Norroway Pond Development Corporation, which own properties being marketed for sale; Abington Securities Corporation, Mass Securities Corporation and Mass SEC Corp. II, which invest primarily in United States Government obligations and obligations of related agencies and equity securities; 70 Quincy Ave. LLC, which owns and operates a building in Quincy; and Old Colony Mortgage Corporation, which originates and sells primarily first-lien mortgages secured by 1-4 family residential property.

    The Company is engaged principally in the business of attracting deposits from the general public, borrowing funds and investing those deposits and funds. In its investments, the Company has emphasized various types of residential and commercial real estate loans, commercial loans, residential construction loans, consumer loans, and investments in securities. The Company considers its principal market area to be parts of Plymouth, Norfolk and Suffolk Counties, in Massachusetts (primarily Abington, Brockton, Canton, Cohasset, Dorchester, Halifax, Hanover, Hanson, Holbrook, Hull, Kingston, Milton, Pembroke, Quincy, Randolph and Whitman where it has banking offices, and nearby Rockland, Duxbury, Scituate, Plympton, East Bridgewater, Plymouth, Carver, Weymouth and Bridgewater). Additionally, the Company has mortgage lending offices in Auburn, Brockton and Fall River.

    The Company has grown from $697.3 million in assets and $389.7 million in deposits at December 31, 1999 to $815.1 million in assets and $650.6 million in deposits at December 31, 2003. Deposits in the Company are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC") up to FDIC limits (generally $100,000 per depositor) and by the Depositors

Insurance Fund, a state excess deposit insurer (the "Depositors Insurance Fund"), for the portion of deposits in excess of amounts insured by the FDIC.

    In August of 1997, the Company opened, in Cohasset, the first of five de novo supermarket branches, with the Randolph and Hanson branches opening in April and September, 1998, respectively, Brockton in May, 1999 and Canton in November 2000. Additionally, the Company opened a free standing branch in Hanover in July 2001 and acquired three new branches in Dorchester, Quincy and Milton as a result of its MAFN acquisition. These branch openings are consistent with the Company's ongoing strategy of controlled growth with a focus on retail core deposit relationships and have enabled the Company to increase its regional presence. Management plans to continue to explore growth opportunities through de novo branches and acquisitions.

    On April 1, 1999, the Company acquired Old Colony Mortgage Corporation ("OCM") (See Note 2 to the Consolidated Financial Statements). OCM is headquartered in Weymouth, and has origination offices in Fall River and Auburn, Massachusetts, as well as a presence in each of the Company's branches. This acquisition was made to expand the Company's mortgage origination capabilities as well as to provide the Company with a greater diversity of sources of income.

LENDING ACTIVITIES

    GENERAL. Loans currently originated and purchased for the Company's own portfolio generally have terms to maturity or repricing of 15 years or less, such as residential construction loans and adjustable-rate and fixed-rate mortgages on owner-occupied residential property. See "Item 7--Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations--Liquidity and Capital Resources" for discussion of the Company's asset-liability strategy. The Company also originates one-year, three-year and five-year adjustable-rate mortgages on non-owner-occupied residential property as well as commercial and commercial real estate loans. Prior to 1996, commercial, commercial real estate and commercial construction lending had not been a primary source of loan originations. The Company began to emphasize such lending in the latter part of 1996. The Company anticipates a continued emphasis in the future for these types of loan originations. The Company has stressed the origination or purchase of shorter-term 10- to 15-year fixed rate or adjustable residential mortgage loans (generally hybrids with terms to first adjustment of one, three, five and seven years with annual resets thereafter) or seasoned 30-year fixed rate residential mortgage loans for its own portfolio in connection with its asset/liability management. (See "Lending Activities-Residential and Commercial Construction and Commercial and Commercial Real Estate Loans.")

    The Company's net loan portfolio totaled $381.9 million at December 31, 2003, representing approximately 46.9% of its total assets. The majority of the Company's loans are collateralized by real estate and are made within Norfolk, Suffolk, and Plymouth Counties, although the Company also purchases residential mortgage loans in other areas of the United States. Generally, loans purchased outside of Massachusetts are well collateralized and reflect an adequate payment history. Approximately 18% of the Company's total loan portfolio represents owner-occupied first mortgages located outside of Massachusetts. The state (other than Massachusetts) in which the Company has its largest concentration of residential loans is Texas in which the Company held approximately $7,463,000, or 1.9% of total loans as of December 31, 2003. No states other than Massachusetts had a 2.5% or greater concentration.

    The Company originated $53.5 million in commercial and commercial real estate loans, $40.0 million of home equity loans, $8.4 million of consumer loans and $476.5 million in residential first mortgage loans during the year ended December 31, 2003. Of the latter amount, loans aggregating $79.9 million were retained for the Company's own portfolio, $11.0 million were held for sale at December 31, 2003, and loans aggregating $421.2 million were sold in the secondary market. As of

December 31, 2003, loan commitments to borrowers or potential borrowers of $71.2 million were outstanding. These commitments included $5.6 million under existing construction loans, $21.4 million in residential and commercial and commercial real estate loans and $44.2 million under existing lines of credit (including home equity loans). The Company had no outstanding commitments to purchase residential first mortgages.

    RESIDENTIAL MORTGAGE LOANS. The Company currently sells in the secondary market most first mortgage loans originated on residential property. The Company generally sells loans on a non-recourse basis. Prior to 1996, the Company had generally retained the servicing rights on sold loans. Currently, the Company typically sells the servicing rights along with the loans. The Company currently receives annual loan servicing fees, where servicing was retained, generally ranging from .25% to .425% per annum of the principal balance of the loans plus all late charges. At December 31, 2003, the Company's loan servicing portfolio amounted to $20.9 million.

    As of December 31, 2003, the outstanding balance of residential first mortgage loans totaled $186.9 million or 47.6% of the loan portfolio. Residential first mortgage loans purchased or originated for the Company's portfolio are generally written in amounts up to 95% of value if the property is owner-occupied. Borrowers with a loan-to-value ratio in excess of 80% are generally required to carry private mortgage insurance. Adjustable-rate mortgage loans to owner occupants of one- to four-family residential property are subject to certain requirements and limitations under guidelines issued by the Massachusetts Commissioner of Banks (the "Commissioner"), including limitations on the amount and frequency of changes in interest rates.

    In most cases, the Company requires the residential first mortgage loans it originates or purchases to meet Federal National Mortgage Association and Federal Home Loan Mortgage Corporation standards, with an exception being made in some cases for the size of the loan, in order to provide for the flexibility to sell such loans if the Company chooses to do so in the secondary market.

    HOME EQUITY AND SECOND MORTGAGE LOANS. The Company offers home equity loans, which are revolving lines of credit secured by the equity in the borrower's residence. The majority of home equity loans have interest rates that adjust with movements in the prime lending rate although the Company does offer fixed rate home equity loans. Home equity loans and second mortgage loans are currently written generally in amounts from $7,500 to $100,000, but generally not more than the difference between 80% of the appraised value of the property and the outstanding balance of the existing first mortgage. However, home equity loans with higher loan-to-value ratios up to 90% are available on a limited basis provided certain underwriting criteria are met. Generally home equity loans must have a current appraisal of the value of the mortgaged property at origination. At December 31, 2003, the Company had in its portfolio approximately $47.6 million of outstanding home equity and second mortgage loans and unused commitments amounting to $32.5 million.

    CONSTRUCTION, COMMERCIAL AND COMMERCIAL REAL ESTATE LOANS. The Company also originates residential construction loans and, from time to time, commercial construction and other commercial real estate loans.

    Most construction loans are for residential single-family dwellings. They are usually made with construction terms of no more than one year (residential construction-to-permanent financing loans are offered with a 30-year term). The Company generally makes construction loans to builders who have pre-sold the homes to the future occupants. In most cases, permanent financing is arranged through the Company on properties for which the Company has been the construction lender. It is the Company's policy to require on-site inspections before releasing funds on construction loans. Inspections on construction loans are generally performed by third-party inspectors. At December 31, 2003, gross construction loans totaled $18.8 million, or 4.8% of the Company's total loan portfolio.

    Commercial real estate loans generally relate to properties, which are typically non-owner occupied, income producing such as shopping centers, small apartment buildings and other types of commercial properties. Commercial real estate loans are generally written for a maximum term of 10 years, and interest rates on these loans are typically fixed for no longer than 5 years. Currently, commercial real estate loans are generally written in amounts up to $3,500,000 and are usually made in the Massachusetts counties of Plymouth, Suffolk, Norfolk, Bristol and Barnstable. At December 31, 2003, the Company had a total of $121.9 million of commercial real estate loans, or 31.1% of the Company's total loan portfolio. Included in commercial real estate loans at December 31, 2003 is $20.2 million in multi-family real estate, or 5.1% of the Company's total loan portfolio. Loans collateralized by multi-family properties generally involve larger principal amounts and a greater degree of risk than one-to-four family residential mortgage loans.

    Commercial loans are generally provided to small-to-medium-sized businesses located within the Company's market area. Commercial loans may be structured as term loans or as revolving lines of credit. Commercial loans generally have a repayment schedule of five years or less, with interest rates, that float in relation to the Wall Street Journal prime rate. The majority of commercial loans are collateralized by equipment, machinery, receivables, inventory or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower for virtually all of its commercial loans. At December 31, 2003, the Company had approximately $9.4 million of commercial (non-real estate) loans outstanding which was approximately 2.4% of the Company's total loan portfolio.

    Commercial, commercial construction and commercial real estate lending, including multi-family real estate entails greater risk than residential mortgage lending to owner-occupants (including residential construction). Compared to residential mortgage loans to owner-occupants, the repayment of these types of loans is more dependent on the underlying business and financial condition of the borrower and/or cash flows from leases on the subject properties (and, in the case of construction loans, the economic viability of the project) and is more susceptible to adverse future developments. Since 1996, the Company has emphasized commercial, commercial real estate or commercial construction lending and intends to continue to place an emphasis on commercial, commercial construction and commercial real estate loan originations.

    The following table shows the Company's construction and commercial loans (excluding commercial real estate loans) by contractual maturity or repricing interval at December 31, 2003:

                                                    WITHIN      1-5       OVER 5
                                                    1 YEAR     YEARS      YEARS      TOTAL
                                                   --------   --------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
Construction (all fixed rate)....................  $12,339      $ --       $ --     $12,339
Commercial (all variable rate)...................    8,940       478         --       9,418
                                                   -------      ----       ----     -------
    Total........................................  $21,279      $478         --     $21,757
                                                   -------      ----       ----     -------
    Percent of total.............................       98%        2%        --%        100%

    CONSUMER LOANS. The Company also makes a variety of consumer loans, such as new and used automobile and boat loans, unsecured loans, and passbook and stock-secured loans. Education loans are periodically sold in the secondary market. The Company's consumer loans totaled $7.7 million at December 31, 2003, representing 2.0% of its total loan portfolio.

    COMPOSITION OF LOAN PORTFOLIO. The following table shows the composition of the Company's loan portfolio by type of loan.

                                                            AT DECEMBER 31,
                               --------------------------------------------------------------------------
                                      2003                  2002                  2001             2000
                               -------------------   -------------------   -------------------   --------
                                          PERCENT               PERCENT               PERCENT
                                             TO                    TO                    TO
                                           GROSS                 GROSS                 GROSS
                                AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT
                               --------   --------   --------   --------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
Mortgage loans:
Conventional.................  $186,906     47.6%    $182,629     49.8%    $252,809     64.5%    $258,085
Second mortgages and home
  equity.....................    47,592     12.1%      33,702      9.2%      28,301      7.2%      27,415
Commercial real estate.......   121,943     31.1%     112,374     30.7%      71,963     18.4%      59,923
Construction.................    18,835      4.8%      20,324      5.6%      17,582      4.5%      13,150
                               --------    -----     --------    -----     --------    -----     --------
Total mortgage loans.........   375,276     95.6%     349,029     95.3%     370,655     94.6%     358,573
                               --------    -----     --------    -----     --------    -----     --------
  Less:
Due to borrowers on
  incomplete loans...........    (6,496)               (4,992)               (5,510)               (7,598)
Net deferred loan fees and
  unearned discount..........       234                   (88)                 (161)                 (237)
                               --------              --------              --------              --------
  Subtotal...................   369,014               343,949               364,984               350,738
Commercial loans--secured and
  unsecured..................     9,418      2.4%       9,642      2.6%      13,994      3.5%      15,981
Consumer loans:
Personal.....................     1,188      0.4%       1,239      0.3%       1,484      0.4%       1,280
Passbook and stock secured...     6,466      1.6%       6,569      1.8%       5,805      1.5%       6,250
Home improvement.............         5      0.0%          35      0.0%          62      0.0%         128
                               --------    -----     --------    -----     --------    -----     --------
Total consumer loans.........     7,659      2.0%       7,843      2.1%       7,351      1.9%       7,658
                               --------    -----     --------    -----     --------    -----     --------
Total loans..................   386,091               361,434               386,329               374,377
Less: allowance for loan
  losses.....................    (4,214)               (4,212)               (5,482)               (3,856)
                               --------              --------              --------              --------
Loans, net...................   381,877               357,222               380,847               370,521
                               --------              --------              --------              --------
Add:
Due to borrowers on
  incomplete loans...........     6,496                 4,992                 5,510                 7,598
Net deferred loan fees and
  unearned discount..........      (331)                   14                    11                   168
Allowance for loan losses....     4,214                 4,212                 5,482                 3,856
                               --------              --------              --------              --------
Loans, gross.................  $392,256    100.0%    $366,440    100.0%    $391,850    100.0%    $382,143
                               --------    -----     --------    -----     --------    -----     --------

                                      AT DECEMBER 31,
                               ------------------------------
                                 2000            1999
                               --------   -------------------
                               PERCENT               PERCENT
                                  TO                    TO
                                GROSS                 GROSS
                                LOANS      AMOUNT     LOANS
                               --------   --------   --------
                                   (DOLLARS IN THOUSANDS)
Mortgage loans:
Conventional.................    67.5%    $287,306     73.2%
Second mortgages and home
  equity.....................     7.2%      23,490      6.0%
Commercial real estate.......    15.7%      51,973     13.2%
Construction.................     3.4%       5,883      1.5%
                                -----     --------    -----
Total mortgage loans.........    93.8%     368,652     93.9%
                                -----     --------    -----
  Less:
Due to borrowers on
  incomplete loans...........               (2,437)
Net deferred loan fees and
  unearned discount..........                 (381)
                                          --------
  Subtotal...................              365,834
Commercial loans--secured and
  unsecured..................     4.2%      16,438      4.2%
Consumer loans:
Personal.....................     0.4%       1,243      0.3%
Passbook and stock secured...     1.6%       5,950      1.5%
Home improvement.............     0.0%         216      0.1%
                                -----     --------    -----
Total consumer loans.........     2.0%       7,409      1.9%
                                -----     --------    -----
Total loans..................              389,681
Less: allowance for loan
  losses.....................               (3,701)
                                          --------
Loans, net...................              385,980
                                          --------
Add:
Due to borrowers on
  incomplete loans...........                2,437
Net deferred loan fees and
  unearned discount..........                  440
Allowance for loan losses....                3,701
                                          --------
Loans, gross.................   100.0%    $392,558    100.0%
                                -----     --------    -----

    ORIGINATION AND UNDERWRITING. Residential mortgage and consumer loan originations are developed by the Company's officers and lending personnel from a number of sources, including referrals from branches, realtors, builders, attorneys, customers and Directors. The Company employs approximately 18 mortgage originators who are paid a commission based on the amount and volume of residential loans originated. Consumer and home equity loans are generally originated through the Company's branch and call center personnel. Consumer loan services are also solicited by direct mail to existing customers. Advertising media is also used to promote loans. The Company currently receives origination fees on most new first mortgage loans that it originates. Fees to cover the costs of appraisals and credit reports are also collected. In addition, the Company collects late charges on real estate and consumer loans.

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

    All loans to Directors must be approved by the full Board of Directors after review by management. Commercial loans are prohibited to officers and employees of the Company or the Bank.

    NON-PERFORMING ASSETS. The Company attempts to manage its loan portfolio so as to recognize problem loans at an early point in order to manage each situation and thereby minimize losses. Interest on loans is generally not accrued when such interest is not paid for a three-month period and/or, in the judgment of management, the collectibility of the principal or interest becomes doubtful. When a loan is placed on a non-accrual status, all interest previously accrued but not collected is reversed against interest income in the current period. Interest income is sometimes subsequently recognized only to the extent that cash payments are received. Those loans that continue to accrue interest after reaching a three-month delinquency status generally include only consumer loans, although, on occasion, some residential mortgage loans have been included. Real estate acquired by foreclosure and other real estate owned is stated at the lower of the carrying value of the underlying loan or the estimated fair value less estimated selling costs. For further discussion of non-performing assets, see "Item 7--Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations."

    At December 31, 2003, non-performing assets were 0.2% of total assets, compared with 0.2% and 0.05% at December 31, 2002 and 2001, respectively.

    The following table sets forth non-performing assets at the dates indicated:

                                                                           AT DECEMBER 31,
                                                         ----------------------------------------------------
                                                           2003       2002       2001       2000       1999
                                                         --------   --------   --------   --------   --------
                                                                        (DOLLARS IN THOUSANDS)
Loans accounted for as impaired........................   $1,285     $2,024     $3,881      $549       $616
Accruing loans past due 90 days or more as to principal
  or interest..........................................       --          7         78         7         --
                                                          ------     ------     ------      ----       ----
Total non-performing loans.............................    1,285      2,031      3,959       556        616
Real estate acquired by foreclosure and other real
  estate owned.........................................      238         --         --        --         --
                                                          ------     ------     ------      ----       ----
Total non-performing assets............................   $1,523     $2,031     $3,959      $556       $616
                                                          ------     ------     ------      ----       ----

    The recorded total investment in impaired loans was $1,285,000 and $2,024,000 at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002 there were no impaired loans that required a specific allocation of the allowance for loan losses. The remaining impaired loans did not require any allocation of the reserve for loan losses. All loans classified as impaired are also on non-accrual.

    The average balance of impaired and/or non-accrual loans was approximately $1,881,000, $3,568,000, and $704,000 in 2003, 2002 and 2001, respectively. The total amount of interest income recognized on impaired loans during 2003, 2002 and 2001 was approximately $50,000, $108,000 and $39,000, respectively, which approximated the amount of cash received for interest during that period. The Company has no commitments to lend additional funds to borrowers whose loans have been deemed to be impaired.

    Currently, in the single-family home sector, prices are stable and properties are selling quickly. Additionally, Boston area vacancy rates on commercial real estate properties have remained relatively low in comparison to the early 1990's, which has helped to support the market values of those properties. The Company cannot predict the impact on future provisions for loan losses that may result from future market conditions. While the regional economy has declined, the local residential real estate market has remained strong over recent years. It is difficult to predict to what extent such economic conditions will continue.

    ALLOWANCE FOR LOAN LOSSES. The following table summarizes changes in the allowance for possible loan losses and other selected statistics for the years indicated:

                                                              AT DECEMBER 31,
                                            ----------------------------------------------------
                                              2003       2002       2001       2000       1999
                                            --------   --------   --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Balance, beginning of year................  $  4,212   $  5,482   $  3,856   $  3,701   $  3,077
Allowance for loan losses acquired from
  Massachusetts Fincorp...................        --        739         --         --         --
Loans charged-off:
Real estate--residential..................        --         --         --         17         11
Real estate--commercial...................        --         32         --         --          5
Real estate--construction.................        --         --         --         --         --
Commercial................................       292      2,175         --         --         --
Consumer..................................       252        189        243        267        248
                                            --------   --------   --------   --------   --------
Total loans charged-off...................       544      2,396        243        284        264
                                            --------   --------   --------   --------   --------
Loan recoveries:
Real estate--residential..................        --          1         18          5          4
Real estate--commercial...................        --         --         11        145        142
Real estate--construction.................        --         --         --         --         --
Commercial................................        --         --         --         --         --
Consumer..................................       171        161        135        129        102
                                            --------   --------   --------   --------   --------
Total recoveries..........................       171        162        164        279        248
                                            --------   --------   --------   --------   --------
Net charge-offs (recoveries)..............       373      2,234         79          5         16
                                            --------   --------   --------   --------   --------
Provision charged to operations...........       375        225      1,705        160        640
                                            --------   --------   --------   --------   --------
Balance, end of year......................  $  4,214   $  4,212   $  5,482   $  3,856   $  3,701
                                            --------   --------   --------   --------   --------
Average loans outstanding, net............  $365,641   $356,699   $379,066   $385,671   $368,578
                                            --------   --------   --------   --------   --------
Non-performing loans......................  $  1,285   $  2,031   $  3,959   $    556   $    616
                                            --------   --------   --------   --------   --------
Ratio of net charge-offs (recoveries) to
  average loans outstanding, net..........      0.10%      0.63%      0.02%      0.00%      0.00%
                                            --------   --------   --------   --------   --------
Ratio of allowance for loan losses to
  gross loans at year end.................      1.07%      1.15%      1.40%      1.01%      0.94%
                                            --------   --------   --------   --------   --------
Ratio of allowance for loan losses to
  gross non-performing loans..............     327.9%     207.4%     138.5%     693.5%     600.8%
                                            --------   --------   --------   --------   --------

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

    The first method utilized is the Risk Identification Method. This method involves the allocation of certain loss percentages against adversely classified commercial loans, and general loss allocations against segments of the loan portfolio that have similar attributes. Under this methodology, the credit quality of the commercial portfolios is quantified by a corporate credit rating system designed to parallel regulatory criteria and categories of loan risk. Individual lenders monitor their loans to ensure appropriate rating assignments are timely made. Risk ratings and the quality of the portfolio are assessed regularly by an independent Credit Review firm and other general internal loan reviews and updates as provided by Credit Policy and Administration personnel. Credit Review and Credit Policy and Administration personnel conduct ongoing portfolio trend analyses and individual credit reviews to evaluate loan risk and compliance with corporate lending policies. The level of allowance allocable to each group of risk-rated loans is then determined by applying a loss factor that estimates the amount of probable loss in each category. The assigned loss factor for each risk rating is based upon management's assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions and past experience.

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

    The allowance for loan losses is increased by provisions charged against current earnings. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. Management believes that the allowance for loan losses is adequate. While management uses available information to assess probable losses on loans, future additions to the allowance may be necessary based on increases in non-performing loans, changes in economic conditions, or for other reasons. Any future additions to the allowance would be recognized in the period in which they were determined to be necessary. In addition, various regulatory agencies periodically review the Company's allowance for loan losses as an integral part of their examination process. Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

    The following table summarizes the allowance for loan losses for the years indicated and the percentage of loans by category to total loans and loans held for sale:

                                                            AT DECEMBER 31,
                          -----------------------------------------------------------------------------------
                                   2003                     2002                     2001              2000
                          ----------------------   ----------------------   ----------------------   --------
                                       PERCENT                  PERCENT                  PERCENT
                                      OF LOANS                 OF LOANS                 OF LOANS
                                     IN CATEGORY              IN CATEGORY              IN CATEGORY
                                      TO GROSS                 TO GROSS                 TO GROSS
                           AMOUNT       LOANS       AMOUNT       LOANS       AMOUNT       LOANS       AMOUNT
                          --------   -----------   --------   -----------   --------   -----------   --------
                                                        (DOLLARS IN THOUSANDS)
Real
  estate--residential...      848        59.7%         804        59.1%         907        71.6%         928
Real
  estate--commercial....    2,287        31.1%       2,008        30.7%       1,586        18.4%         608
Real
  estate--construction..      270         4.8%         299         5.5%         235         4.5%          56
Commercial..............      185         2.4%         229         2.6%       2,153         3.6%         325
Consumer................      280         2.0%         356         2.1%         267         1.9%         288
Non-specific............      344         0.0%         516         0.0%         334         0.0%       1,651
                           ------       -----       ------       -----       ------       -----       ------
Total...................   $4,214       100.0%      $4,212       100.0%      $5,482       100.0%      $3,856
                           ------       -----       ------       -----       ------       -----       ------

                                    AT DECEMBER 31,
                          ------------------------------------
                             2000                1999
                          -----------   ----------------------
                            PERCENT                  PERCENT
                           OF LOANS                 OF LOANS
                          IN CATEGORY              IN CATEGORY
                           TO GROSS                 TO GROSS
                             LOANS       AMOUNT       LOANS
                          -----------   --------   -----------
                                 (DOLLARS IN THOUSANDS)
Real
  estate--residential...      74.7%         959        79.2%
Real
  estate--commercial....      15.7%         590        13.2%
Real
  estate--construction..       3.4%          35         1.5%
Commercial..............       4.2%         341         4.2%
Consumer................       2.0%         233         1.9%
Non-specific............       0.0%       1,543         0.0%
                             -----       ------       -----
Total...................     100.0%      $3,701       100.0%
                             -----       ------       -----

    During 2003, the allowance for loan loss allocated to commercial loans decreased by $44,000. This decrease is generally attributable to a slight decline in outstandings. The amount allocated to commercial real estate loans increased by $279,000 in 2003. This increase was consistent with the general loan growth in that portfolio. The economic uncertainty in 2002, continuing into 2003 warranted a larger conservative allocation to commercial real estate. During 2003, the percent allocated to the consumer and residential real estate portfolios remained consistent with prior year allocations. The risk factors used for determining the level of potential loan losses in these categories for 2003 also remained consistent with the prior year.

    A portion of the allowance is not allocated to any specific segment of the loan portfolio. This non-specific allowance is maintained for two primary purposes: (a) market risk factors, such as the effects of economic variability on the entire portfolio, and (b) unique portfolio risk factors that are inherent characteristics of the loan portfolio. The non-specific component of the reserve was reduced in 2001 as compared to prior years in conjunction with management's re-assessment of the risk identified in the commercial real estate portfolio which resulted in an increased allocation of reserves to that portion of the portfolio from that which was previously classified as unallocated. Management determined, based on its review of all components of the Company's loan portfolio, economic data, industry trends, and other factors, that the remaining non-specific portion of the allowance for loan loss was adequate at December 31, 2003.

    No portion of the allowance is restricted to any loan or group of loans, and the entire reserve is available to absorb future realized losses. The amount and timing of realized losses and future reserve allocations may vary from current estimates. The Company's provision for loan losses in 2003 was $375,000, compared to $225,000 and $1,705,000 in 2002 and 2001, respectively. The provisions for the respective periods are generally attributable to the asset quality factors discussed above and the methodologies that management uses to measure and evaluate the adequacy of the allowance. Net charge-offs of $373,000 were recorded in 2003, primarily due to the write-down of a single credit in the amount of $288,000.

INVESTMENT ACTIVITIES

    The Company's investment portfolio is currently managed in accordance with an investment policy approved by the Board of Directors. The Company's investments are subject to the laws of the Commonwealth of Massachusetts, including regulations of the Massachusetts Commissioner of Banks, and certain provisions of the federal law.

    The following table sets forth certain information regarding the carrying value of the Company's investment portfolio at December 31, 2003, excluding mortgage-backed securities and Federal Home Loan Bank stock:

                                                                     AT DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Short-term investments......................................  $     5    $ 1,363    $30,195
Federal funds sold..........................................    6,029     76,515      2,675
                                                              -------    -------    -------
Total short-term investments................................  $ 6,034    $77,878    $32,870
                                                              -------    -------    -------
Percent of total assets.....................................      0.7%       8.6%       4.3%
Investment securities:
  U.S. Government and federal agency obligations, at
    market..................................................  $28,941    $49,822    $17,788
  Other bonds and obligations, at market....................    2,309         35     16,453
                                                              -------    -------    -------
Sub-total...................................................   31,250     49,857     34,241
Marketable equity securities, at market.....................       --         --      3,297
                                                              -------    -------    -------
Total investment securities.................................  $31,250    $49,857    $37,538
                                                              -------    -------    -------
Percent of total assets.....................................      3.8%       5.5%       4.9%

    A schedule of the maturity distribution of investment securities held by the Company, other than mortgage-backed securities and FHLB stock, and the related weighted average yield, at December 31, 2003 follows:

                                   WITHIN ONE           AFTER ONE BUT          AFTER FIVE BUT           AFTER TEN
                                      YEAR            WITHIN FIVE YEARS       WITHIN TEN YEARS            YEARS
                              --------------------   --------------------   --------------------   --------------------
                                          WEIGHTED               WEIGHTED               WEIGHTED               WEIGHTED
                              AMORTIZED   AVERAGE    AMORTIZED   AVERAGE    AMORTIZED   AVERAGE    AMORTIZED   AVERAGE
                                COST       YIELD       COST       YIELD       COST       YIELD       COST       YIELD
                              ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                               (DOLLARS IN THOUSANDS)
U.S. Government and federal
  agency obligations........   $12,117      2.23%     $16,179      2.38%     $    --        --%     $  425       2.65%
Other bonds and
  obligations...............        35      3.14%          --        --           --        --       2,253       4.21%
                               -------      ----      -------      ----      -------      ----      ------       ----
Total.......................   $12,152      2.23%     $16,179      2.38%     $    --        --%     $2,678       3.96%
                               -------      ----      -------      ----      -------      ----      ------       ----

    At December 31, 2003, the Company had one security in excess of ten percent of stockholders' equity that was not an obligation of the U. S. Government, federal agencies, or government sponsored agencies. It is a private issue mortgage-backed security with a par value of $6,163,000 at December 31, 2003 with the description RYMS 1994-5MI.

SOURCES OF FUNDS

    GENERAL. Deposits and borrowings are the Company's primary sources of funds for investment. The Company also derives funds from operations, amortization and prepayments of loans and sales of assets. Deposit flows vary significantly and are influenced by prevailing interest rates, money market conditions, economic conditions, location of Company offices and competition.

    DEPOSITS. Most of the Company's deposits are derived from customers who work or reside in the Company's primary service area. The Company's deposits consist of passbook savings accounts, special notice accounts, NOW accounts, money market deposit accounts, club accounts, money market certificates, negotiated rate certificates and term deposit certificates. The Company also offers Individual Retirement Accounts, which currently include a one-year variable rate account with monthly interest rate adjustments or 1 to 4-year fixed-rate accounts. Although in previous years the Company has solicited brokered deposits, at December 31, 2003 there were no such deposits.

    At December 31, 2003, the Company's outstanding certificates of deposit with balances in excess of $100,000 are scheduled to mature as follows:

                                                              (IN THOUSANDS)
Three months or less........................................     $14,853
Over three to six months....................................       8,918
Over six to twelve months...................................       8,943
Over twelve months..........................................      15,211
                                                                 -------
                                                                 $47,925
                                                                 -------

OTHER ACTIVITIES

    SAVINGS BANK LIFE INSURANCE. The Company sells savings bank life insurance as an agent but not as an issuer and receives a commission on the sales.

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

SUPERVISION AND REGULATION

    As an FDIC-insured, state-chartered bank, the Bank is subject to supervision and regulation by the Massachusetts Commissioner of Banks and the FDIC and is subject to periodic examination. The Company is subject to regulation and supervision of the Federal Reserve as a bank holding company.

    The Company and the Bank are subject to numerous laws and regulations generally applicable to financial institutions and SEC registrants. The extensive regulation limits the activities in which the Company and the Bank may engage and the conduct of permitted activities. Further, the laws and regulations, including the Sarbanes-Oxley Act of 2002, impose reporting and information collection obligations on both the Company and the Bank.

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

    Financial institutions that are not now located within the Company's market area may find entry in the Company's market area attractive. Such entry could have an adverse effect on the Company's growth or profitability. The Company's potential competitors may have substantially greater financial and other resources than the Company. In addition, increased competition for deposits has had an impact on the rate that the Company pays on certificates of deposit.

    Under the Gramm-Leach-Bliley Act, effective March 11, 2000, securities firms, insurance companies and other financial service providers that elect to become financial holding companies may acquire or establish banks. This has not yet resulted in significant changes to the competitive environment in which the Company operates.

EMPLOYEES

    As of December 31, 2003, the Bank had 242 full-time employees, consisting of 25 full-time officers and 217 full-time non-officers, as well as 141 part-time employees. None of the Company's employees are represented by a union or other labor organization. The Company provides its employees with a comprehensive range of employee benefit programs. Management believes that its employee relations are good.

ADDITIONAL AVAILABLE INFORMATION

    Our principal Internet address is WWW.ABINGTONSAVINGS.COM. Our web site provides a hyperlink to a third-party web site through which our annual, quarterly and current reports, and amendments to those reports, are available free of charge. We believe these reports are made available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We do not maintain or provide any information directly to the third-party web site, and we do not check its accuracy. Copies of these reports can also be obtained from the SEC's web site at WWW.SEC.GOV.

ITEM 2. PROPERTIES

    At December 31, 2003, the Company conducted business from a centralized, administrative, operations and banking office at Weymouth Woods Corporate Center, 97 Libbey Parkway, Weymouth, Massachusetts, under a long-term lease agreement. The main banking office is in Abington, Massachusetts, and there are 10 other banking offices, 5 Shaw's supermarket banking offices, and 3 mortgage offices located all in Massachusetts. The Company's properties are either owned or leased and the net book value of properties and leasehold improvements was $8.4 million at December 31, 2003. The Company believes that all of its facilities are in good condition and are adequate for the Company's present operations.

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

    The table below sets for the range of high and low sales prices for the stock of the Company for the quarters indicated. Market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                     PRICE
                                                              -------------------   DIVIDENDS
                                                                HIGH       LOW      DECLARED
                                                              --------   --------   ---------
2003

4th quarter.................................................   $39.59     $31.65      $0.11
3rd quarter.................................................    33.25      24.90       0.11
2nd quarter.................................................    25.50      17.75       0.11
1st quarter.................................................    23.90      20.26       0.11

2002

4th quarter.................................................    21.27      18.10       0.11
3rd quarter.................................................    20.01      18.30       0.10
2nd quarter.................................................    20.70      16.35       0.10
1st quarter.................................................    16.85      14.85       0.10

2001

4th quarter.................................................    15.63      13.46       0.10
3rd quarter.................................................    16.80      13.25       0.10
2nd quarter.................................................    15.80      13.00       0.10
1st quarter.................................................    13.44      11.63       0.10

    As of December 31, 2003, the Company had approximately 788 stockholders of record who held 4,020,021 outstanding shares of the Company's Common Stock. The number of stockholders indicated does not reflect the number of persons or entities who hold their common stock in nominee or "street" name through various brokerage firms. If all of such persons are included, the Company believes that there are approximately 1,800 beneficial owners of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                                       AT DECEMBER 31,
                                                    -----------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)         2003       2002       2001        2000       1999
---------------------------------------------       --------   --------   ---------   --------   --------
Balance Sheet Data:
Total assets......................................  $815,079   $904,023   $769,686    $729,204   $697,281
Total loans, net of allowance for loan losses.....   381,877    357,222    380,847     370,521    385,980
Loans held for sale...............................    10,994     35,629     22,705       3,617      2,730
Investment securities at fair value(1)............    45,290     63,899     50,448     108,710     86,903
Mortgage-backed securities at fair value..........   311,987    302,482    239,249     194,411    161,630
Deposits..........................................   650,598    646,628    497,459     454,747    389,692
Borrowed funds....................................    87,604    178,015    201,549     222,132    259,751
Company obligated mandatorily redeemable
  securities......................................    13,041     13,041     13,041      13,041     13,041
Stockholders' equity..............................    58,621     57,780     38,219      34,305     27,832
Book value per share..............................  $  14.58   $  15.42   $  12.25    $  11.18   $   8.72

                                                                      YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)             2003       2002       2001        2000       1999
---------------------------------------------           --------   --------   ---------   --------   --------
Operating Data:
Interest and dividend income..........................  $39,301    $45,526     $48,929    $48,349    $42,242
Interest expense......................................   16,071     22,215      28,763     29,516     24,212
                                                        -------    -------     -------    -------    -------
Net interest income...................................   23,230     23,311      20,166     18,833     18,030
Provision for loan losses.............................      375        225       1,705        160        640
                                                        -------    -------     -------    -------    -------
Net interest income after provision for loan losses...   22,855     23,086      18,461     18,673     17,390
                                                        -------    -------     -------    -------    -------
Noninterest income:
  Service charges and fees............................   10,756      8,904       8,204      6,707      4,856
  Gain (loss) on securities, net......................      898       (157)     (1,723)       405        823
  Gain on sales of loans, net.........................    5,743      4,338       2,888      1,315      1,222
  Net gain (loss) on sales and write-down of other
    real estate owned.................................       96        297          (2)        --         68
  Other...............................................    1,028        369         402        472        404
                                                        -------    -------     -------    -------    -------
  Total non-interest income...........................   18,521     13,751       9,769      8,899      7,373
                                                        -------    -------     -------    -------    -------
Non-interest expenses.................................   36,110     26,847      24,627     20,555     18,300
                                                        -------    -------     -------    -------    -------
Income before income taxes and cumulative effect of
  change in accounting principle......................    5,266      9,990       3,603      7,017      6,463
Provision for income taxes............................    2,186      3,816       1,273      2,524      2,314
                                                        -------    -------     -------    -------    -------
Net income before cumulative effect of accounting
  change..............................................  $ 3,080    $ 6,174     $ 2,330    $ 4,493    $ 4,149
  Cumulative effect of change in accounting principle,
    net of taxes......................................       --         --        (298)        --         --
                                                        -------    -------     -------    -------    -------
  Net income..........................................  $ 3,080    $ 6,174     $ 2,032    $ 4,493    $ 4,149
                                                        -------    -------     -------    -------    -------
Basic earnings per share--
  Income before cumulative effect of change in
    accounting principle..............................  $  0.80    $  1.83     $  0.75    $  1.46    $  1.26
  Cumulative effect of change in accounting
    principle.........................................       --         --       (0.10)        --         --
                                                        -------    -------     -------    -------    -------
                                                        $  0.80    $  1.83     $  0.65    $  1.46    $  1.26
                                                        -------    -------     -------    -------    -------
Diluted earnings per share--
  Income before cumulative effect of change in
    accounting principle..............................  $  0.76    $  1.76     $  0.72    $  1.41    $  1.20
  Cumulative effect of change in accounting
    principle.........................................       --         --       (0.09)        --         --
                                                        -------    -------     -------    -------    -------
                                                        $  0.76    $  1.76     $  0.63    $  1.41    $  1.20
                                                        -------    -------     -------    -------    -------
Dividends per share(2)................................  $  0.44    $  0.41     $  0.40    $  0.36    $  0.35
                                                        -------    -------     -------    -------    -------

                                                                      YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)             2003       2002       2001        2000       1999
---------------------------------------------           --------   --------   ---------   --------   --------
Selected ratios:
Return on average total assets........................     0.34%      0.73%       0.26%      0.64%      0.66%
Interest rate spread..................................     2.69%      2.77%       2.50%      2.43%      2.72%
Return on average equity..............................     5.31%     12.99%       5.30%     15.14%     13.42%
Dividend payout ratio.................................    57.89%     23.30%      63.49%     25.53%     29.17%
Average equity to average total assets................     6.35%      5.62%       4.95%      4.23%      4.90%

--------------------------

(1) Includes Federal Home Loan Bank stock.

(2) Includes $0.10 and $0.15 per share special dividends declared in 1998 and 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the financial statements, notes and tables included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The discussion contains certain forward looking statements regarding future performance of the Company. All forward looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward looking information. Please refer to "Cautionary Statement Regarding Forward-Looking Information preceding Part I of this
Form 10-K for a further discussion.

OVERVIEW

    There are a number of events and circumstances affecting the financial condition, changes in financial condition results of operations and future prospects of the Company.

    On October 21, 2003, Abington Bancorp, Inc. ("Abington" or the "Company") and Seacoast Financial Services Corporation (Seacoast) jointly announced the execution of a definitive agreement whereby Seacoast will acquire Abington. Each share of Abington common stock will be exchanged for either $34 per share in cash, or 1.4468 shares of Seacoast common stock, subject to certain allocation procedures intended to ensure that 75% of Abington's shares will be exchanged for Seacoast common stock and 25% for cash. The transaction is expected to be completed during the second quarter of 2004, subject to the approval of Abington shareholders and regulators of both companies. A total of $523,000 of merger expenses related to this transaction was recorded during 2003. Abington has agreed, unless Seacoast otherwise consents in writing (which consent shall not be unreasonably withheld) that until the time of the merger, Abington and its subsidiaries will comply with specified restrictions related to the operation of its business.

    On January 26, 2004, Seacoast entered into an agreement and plan of merger with Sovereign Bancorp, Inc. (Sovereign) under which Seacoast will be merged with and into Sovereign, with Sovereign the surviving corporation. Under the Sovereign/Seacoast merger agreement, stockholders of Seacoast (which may include former stockholders of Abington should the Seacoast/Abington merger take place), subject to certain exceptions will receive shares of Sovereign common stock. Additional information concerning the Sovereign/Seacoast merger will be contained in documents filed or to be filed with the Securities and Exchange Commission, including a registration statement on Form S-4. For additional information on the Seacoast/Abington and Sovereign/Seacoast mergers see Item 1, BUSINESS--"Recent Developments."

    During the quarter ended September 30, 2003, the Company announced a balance sheet restructuring program to improve earnings, strengthen capital ratios and reduce interest rate and price risk. The program was completed by quarter end and included the sale of $75 million of higher risk and $22 million of smaller denomination mortgage-backed securities. Proceeds from these sales were used to reduce approximately $72 million of longer-term, higher-cost Federal Home Loan Bank (FHLB) borrowings. In connection with the program, the Company recorded approximately

$1.72 million in charges related to the prepayment of the FHLB borrowings. The Company repaid an additional $46 million of short-term FHLB debt during the quarter and sold an additional $12 million of mortgage-backed securities. All of these activities affected the Company's results of operations for the year ended December 31, 2003.

    Based on the findings of an internal accounting review initiated by the Company during the first quarter of 2003, the Company announced that it would revise its previously released 2002 financial results and would restate its previously issued 2001 financial statements. The revisions and restatement were necessary to correct accounting errors related to the amortization/accretion of premiums/discounts on mortgage-backed investment securities due to the acceleration of prepayments, errors in recording payments received on various investment securities, interest income on mortgage loans and certain adjustments related to accruals for income and expense. Approximately $600,000 of accounting and legal fees were incurred in connection with the financial statement revisions and re-audit and approximately $325,000 of write-offs were recorded relative to unreconciled differences. The restatement is reflected in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

    On September 13, 2002 the Company completed the acquisition of Massachusetts Fincorp, Inc. (MAFN), the parent company of The Massachusetts Co-operative Bank with three branches in the Greater Boston area. The transaction was accounted for under the purchase method of accounting. Accordingly, the consolidated assets and liabilities of MAFN are included in the Company's consolidated balance sheet at December 31, 2002 and the results of MAFN's operations have been included in the consolidated financial statements since September 14, 2002. Results of Operation for 2003 include a full year of the consolidated operations of MAFN as compared with a partial year in 2002. The Company recorded goodwill of $4.2 million and other intangible assets of $4.2 million in connection with the acquisition.

    In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." The objective of FIN 46 was to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests, results of operations of a variable interest entity need to be included in a company's consolidated financial statements. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R), to clarify some of the provisions of FIN 46. Based on FIN 46R, the Company deconsolidated its issuer trust (Abington Bancorp Capital Trust) as of December 31, 2003, and restated its historical financial statements. The adoption of FIN 46R results in the reclassification of Company obligated mandatorily redeemable securities from mezzanine capital to other liabilities, as well as the reclassification of dividends on these securities from non-interest expense to interest expense.

FINANCIAL CONDITION/CHANGES IN FINANCIAL CONDITION

    Total assets at December 31, 2003 were $815.1 million, down $88.9 million, or 9.8% from the $904.0 million reported at year-end 2002. During the first quarter of 2003, the Company increased its investment portfolio, primarily through the purchase of mortgage-backed securities, by approximately
$156 million. The purchases were funded through a combination of approximately $78 million of Federal Home Loan Bank borrowings and the reinvestment of approximately $78 million of excess funds. A continuation of a low interest rate environment and significant mortgage refinancings led to an acceleration of prepayment activity on the Company's mortgage-backed security holdings. As a result, premium amortization was accelerated reducing portfolio yields below anticipated levels. During the third quarter, pursuant to the aforementioned balance sheet restructuring program, the balance sheet was deleveraged through a reduction in investment securities and the repayment of FHLB debt. The result was an improvement to both the interest rate spread and the net interest margin, as follows:

                                               FIRST      SECOND     THIRD      FOURTH
                                              QUARTER    QUARTER    QUARTER    QUARTER
                                              --------   --------   --------   --------
Interest Rate Spread........................    2.81%      2.43%      2.25%      2.84%
Net Interest Margin.........................    2.98%      2.60%      2.50%      3.06%

    An additional goal of the balance sheet restructuring program was to reduce interest rate risk and improve balance sheet ratios and capital adequacy. At year end 2003, total borrowings had been reduced to 10.75% of total assets from a high of over 15% earlier in the year and the ratio of stockholders' equity to total assets increased from 5.9% at the end of the first quarter to a ratio of 7.2% at year end.

    Total loans at December 31, 2003 were $386.1 million, compared with $361.4 million at December 31, 2002, in increase of $24.7 million, or 6.8%. Loans held for sale at year-end 2003 were $11.0 million, reflecting a decline of $24.6 million, or 69.1%, from year end 2002 as mortgage banking activity slowed. Deposits totaled $650.6 million at year end 2003, compared with $646.6 million at year end 2002. Lower-cost demand, NOW, savings and money market accounts grew by $28.6 million, or 6.27%, to $485.1 million, while higher-cost term certificates decreased by $24.7 million, or 12.98%, to $165.5 million. Stockholders' equity was $58.6 million at December 31, 2003, compared with $57.8 million at December 31, 2002. The change results from a combination of net income and proceeds from stock option exercises, net of dividends declared, unearned compensation and a decrease in the market value of investment securities, net of tax.

RESULTS OF OPERATIONS

    The Company's results of operations depend primarily on its net interest income after provision for loan losses, its revenue from other banking services and noninterest expenses. Net interest income is dependent upon the volume of earning assets and the related spread between the yield on earning assets and the cost of funds, consisting of interest bearing deposits and borrowings. Net interest income is also affected by the performance of the loan portfolio, amortization or accretion of premiums or discounts on purchased loans or mortgage-backed securities and the level of non-earning assets. Revenues from loan fees and other banking services depend upon the volume of new transactions and the pricing of competitive products and services. Noninterest expenses include personnel, occupancy and other general and administrative expenses that are influenced by account activity volumes as well as general market and economic conditions. Throughout 2003, the Company's results of operations were enhanced by earnings contributions from its mortgage-banking subsidiary, a direct result of the significant volume of refinancing activity processed during the year.

    For the year ended December 31, 2003, net income was $3.08 million, or $0.76 per diluted share, compared with net income of $6.17 million, or $1.76 per diluted share, for the year ended December 31, 2002. A number of unusual and infrequent expenses were recorded during 2003 that contributed to the decrease in earnings.

    A detailed discussion of operating results for the years 2003 compared with 2002 and 2002 compared with 2001 appears later within this Discussion and Analysis of Financial Condition and Results of Operations.

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

    ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses, established through a charge or credit to the provision for loan losses, is based on management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management regularly evaluates it for adequacy by taking into consideration, among other factors, such as local industry trends, management's ongoing review of individual loans, trends in levels of watched or criticized assets, an evaluation of results of examinations by regulatory authorities and analyses of historical trends in charge-offs and delinquencies. The use of different estimates or assumptions could produce different provisions for loan losses. Refer to the discussion of ALLOWANCE FOR LOAN LOSSES in the Business Section for a detailed description of management's estimation process and methodology related to the allowance for loan losses.

    VALUATION OF ACQUIRED ASSETS AND LIABILITIES. The Company is required to record assets acquired and liabilities assumed at their fair value, which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques.

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

    MORTGAGE BACKED SECURITIES (MBS). Mortgage Backed Securities are investment grade securities backed by pools of mortgages of differing maturities. These securities are purchased with associated premiums and/or discounts based on market conditions on the date of purchase. In periods of falling market interest rates, accelerated loan prepayments requires an acceleration of the premium amortization or discount accretion for these mortgage-backed securities. The Company estimates prepayment speeds based on the average three month CPR, which is updated monthly, to record premium amortization and discount accretion.

    INTEREST INCOME RECOGNITION. Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due unless they are adequately secured and in the process of collection or on other loans when management believes collection is doubtful. All loans considered impaired are nonaccruing. Interest on nonaccruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current-period interest income; therefore an increase in loans on nonaccrual status could have an adverse impact on interest income recognized in future periods.

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

INTEREST RATE ENVIRONMENT

    The historically low interest rate environment which existed throughout 2003 and 2002 has had a significant impact on the pricing of the Company's assets and liabilities.

    Many of the Company's earning assets are comprised of residential mortgages, directly through loans and indirectly through mortgage-backed securities. These mortgage-related assets, which comprise roughly 66.0% or $498,896,000 of total earning assets as of December 31, 2003 and 58.0% or $485,111,000 of total earning assets as of December 31, 2002 are generally priced in relation to the 3, 5 and 10-year treasury rate at the time of purchase or origination (for the typical maturities that the Company prefers for its own earning assets).

    The Company's deposit pricing is driven by market competition as noted in "Liquidity and Capital Resources." The trends in deposit pricing over the past two years have not been volatile and have generally been on a consistent downward trend over this period.

    The Company's borrowings, which are primarily with the FHLB, are generally LIBOR-based and generally vary in terms ranging from overnight to over seven years in original maturities. While LIBOR changes over the past two years were not exactly the same as the Federal Reserve inter-bank borrowing rate, the trend in these rates and the pricing of the Company's borrowings were consistent with the relative movements in those rates.

NET INTEREST INCOME

    Net interest income is affected by the mix and volume of assets and liabilities, and levels of prepayment primarily on loans and mortgage-backed investments, the movement and level of interest rates, and interest spread, which is the difference between the average yield received on earning assets and the average rate paid on deposits and borrowings. The Company's net interest rate spread was 2.69% and 2.76% for the years ended December 31, 2003 and 2002, respectively.

    The level of non-accrual loans and other real estate owned can have an impact on net interest income. At December 31, 2003, the Company had $1,285,000 in non-accrual loans and $238,000 in other real estate owned compared to $2,024,000 in non-accrual loans and no other real estate owned as of December 31, 2002.

    The table below presents average balances, interest income and expense and average yields earned or rates paid on the major categories of assets and liabilities for the years indicated.

                                                                     YEARS ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------------------------
                                              2003                             2002                             2001
                                 ------------------------------   ------------------------------   ------------------------------
                                 AVERAGE    INTEREST    YIELD     AVERAGE    INTEREST    YIELD     AVERAGE    INTEREST    YIELD
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                      (DOLLARS IN THOUSANDS)
Assets
  Earning assets:
  Federal funds sold and
    short-term
    investments................  $ 33,737   $   374      1.11%    $ 24,552   $    397     1.62%    $  4,431   $    121     2.73%
  Bonds and obligations(2).....    40,850     1,162      2.84%      47,700      1,979     4.15%      55,234      4,034     7.30%
  Marketable equity
    securities(1)..............    14,390       553      3.84%      15,340        544     3.55%      20,379        972     4.77%
  Mortgage-backed
    investments(2).............   341,549    13,697      4.01%     310,920     17,306     5.57%     239,381     15,069     6.29%
  Loans(3).....................   384,427    23,515      6.12%     368,122     25,300     6.87%     385,149     28,733     7.46%
                                 --------   -------      ----     --------   --------     ----     --------   --------     ----
    Total earning assets.......   814,953    39,301      4.82%     766,634     45,526     5.94%     704,574     48,929     6.94%
                                            -------      ----                --------                         --------     ----
  Cash and due from banks......    28,239                           31,132                           22,036
  Other assets.................    70,720                           48,713                           47,850
                                 --------                         --------                         --------
    Total assets...............  $913,912                         $846,479                         $774,460
                                 --------                         --------                         --------
Liabilities and Stockholders'
  Equity
  Interest bearing liabilities:
    NOW deposits...............  $110,559   $   392      0.35%    $ 88,443   $    458     0.52%    $ 70,521   $    443     0.63%
    Savings deposits...........   278,985     2,617      0.94%     227,106      3,897     1.72%     145,850      3,191     2.19%
    Time deposits..............   178,164     5,226      2.93%     167,759      6,447     3.84%     193,418     11,063     5.72%
                                 --------   -------      ----     --------   --------     ----     --------   --------     ----
      Total interest bearing
        deposits...............   567,708     8,235      1.45%     483,308     10,802     2.24%     409,789     14,697     3.59%
  Short-term borrowings........    37,069       455      1.23%       9,460        176     1.86%      27,087      1,216     4.49%
  Long-term debt...............   134,987     6,261      4.64%     193,900     10,117     5.22%     197,260     11,730     5.95%
  Company obligated mandatorily
    redeemable securities......    13,041     1,120      8.59%      13,041      1,120     8.59%      13,041      1,120     8.59%
                                 --------   -------      ----     --------   --------     ----     --------   --------     ----
      Total interest-bearing
        liabilities............   752,805    16,071      2.13%     699,709     22,215     3.17%     647,177     28,763     4.44%
                                            -------      ----                --------     ----                --------     ----
  Noninterest bearing
    deposits...................    92,776                           74,964                           62,110
  Other liabilities............    10,295                           24,269                           26,829
                                 --------                         --------                         --------
  Total liabilities............   855,876                          798,942                          736,116
  Stockholders' equity.........    58,036                           47,537                           38,344
                                 --------                         --------                         --------
      Total liabilities and
        stockholders' equity...  $913,912                         $846,479                         $774,460
                                 --------                         --------                         --------
  Net interest income..........             $23,230                          $ 23,311                         $ 20,166
                                            -------                          --------                         --------
  Interest rate spread(4)......                          2.69%                            2.76%                            2.50%
                                                         ----                             ----                             ----
  Net interest margin(5).......                          2.85%                            3.04%                            2.86%
                                                         ----                             ----                             ----

------------------------------

(1) Includes Federal Home Loan Bank Stock.

(2) Includes investments available for sale at amortized cost.

(3) Loans held for sale and Non-accrual loans are included in average loan balances, net of reserve for loan losses.

(4) Interest rate spread equals the yield on average earning assets minus the yield on average deposits and borrowed funds.

(5) Net interest margin equals net interest income divided by average earning assets.

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

                                                                                 YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------------------------
                                                                     2003 VERSUS 2002                 2002 VERSUS 2001
                                                              ------------------------------   ------------------------------
                                                                   INCREASE (DECREASE)              INCREASE (DECREASE)
                                                               DUE TO     DUE TO                DUE TO     DUE TO
                                                               VOLUME      RATE      TOTAL      VOLUME      RATE      TOTAL
                                                              --------   --------   --------   --------   --------   --------
                                                                                  (DOLLARS IN THOUSANDS)
Interest and dividend income:
  Loans.....................................................  $ 1,085    $(2,870)   $(1,785)   $(1,270)   $(2,163)   $(3,433)
  Bonds and obligations.....................................     (256)      (561)      (817)      (493)    (1,562)    (2,055)
  Marketable equity securities..............................      (35)        44          9       (210)      (218)      (428)
  Mortgage-backed securities................................    1,581     (5,190)    (3,609)     4,503     (2,266)     2,237
  Federal funds sold and short-term investments.............      123       (146)       (23)       344        (68)       276
                                                              -------    -------    -------    -------    -------    -------
    Total interest and dividend income......................    2,498     (8,723)    (6,225)     2,874     (6,277)    (3,403)
                                                              -------    -------    -------    -------    -------    -------
Interest expense:
  NOW deposits..............................................       99       (165)       (66)       101        (86)        15
  Savings deposits..........................................      755     (2,035)    (1,280)     1,501       (795)       706
  Time deposits.............................................      380     (1,601)    (1,221)    (1,329)    (3,287)    (4,616)
  Short-term borrowings.....................................      357        (78)       279       (547)      (493)    (1,040)
  Long-term debt............................................   (2,824)    (1,032)    (3,856)      (197)    (1,416)    (1,613)
  Company obligated mandatorily redeemable securities.......       --         --         --         --         --         --
                                                              -------    -------    -------    -------    -------    -------
    Total interest expense..................................   (1,233)    (4,911)    (6,144)      (471)    (6,077)    (6,548)
                                                              -------    -------    -------    -------    -------    -------
Net interest income.........................................  $ 3,731    $(3,812)   $   (81)   $ 3,345    $  (200)   $ 3,145
                                                              -------    -------    -------    -------    -------    -------

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2003 AND 2002

GENERAL

    Net income for 2003 was $3,080,000 or $0.76 per diluted share compared with net income of $6,174,000 or $1.76 per diluted share in 2002, a net decrease of $3,094,000 or 50.1%. Net interest income remained relatively flat between the periods, declining by only $81,000 while the provision for loan losses increased by approximately $150,000. Non-interest income grew by approximately
$4.8 million over 2002, but was more than offset by a $9.3 million increase in non-interest expense. Included in non-interest expense were a number of items including approximately $1.7 million in pre-tax charges incurred in connection with the prepayment of Federal Home Loan Bank borrowings, approximately
$600 thousand in legal and accounting fees associated with the re-audit and restatement of 2001 financial statements, approximately $523,000 in non-deductible expenses incurred in connection with the Company's pending merger with Seacoast Financial Services Corporation, approximately $400,000 in severance payments and lease adjustments.

INTEREST AND DIVIDEND INCOME

    Interest and dividend income for 2003 was $39,301,000 compared to $45,526,000 for 2002, a decrease of $6,225,000 or 13.7%. The decrease was attributable to a decrease in yields on earning assets partially offset by an increase in average earning assets. The balance of average earning assets for 2003 was $814,953,000 as compared to $766,634,000 in 2002, an overall increase of $48,319,000 or 6.3%.

    The increase in earning assets was primarily driven by increases in Short-term investments, mortgage-backed investments and loans, partially offset by a decrease in other investment securities. The average balance of mortgage-backed securities was $341,549,000 for 2003 and $310,920,000 for

2002, an increase of $30,629,000 or 9.9%. Investment securities average balances declined to $40,850,000 in 2003 from $47,700,000 in 2002, for a decrease of $6,850,000 or 14.4%. The yield on mortgage-backed investments was 4.01% in 2003 as compared to 5.57% for 2002. The yield on investment securities was 2.84% in 2003 as compared to 4.15% in 2002. The yields on both mortgage-backed investments and investment securities have been primarily influenced by the rate environment which existed in 2003 and 2002.

    The Company's investment securities and MBS portfolio were purchased at market prices at greater or less than par. The resulting premium amortization and discount accretion are deducted from or added to interest income. At December 31, 2003 and 2002 the Company had gross unamortized premiums of approximately $2,579,000 and $2,564,000, respectively, and approximately $1,087,000 and $953,000, respectively, of unaccreted discount. The Company recorded premium amortization, net of discount accretion, of approximately
$2.6 million during 2003 and $1.7 million during 2002 which reduced the yield on these portfolios.

    The average loan balance increased to $384,427,000 in 2003 as compared to $368,122,000 in 2002, an increase of $16,305,000 or 4.4%. The bulk of the loan growth was centered in home equity loans, construction and commercial real estate. Growth in home equity loans resulted from rate promotions throughout the year while construction and commercial loans increased due to a combination of rates and historical customer relationships.

INTEREST EXPENSE

    Interest expense for 2003 decreased $6,144,000 or 27.7% to $16,071,000 in 2003 from the restated $22,215,000 in 2002, generally due to decreases in the rates paid on deposits and borrowed funds and declines in the average balances of borrowed funds and time deposits, offset in part by increases in average interest bearing core deposit balances. The average balance of interest bearing core deposits (NOW, regular savings and money market) was $389,544,000 and $315,549,000 in 2003 and 2002, respectively, an increase of $73,995,000, or
23.4%. The average balance of time deposits was $178,164,000 throughout 2003 compared with $167,759,000 throughout 2002, an increase of $10,405,000, or 6.2%. The increases in average interest bearing core deposits in 2003 include a full year of balances acquired in the MAFN acquisition, coupled with internal growth of the Company's retail products and services in its geographic market. Average borrowings, including Company obligated mandatorily redeemable securities of $13,041,000 in both periods, decreased to $185,097,000 in 2003 compared to $216,401,000 in 2002, a decline of $31,304,000 or 14.5%. Borrowings were dramatically decreased during the third quarter of 2003 under a balance sheet restructuring program.

    The average rate paid on interest bearing liabilities was 2.13% in 2003 as compared to 3.17% in 2002. The overall average rates paid on borrowed funds declined to 4.23% in 2003 from 5.27% in 2002. The average rates paid on interest bearing deposits was 1.45% in 2003 as compared to 2.24% in 2002. The cost of time deposits decreased to 2.93% in 2003 from 3.84% in 2002. The rates paid on time deposits decreased continued to decline in 2003 due to a combination of lower rate offerings and the maturity of higher cost certificates. See "Asset/ Liability Management" for further discussion of the competitive market for deposits and overall strategies for the uses of borrowed funds.

NON-INTEREST INCOME

    Total non-interest income for 2003 was $18,521,000 compared to $13,751,000 for 2002 an increase of $4,770,000 or 34.7%. Customer service fees were $10,756,000 in 2003 compared to $8,904,000 in 2002, an increase of $1,852,000 or
20.8%. These fees rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios, and continued success in cross-selling customers other products and services, debit card activity and sales of mutual funds and annuities. Gains on sales of mortgage loans of $5,743,000 exceeded the $4,338,000 earned in the prior year by $1,405,000, or 32.4% due to increased volumes of mortgage originations created by refinancing activity directly related to a favorable rate environment. A total of $541,000,000 of loan applications was processed in 2003 compared with $425,900,000 in 2002. Activity declined throughout the second half of 2003, however, as rates remained relatively stable and refinancing activity slowed. It is expected that mortgage-banking activity will decline in 2004 in comparison to the historically high levels in 2003. Loan servicing fees have continued to decline as the Company has been selling loans on a servicing released basis since 1996.

    Gains on sales of securities were $898,000 in 2003 compared with realized losses of $157,000 in 2002. A total of $641,000 in gains were realized during the first quarter of 2003 to supplement earnings. The remaining gains were recorded throughout the remainder of the year as the investment portfolio was restructured. At December 31, 2003, the Company had no marketable equity securities or corporate bonds in its investment portfolio.

NON-INTEREST EXPENSE

    Non-interest expense for 2003 was $36,110,000 compared to the restated $26,847,000 for 2002, an increase of $9,263,000, or 34.5%. In addition to the unusual items summarized under "GENERAL" in the comparison of the years ended December 31, 2003 and 2002, the year 2003 includes a full year of overhead assumed in the MAFN transaction versus approximately three and one-half months in 2002. Salaries and employee benefits increased by $3,263,000, or 22.1%, in 2003 as compared to 2002. Approximately $1,761,000 of the increase is attributable to increased production volumes and revenues for mortgage banking as well as increased performance and profit related increases. An additional $292,000 relates to increases in employee benefits such as group health insurance. The remainder of the increase relates to changes in staffing, normal salary adjustments and a full year of staff additions associated with the MAFN transaction

    Occupancy and equipment expense increased by $1,015,000 or 26.2% in 2003 in comparison to 2002. The increase reflects both a full year of overhead associated with the addition of former MAFN branches and a full year of lease and other operating expenses associated with the Company's Weymouth Woods corporate headquarters, first occupied in the Fall of 2002. Also included as non-interest expense in 2003 is the aforementioned $1,722,000 in prepayment penalties associated with the prepayment of FHLB borrowings and $523,000 in non-deductible merger related expenses. All other non-interest expense totaled $10,942,000, up $2,740,000, or 33.4%, from the $8,202,000 recorded in 2002.
Following is a summary of the significant increases in 2003 over 2002.

                                                                      DOLLAR    PERCENT
(DOLLARS IN THOUSANDS)                           2003       2002      CHANGE     CHANGE
----------------------                         --------   --------   --------   --------
Marketing/advertising........................   $1,556     $1,040      $516       49.6%
Audit/accounting.............................      769        304       465      153.0
Intangible amortization......................      597        314       283       90.1
Data processing..............................    1,824      1,574       250       15.9
Legal........................................      578        328       250       76.2
Telephone....................................      984        820       164       20.0
Postage......................................      649        488       161       33.0
Insurance....................................      305        178       127       71.3
Board fees...................................      383        299        84       28.1

    The above increases generally reflect a full year of operating expenses related to the 2002 MAFN acquisition (amortization of intangibles, volume related data processing, postage, telephone, insurance, etc.); expenses associated with generic growth and promotion of the core banking business in existing and new markets (marketing/advertising and postage); increased legal and accounting and board fees associated with the re-audit/restatement of historical financial statements; and increases within other accounts related to mortgage-banking volumes and other banking activities.

PROVISION FOR LOAN LOSSES

    The provision for loan losses was $375,000 for 2003, an increase of $150,000 or 66.7% over the $225,000 provided in 2002. The provision for loan losses is generally attributable to the methodologies management uses to measure and evaluate the adequacy of the allowance. Net charge-offs of $373,000 were recorded during 2003, primarily related to the write-down of a single credit in the amount of $288,000. The delinquency rate and non-performing assets at December 31, 2003 were .60% and $1,523,000, respectively as compared to 0.62% and $2,031,000, respectively, at December 31, 2002. The allowance for loan losses is arrived at by management after careful consideration of various asset quality factors including delinquency rates and trends, non-performing and "watched" asset levels and overall historical charge-off rates by major loan type. The allowance for loan losses was 1.09% and 1.17% of gross loans at December 31, 2003 and 2002, respectively.

PROVISION FOR INCOME TAXES

    The Company's effective income tax rate for 2003 was 41.5% as compared to 38.2% in 2002. The effective tax rate assumes a federal statutory rate of 34% combined with a variable state tax rate for the bank and non-bank subsidiaries, net of federal benefit. Pre-tax operating profits and losses of the Company, the bank and certain non-bank subsidiaries are taxed at different rates for state tax purposes that can affect the consolidated income tax provision, subject to the proportionate contribution of pre-tax profits or losses contributed by the individual entities.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2002 AND 2001

GENERAL

    Based on the findings of an internal accounting review initiated by the Company during the first quarter of 2003, the Company announced that it would revise its 2002 financial results that had previously been announced and would restate its previously issued 2001 financial statements. The revisions and restatement were necessary to correct accounting errors related to the acceleration of prepayments on mortgage-backed investment securities, errors in recording payments received on various investment securities and certain adjustments related to accruals for income and expense. The Company engaged its independent auditor, PricewaterhouseCoopers LLP, which replaced Arthur Andersen LLP in mid-2002, to undertake a re-audit of the year 2001. Accordingly, the following discussion reflects such restatement of the Company's 2001 financial statements.

    Net income for 2002 was $6,174,000 or $1.76 per diluted share compared to net income of $2,032,000 or $.63 per diluted share from 2001, a net increase of $4,142,000 or 204%. The overall increase was attributable to decreases in net realized losses on securities (corporate bond loss in 2001) and provisions for possible loan losses, coupled with increases in net interest margins, customer service fees and gains on sales of mortgages partially offset by accretion of discounts on mortgage-backed securities and increased salaries and benefits expense.

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

    The increase in earning assets was primarily driven by increases in mortgage-backed investments and short-term investments, offset in part by decreases in loans and investment securities. The average balance of mortgage-backed securities was $310,920,000 for 2002 as compared to $239,381,000 for 2001, an increase of $71,539,000 or 29.9%. Investment securities average balances declined to $47,700,000 in 2002 from $55,234,000 in 2001, for a decrease of $7,534,000 or 13.6%. The yield on mortgage-backed investments was 5.57% in 2002 as compared to 6.29% for 2001. The yield on investment securities was

4.15% in 2002 as compared to 7.30% in 2001. The yield on investment securities in 2001 was positively influenced by two agency-issued bonds, which had been purchased at a discount and were called at the issuer's option during the year. This resulted in $221,000 of discounts being taken into income, which increased the yield on investment securities by 40 basis points. The resulting investment securities yield for 2001 excluding these discounts was 6.90%. The yields on both mortgage-backed investments and investment securities have been primarily influenced by the rate environment that existed in 2002 and 2001. From June 1999 through July 2000, the Federal Reserve raised the inter-bank borrowing rate by 175 basis points. From January 2001 through December 2002, the Federal Reserve lowered the inter-bank borrowing rate 525 basis points which in turn, but to a lesser degree, influenced yields on assets purchased since the second quarter of 2001, particularly in relation to the yields available for comparable assets in the previous year.

    The Company's MBS portfolio was purchased at market prices that produced discounts and premiums from par. At December 31, 2002 and 2001 the Company had a net purchased premium on MBS of approximately $900,000 and $213,000, respectively. During 2002, the Company purchased approximately $214,375,000 of MBS and paid a net premium of approximately $2,017,000 for these securities. In addition, in connection with the acquisition of Massachusetts Fincorp, Inc.
(MAFN), the Company acquired an additional premium of approximately $370,000. Borrowers taking advantage of interest rates at 40 year lows started prepaying mortgages at an accelerated pace, thus shortening the schedule for amortizing the premiums paid for these investments. As a result, the Company recorded premium amortization of approximately $1.7 million during 2002, which negatively impacted the yield on this portfolio.

    The average balances of loans decreased to $368,122,000 in 2002 as compared to $385,149,000 in 2001, a decrease of $17,027,000 or 4.4%. The balances declined primarily as a result of residential mortgage loans paying off more quickly in 2002 due to historically lower interest rates available on new mortgages which prompted customers to refinance those loans (see later discussion regarding mortgage origination volumes and gains on sales of mortgages). Additionally, given the historically low rates available on loans originated or for purchase, management elected to purchase mortgage-backed investment securities rather than loans due to generally shorter available average lives in light of the then current interest rate environment in comparison to those historically typically available.

INTEREST EXPENSE

    Interest expense for 2002 decreased $6,548,000 or 22.8% to $22,215,000 in 2002 from $28,763,000 in 2001, generally due to decreases in the rates paid on deposits and borrowed funds and declines in the average balances of borrowed funds and time deposits, offset in part by increases in average core deposit balances. The average balance of core and time deposits was $390,513,000 and $167,759,000, respectively, in 2002 as compared to $278,481,000 and
$193,418,000, respectively, in 2001, for an increase of $112,032,000 or 40.2% in core deposits and for a decrease of $25,659,000 or 13.3% in time deposits, respectively. These increases in core deposits in 2002 as compared to 2001 relate to the attractiveness of the Company's retail products and services in the marketplace it serves as well as reflecting the low interest rate environment causing a shift to short-term investments. The average balances of borrowed funds, including company obligated mandatorily redeemable securities, decreased to $204,480,000 in 2002 as compared to $225,467,000 in 2001, a decline of $20,987,000 or 9.3%. This decrease in borrowings was achieved due to the Company's success in attracting deposits during 2002.

    The average rate paid on interest bearing liabilities was 3.17% in 2002 as compared to 4.44% in 2001. The overall weighted average rates paid on borrowed funds, including company obligated mandatorily redeemable securities, declined to 5.27% in 2002 from 5.92% in 2001. This decrease is reflective of actions taken by the Federal Reserve Bank in 2001 and 2002. The weighted average rates paid on interest bearing deposits was 2.24% in 2002 as compared to 3.59% in 2001. The cost of core deposits, including non-interest bearing DDAs, declined to 1.12% in 2002 from 1.30% in 2001. The cost of time deposits decreased to 3.84% in 2002 from 5.72% in 2001. The rates paid on time deposits decreased significantly in 2002 as the falling interest rate environment of the last two years has impacted the pricing of maturing time deposits in 2002 and also due to greater concentration of core deposits in relation to total deposits in 2002 as compared to 2001. See "Asset/ Liability Management" for further discussion of the competitive market for deposits and overall strategies for the uses of borrowed funds.

NON-INTEREST INCOME

    Total non-interest income for 2002 was $13,751,000 compared to $9,769,000 for 2001 an increase of $3,982,000 or 40.8%. Customer service fees were $8,679,000 in 2002 as compared to $7,949,000 in 2001 for an increase of $730,000 or 9.2%. These fees rose primarily due to growth in deposit accounts, primarily NOW and checking account portfolios and continued success in cross-selling customers other products and services, debit card activity and sales of mutual funds and annuities (the Company received regulatory approval to sell insurance annuities in May 2001). The sales of mutual funds and insurance annuities accounted for $190,000 of the aforementioned increase in customer service fees. Loan servicing fees and gains on sales of mortgage loans were $225,000 and $4,338,000, respectively, in 2002 as compared to $255,000 and $2,888,000, respectively, in 2001. The increase in gains on sales of mortgage loans of $1,450,000 or 50.2% was due to an even more favorable market for residential loan originations in 2002 as compared to 2001. This favorable market was due to mortgage rates falling to historical lows in 2002. It is expected that the volume of mortgage originations will likely decline in 2003 in comparison to these historically high levels in 2002. Loan servicing fees continued to decline in 2002 as the Company continued its practice since 1996 of selling loans on a servicing released basis. The combination of loan payoffs and the Company's practice of selling loans on a servicing released basis have contributed to the decline in the Company's residential mortgage portfolio.

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

NON-INTEREST EXPENSE

    Non-interest expense for 2002 was $26,847,000 compared to $24,627,000 for 2001 an increase of $2,220,000 or 9.0%. Salaries and employee benefits increased $2,342,000 or 18.8% in 2002 as compared to 2001. Approximately $1,000,000 of the increase is attributable to increased production volumes and revenues for mortgage banking as well as increased performance and profit related incentives. The acquisition of MAFN accounts for approximately $800,000 of the increase, the opening of the Hanover branch (July 2001) accounts for approximately $200,000 of the increase, approximately $629,000 relates to net staff additions and merit raises and $250,000 relates to increases in employee benefits such as group health insurance. These increases were offset by the one-time favorable impact of $376,000 that resulted from the Company's settlement of its previously terminated pension plan.

    Occupancy and equipment expense decreased $163,000 or 4.0% in 2002 as compared to 2001. The results in 2001 include a write-down on real estate holdings of $635,000. Excluding this write-down, occupancy and equipment expense increased $472,000 related primarily to the lease and operating expenses associated with the Company's new corporate headquarters. Other non-interest expense only increased $41,000 or 0.9% in 2002 as compared to 2001. This increase reflects increases in item processing and other EDP services offset by the change in accounting for goodwill as required by SFAS No. 142 "Goodwill and Other Intangible Assets," which went into effect as of January 1, 2002. (See
Note 17 "Goodwill and Other Intangibles").

PROVISION FOR LOAN LOSSES

    The provision for loan losses was $225,000 for 2002 a decrease of $1,480,000 or 86.8% from $1,705,000 in 2001. This decrease in the provision primarily related to two credits, both of which were on non-accrual at December 31, 2001 and provided for in 2001. The most significant of these credits was a $3,363,000 relationship consisting primarily of a commercial credit to a company in the telecommunications industry. The delinquency rate and non-performing assets at December 31, 2002 were .62% and $2,031,000, respectively as compared to 1.16% and $3,959,000, respectively, at December 31, 2001. Without the aforementioned telecommunications credit, the delinquency and non-performing asset levels would have been .30% and $518,000, respectively, in 2001. The credit was charged off in 2002 and as a result was not included in the 2002 delinquency and non-performing asset levels. The allowance for loan losses is arrived at by management after careful consideration of various asset quality factors including delinquency rates and trends, non-performing and "watched" asset levels and overall historical charge-off rates by major loan type. The allowance for loan losses was 1.05% and 1.32% of gross loans at December 31, 2002 and 2001, respectively.

PROVISION FOR INCOME TAXES

    The Company's effective income tax rate for 2002 was 38.2% as compared to 35.3% in 2001. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by certain non-bank subsidiaries which are taxed, for state tax purposes, at lower rates.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING

    In December 2001, the Company elected to early adopt EITF 00-14 "Accounting for Certain Sales Incentives." The pronouncement provided additional guidance for the accounting for the cost of incentives given to customers to open new deposit accounts with the Bank. Under this guidance the cost of the incentive should be charged to earnings on the date the account is opened. This varies from the previous methodology used by the Company which was to defer this cost and amortize it to expense over the expected life on the deposit account relationship. The impact of this change in accounting is reflected on a net of tax basis as if it were applied at the beginning of the current year. The cumulative effect of this change in accounting principle was to write off the unamortized portion of previously capitalized incentives at January 1, 2001 totaling $298,000, net of tax.

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

    The Company's limits on interest rate risk specify that if interest rates were to ramp up or down 200 basis points over a 12 month period, estimated net interest income for the next 12 months should decline by less than 10%. Given the unusually low rate environment at December 31, 2003 and 2002, the Company assumed a 100 basis point decline in interest rates rather than the 200 basis point used in a higher interest rate environment. The following table reflects the Company's estimated exposure, as a percentage of estimated net interest income for the next 12 months, which does not materially differ from the impact on net income, on the above basis:

                                                          ESTIMATED EXPOSURE AS A
                                                             % OF NET INTEREST
                                                                  INCOME
RATE CHANGE                                               -----------------------
(BASIS POINTS)                                               DECEMBER 31, 2003
--------------                                            -----------------------
+200....................................................            1.12%
-100....................................................           (2.88)%

                                                          DECEMBER 31, 2002
                                                          ------------------
+200....................................................          4.20%
-100....................................................         (3.67)%

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

    Management desires to expand its interest earning asset base in future periods primarily through growth in the Company's loan portfolio. Loans comprised approximately 47% of the average interest earning assets in 2003. In the future, the Company intends to continue to be competitive in the residential mortgage market but plans to place greater emphasis on home equity and commercial loans. The Company also historically has been and expects to remain active in pursuing wholesale opportunities to purchase loans. During 2003, 2002 and 2001, the Company acquired approximately 76,888,000, $10,800,000 and $79,700,000, respectively, of residential first mortgages, which are serviced by others.

    The Company has also used mortgage-backed investments (typically with weighted average lives of 5 to 7 years, or less) as a vehicle for fixed and adjustable rate investments and as an overall asset/liability tool. These securities have been highly liquid given current levels of prepayments in the underlying mortgage pools and, as a result, have provided the Company with greater reinvestment flexibility.

    Management believes current interest rates to be at the lower end of the interest rate cycle. As a result, management has been very selective in the types and terms of loans and investments that are put on the Company's balance sheet. The Company's investment strategy has been directed toward investment securities with average lives closer to 2 to 4 years in order to put the Company in a more favorable environment as rates eventually rise. Most of the Company's residential loan production has been sold in the secondary market as part of this strategy.

    During 2003, the Company continued to experience high levels of prepayment activity in its mortgage-related assets (residential mortgages and mortgage-backed securities), which comprise approximately 61% of the Company's balance sheet as of December 31, 2003.

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

    The Company is also a voluntary member of the Federal Home Loan Bank ("FHLB") of Boston. This borrowing capacity assists the Company in managing its asset/liability growth because, at times, the Company may consider it more advantageous to borrow money from the FHLB than to raise money through non-core deposits (i.e., certificates of deposit). FHLB borrowings totaled $79,135,000 at December 31, 2003 compared to $167,009,000 at December 31, 2002. These borrowings have primarily funded residential loan originations and purchases as well as mortgage-backed investments and investment securities.

    In June 1998, the Company issued $13,041,000 of 8.25% subordinated debentures to Abington Bancorp Capital Trust, which carry a higher interest rate than similar FHLB borrowings. These securities are currently afforded Tier 1 capital treatment by the Federal Reserve Board. See "Liquidity and Capital Resources" for further discussion.

    The following table sets forth maturity and repricing information relating to interest sensitive assets and liabilities at December 31, 2003. The balance of such accounts has been allocated among the various periods based upon the terms and repricing intervals of the particular assets and liabilities. For example, fixed rate residential mortgage loans and mortgage-backed securities, regardless of "available for sale" classification, are shown in the table in the time periods corresponding to projected principal amortization computed based on their respective weighted average maturities and weighted average rates using prepayment data available from the secondary mortgage market.

    Adjustable rate loans and securities are allocated to the period in which the rates would be next adjusted. The following table does not reflect partial or full prepayment of certain types of loans and investment securities prior to scheduled contractual maturity. Additionally, all securities or borrowings, which are callable at the option of the issuer or lender are reflected in the following table based upon the likelihood of call options being exercised by the issuer on certain investments or borrowings in a most likely interest rate environment. Since regular passbook savings and NOW accounts are subject to immediate withdrawal, such accounts have been included in the "Other Savings Accounts" category and are assumed to mature within 6 months. This table does not include non-interest bearing deposits.

    While this table presents a cumulative negative gap position in the six-month to three-year horizon, the Company considers its earning assets to be more sensitive to interest rate movements than its liabilities. In general, assets are tied to increases that are immediately impacted by interest rate movements while deposit rates are generally driven by market area and demand which tend to be less sensitive to general interest rate changes. In addition, other savings accounts and money market accounts are substantially stable core deposits, although subject to rate changes. A substantial core balance in these types of accounts is anticipated to be maintained over time.

                                                                 REPRICING/MATURITY INTERVAL
                                      ----------------------------------------------------------------------------------
                                                                                                       OVER
AT DECEMBER 31, 2003                  0-6 MONTHS   6-12 MONTHS   1-2 YEARS   2-3 YEARS   3-5 YEARS   5 YEARS     TOTAL
--------------------                  ----------   -----------   ---------   ---------   ---------   --------   --------
                                                                    (DOLLARS IN THOUSANDS)
Assets subject to interest rate
  adjustment:
  Short-term investments............  $   6,034     $      --    $      --   $      --   $      --   $     --   $  6,034
  Bonds and obligations.............         --        12,152       16,179          --          --      2,678     31,009
  Mortgage-backed investments.......     56,859        38,753       58,656      43,074      54,846     57,640    309,828
  Mortgage loans subject to rate
    review..........................     67,399        10,761       15,677      14,352      76,151     15,885    200,225
  Fixed rate mortgage loans.........     22,445        10,904       14,555      17,426      30,280     81,512    177,122
  Commercial and other loans
    contractual maturity............      9,704         1,135        1,578       1,186       1,439      4,696     19,738
                                      ---------     ---------    ---------   ---------   ---------   --------   --------
    Total rate sensitive assets.....    162,441        73,705      106,645      76,038     162,716    162,411    743,956
                                      ---------     ---------    ---------   ---------   ---------   --------   --------
Liabilities subject to interest rate
  adjustment:
  Money market deposit accounts.....     92,294            --           --          --          --         --     92,294
  Savings deposits--term
    certificates....................     70,748        39,549       34,400       7,748      11,204      1,820    165,469
  Other savings accounts............    290,111            --           --          --          --         --    290,111
  Borrowed funds....................      8,469            --        5,000       5,000          --     69,137     87,606
                                      ---------     ---------    ---------   ---------   ---------   --------   --------
    Total rate sensitive
      liabilities...................    461,622        39,549       39,400      12,748      11,204     70,957    635,480
                                      ---------     ---------    ---------   ---------   ---------   --------   --------
Company obligated mandatorily
  redeemable securities.............         --            --           --          --          --     13,041     13,041
                                      ---------     ---------    ---------   ---------   ---------   --------   --------
Excess (deficiency) of rate
  sensitive assets over interest
  sensitive liabilities.............   (299,181)       34,156       67,245      68,290     151,512     78,413     95,435
                                      ---------     ---------    ---------   ---------   ---------   --------   --------
Cumulative excess (deficiency) of
  rate sensitive assets over rate
  sensitive liabilities(1)..........  $(299,181)    $(265,025)   $(197,780)  $(134,490)  $  17,022   $ 95,435
                                      ---------     ---------    ---------   ---------   ---------   --------
Rate sensitive assets as a percent
  of rate sensitive liabilities
  (cumulative)......................       35.2%         47.1%        63.4%       75.7%      103.0%     114.7%

AT DECEMBER 31, 2002
------------------------------------
Cumulative excess (deficiency) of
  rate sensitive assets over rate
  sensitive liabilities.............  $(181,167)    $(149,137)   $(123,122)  $ (74,557)  $  23,052   $ 72,774
                                      ---------     ---------    ---------   ---------   ---------   --------
Rate sensitive assets as a percent
  of rate sensitive liabilities
  (cumulative)......................       49.5%         58.6%        75.2%       85.6%      105.6%     110.7%

------------------------------

(1) Cumulative as to the amounts previously repriced or matured. Assets held for sale are reflected in the period in which sales are expected to take place. Securities classified as available for sale are shown at repricing/maturity intervals as if they are to be held to maturity as there is no definitive plan of disposition. These securities are shown at amortized cost.

LIQUIDITY AND CAPITAL RESOURCES

    Payments and prepayments on the Company's loan and mortgage-backed investment portfolios, sales of fixed rate residential loans, increases in deposits, borrowed funds and maturities of various investments comprise the Company's primary sources of liquidity. The Company is also a voluntary member of the FHLB of Boston and, as such, is entitled to borrow an amount up to the value of its qualified collateral that has not been pledged to outside sources. Qualified collateral generally consists of residential first mortgage loans, securities issued, insured or guaranteed by the U.S. Government or its agencies, and funds on deposit at the FHLB of Boston. Short-term advances may be used for any sound business purpose, while long-term advances may be used only for the purpose of providing funds to finance housing. At December 31, 2003, the Company had approximately $186,579,000 in unused borrowing capacity that is contingent upon the purchase of additional FHLB of Boston stock. Use of this borrowing capacity is also impacted by capital adequacy considerations.

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

    Non-performing assets were $1,523,000 at December 31, 2003, compared to $2,031,000 at December 31, 2002, a decrease of $508,000 or 25%. The Company's percentage of delinquent loans to total loans was 0.60% at December 31, 2003, as compared to 0.62% at December 31, 2002. Management believes that while delinquency rates and non-performing assets remain at relatively low levels, a sustained economic slowdown would likely result in future increases in problem assets and ultimately loan loss provisions. Management continues to monitor the overall economic environment and its potential effects on future credit quality on an ongoing basis.

    The Company's total stockholders' equity was $58,621,000 or 7.2% of total assets at December 31, 2003, compared with $57,780,000 or 6.4% of total assets at December 31, 2002. The change in stockholders' equity resulted from a combination of an increase in retained earnings and cash and related tax credits recorded in connection with the exercise of stock options, reduced by dividends declared and a net decrease in net unrealized gains on available-for-sale securities, net of taxes.

    Abington Bancorp Capital Trust issued $12,650,000 of 8.25% Trust Preferred Securities in June 1998. Under current regulatory guidelines, trust preferred securities are allowed to represent up to approximately 25% of the Company's Tier 1 capital with any excess amounts available as Tier 2 capital. As of December 31, 2002, all of these securities were included in Tier 1 capital. Prior to December 31, 2003, these securities were classified as mezzanine capital on the Company's consolidated balance sheet. Effective December 31, 2003, these Company obligated mandatorily redeembable securities were reclassified from mezzanine capital to other liabilities in conformity with FASB Interpretation No. 46R. The related interest cost of these securities, historically reported as non-interest expense is now reported as interest expense. Prior periods have been restated to conform to the current presentation.

    Bank regulatory authorities have established a capital measurement tool called "Tier 1" leverage capital. A 4.00% ratio of Tier 1 capital to assets now constitutes the minimum capital standard for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a "well-capitalized" classification. At December 31, 2003, the Company's Tier 1 leverage capital ratio was approximately 7.17%. In addition, regulatory authorities have also implemented risk-based capital guidelines requiring a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% (6.00% for "well-capitalized") and a minimum ratio of total capital to risk-weighted assets of 8.00% (10.00% for "well-capitalized"). At December 31, 2003, the Company's Tier 1 and total risk-based capital ratios were approximately 15.06% and 16.11%, respectively. The Bank is also categorized as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act of 1991 (F.D.I.C.I.A.) as of December 31, 2003. The Company is categorized as "well-capitalized" under the guidelines established by the Board of Governors of the Federal Reserve System as of December 31, 2003.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND LESS LIQUID ASSETS

    In connection with its operating activities, the Company enters into certain contractual obligations, as well as commitments to fund loans. The Company's future cash payments associated with its contractual obligations pursuant to its long-term debt and operating lease obligations as of December 31, 2003 are summarized below:

                                                             OVER         OVER
                                               WITHIN 1     1 YEAR      3 YEARS
                                                 YEAR     TO 3 YEARS   TO 5 YEARS   THEREAFTER    TOTAL
                                               --------   ----------   ----------   ----------   --------
                                                                 (DOLLARS IN THOUSANDS)
Borrowed funds(1)............................   $8,469      $10,000      $   --       $69,135    $ 87,604
Company obligated mandatorily redeemable
  securities.................................       --           --          --        13,041      13,041
Operating leases(2)..........................    1,375        2,855       2,504         3,776      10,510
                                                ------      -------      ------       -------    --------
                                                $9,844      $12,855      $2,504       $85,952    $111,155
                                                ======      =======      ======       =======    ========

------------------------

(1) See notes 9 and 10 to the consolidated financial statements.

(2) See note 12 to the consolidated financial statements.

    The Company's commitments associated with funding loans as of December 31, 2003 are summarized below. Since commitments may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

                                                             OVER         OVER
                                               WITHIN 1     1 YEAR      3 YEARS
                                                 YEAR     TO 3 YEARS   TO 5 YEARS   THEREAFTER    TOTAL
                                               --------   ----------   ----------   ----------   --------
                                                                 (DOLLARS IN THOUSANDS)
Commitments to grant loans(1)................  $21,436    $      --    $      --    $      --    $21,436
Commitments to advance funds under
  construction loan arrangements(1)..........    5,618           --           --           --      5,618
                                               -------    ---------    ---------    ---------    -------
                                               $27,054    $      --    $      --    $      --    $27,054
                                               =======    =========    =========    =========    =======

------------------------

(1) See Note 12 to the consolidated financial statements.

    The table above does not include commitments to extend credit for consumer loans or other commercial lines of credit in the amount of $44,170,000. Such commitments arise from agreements with customers for unused lines of credit on certain home equity loans or business lines of credit secured generally by all business assets, provided there is no violation of conditions established in the related agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage and customer creditworthiness (see Note 6 to the consolidated financial statements).

    At December 31, 2003, certain assets of the Company, such as real property, equipment and leasehold improvements, totaling $11,583,000 and intangibles of $9,789,000 were illiquid, although real property, if accepted by the FHLB, could be used to secure additional borrowings at approximately 50% of the lesser of the book or market value.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    New accounting policies adopted by the Company during 2003 and the expected impact of accounting standards recently issued are discussed in "Notes to Consolidated Financial Statements, Note 1--Summary of Significant Accounting Policies," included in Part IV, Item 15 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION--"Asset/Liability Management."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this item is included in a separate section of this report. See "Index to Consolidated Financial Statements" on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

ITEM 9A. CONTROLS AND PROCEDURES

    As of December 31, 2003, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation of these controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2003.

    There were no significant changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                             ABINGTON BANCORP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

                                                                PAGE
                                                              --------
Report of Independent Auditors..............................    F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 2003 and
    2002....................................................    F-3
  Consolidated Statements of Operations for each of the
    Three Years Ended December 31, 2003.....................    F-4
  Consolidated Statements of Changes in Stockholders' Equity
    for each of the Three Years Ended December 31, 2003.....    F-5
  Consolidated Statements of Comprehensive Income for each
    of the Three Years Ended
    December 31, 2003.......................................    F-6
  Consolidated Statements of Cash Flows for each of the
    Three Years Ended December 31, 2003.....................    F-7
  Notes to Consolidated Financial Statements................    F-8

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Abington Bancorp, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity, comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Abington Bancorp, Inc. and its subsidiaries (the "Corporation") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, effective January 1, 2001 the Corporation changed its method of accounting for the cost of incentives given to new customers. As also discussed in Note 1, the Corporation changed its method of accounting for goodwill and other intangible assets effective
January 1, 2002.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 26, 2004

ABINGTON BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
(DOLLARS IN THOUSANDS)                                          2003       2002
----------------------                                        --------   --------
ASSETS
Cash and due from banks.....................................  $ 27,536   $ 31,238
Short-term investments......................................     6,034     77,878
                                                              --------   --------
  Total cash and cash equivalents...........................    33,570    109,116
                                                              --------   --------
Loans held for sale.........................................    10,994     35,629
Securities:
Available for sale..........................................   343,236    352,339

Loans.......................................................   386,091    361,434
  Less: Allowance for loan losses...........................    (4,214)    (4,212)
                                                              --------   --------
    Loans, net..............................................   381,877    357,222
                                                              --------   --------
Federal Home Loan Bank stock, at cost.......................    14,042     14,042
Banking premises and equipment, net.........................    11,583     13,364
Goodwill....................................................     5,915      5,768
Intangibles.................................................     4,018      4,615
Bank-owned life insurance...................................     4,036      3,863
Other assets................................................     5,808      8,065
                                                              --------   --------
                                                              $815,079   $904,023
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits....................................................  $650,598   $646,628
Short-term borrowings.......................................     8,469     11,006
Long-term debt..............................................    79,135    167,009
Company obligated, mandatorily redeemable securities........    13,041     13,041
Accrued taxes and expenses..................................     2,537      2,657
Deferred tax liability......................................     1,198      4,132
Other liabilities...........................................     1,480      1,770
                                                              --------   --------
  Total liabilities.........................................   756,458    846,243
                                                              --------   --------
Commitments and contingencies (Note 12)
Stockholders' equity:
Serial preferred stock, $.10 par value, 3,000,000 shares
  authorized; none issued...................................        --         --
Common stock, $.10 par value, 12,000,000 shares authorized;
  5,872,280 shares issued in 2003 and 5,552,608 shares
  issued in 2002............................................       587        555
Additional paid-in capital..................................    39,615     34,340
Retained earnings...........................................    36,490     35,106
                                                              --------   --------
                                                                76,692     70,001
                                                              --------   --------
Treasury stock--1,852,000 shares in 2003 and
  1,807,000 shares in 2002, at cost.........................   (19,352)   (17,584)
Compensation plans..........................................      (225)       120
Net unrealized gain on available for sale securities, net of
  taxes.....................................................     1,506      5,243
                                                              --------   --------
  Total stockholders' equity................................    58,621     57,780
                                                              --------   --------
                                                              $815,079   $904,023
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2003        2002        2001
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)       ---------   ---------   ---------
Interest and dividend income:
  Interest and fees on loans................................  $  23,515   $  25,300   $  28,733
  Interest on mortgage-backed investments...................     13,697      17,306      15,069
  Interest on bonds and obligations.........................      1,162       1,979       4,034
  Dividend income...........................................        553         544         972
  Interest on short-term investments........................        374         397         121
                                                              ---------   ---------   ---------
    Total interest and dividend income......................     39,301      45,526      48,929
                                                              ---------   ---------   ---------
Interest expense:
  Interest on deposits......................................      8,235      10,802      14,697
  Interest on short-term borrowings.........................        455         176       1,216
  Interest on long-term debt................................      6,261      10,117      11,730
  Interest on company obligated mandatorily redeemable
    securities..............................................      1,120       1,120       1,120
                                                              ---------   ---------   ---------
    Total interest expense..................................     16,071      22,215      28,763
                                                              ---------   ---------   ---------
Net interest income.........................................     23,230      23,311      20,166
Provision for loan losses...................................        375         225       1,705
                                                              ---------   ---------   ---------
Net interest income after provisions for possible loan
  losses....................................................     22,855      23,086      18,461
                                                              ---------   ---------   ---------

Non-interest income:
  Loan servicing fees.......................................        225         225         255
  Customer service fees.....................................     10,531       8,679       7,949
  Gain (loss) on sales of securities, net...................        898        (157)     (1,723)
  Gain on sales of mortgage loans, net......................      5,743       4,338       2,888
  Net gain (loss) on sales and write-down of other real
    estate owned............................................         --         297          (2)
  Other.....................................................      1,124         369         402
                                                              ---------   ---------   ---------
    Total non-interest income...............................     18,521      13,751       9,769
                                                              ---------   ---------   ---------

Non-interest expense:
  Salaries and employee benefits............................     18,039      14,776      12,434
  Occupancy and equipment expenses..........................      4,884       3,869       4,032
  Prepayment penalty on borrowed funds......................      1,722          --          --
  Merger related expenses...................................        523          --          --
  Other non-interest expenses...............................     10,942       8,202       8,161
                                                              ---------   ---------   ---------
    Total non-interest expense..............................     36,110      26,847      24,627
                                                              ---------   ---------   ---------
Income before income taxes and cumulative effect of change
  in accounting principle...................................      5,266       9,990       3,603
Provision for income taxes..................................      2,186       3,816       1,273
                                                              ---------   ---------   ---------
Net income before cumulative effect of change in accounting
  principle.................................................      3,080       6,174       2,330
  Cumulative effect of change in accounting principle, net
    of tax of $200..........................................         --          --        (298)
                                                              ---------   ---------   ---------
  Net income................................................  $   3,080   $   6,174   $   2,032
                                                              =========   =========   =========
Earnings per share:
  Basic--
  Income before cumulative effect of change in accounting
    principle...............................................  $    0.80   $    1.83   $    0.75
  Cumulative effect of change in accounting principle.......         --          --       (0.10)
                                                              ---------   ---------   ---------
  Net income................................................  $    0.80   $    1.83   $    0.65
                                                              =========   =========   =========
  Weighted average common shares............................  3,852,000   3,371,000   3,105,000
                                                              =========   =========   =========
  Diluted--
  Income before cumulative effect of change in accounting
    principle...............................................  $    0.76   $    1.76   $    0.72
  Cumulative effect of change in accounting principle.......         --          --       (0.09)
                                                              ---------   ---------   ---------
  Net income................................................  $    0.76   $    1.76   $    0.63
                                                              =========   =========   =========
  Weighted average common shares and common share
    equivalents.............................................  4,035,000   3,510,000   3,228,000
                                                              =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                NET
                                                                                            UNREALIZED
                                                                                            GAIN (LOSS)
                                                                                                ON
                                                         ADDITIONAL                          AVAILABLE
                                               COMMON     PAID-IN     RETAINED   TREASURY    FOR SALE     COMPENSATION
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)   STOCK      CAPITAL     EARNINGS    STOCK     SECURITIES        PLANS        TOTAL
--------------------------------------------  --------   ----------   --------   --------   -----------   -------------   --------
Balance at December 31, 2000...............     $488      $22,915     $29,570    ($17,584)    ($1,195)        $ 111       $34,305

Net income as restated.....................       --           --       2,032         --           --            --         2,032
Exercise of stock options..................        4          166          --         --           --            --           170
Obligation related to directors' deferred
  stock plan...............................       --           --          --         --           --             9             9
Dividends declared ($.40 per share)........       --           --      (1,244)        --           --            --        (1,244)
Change in market value on available for sale
  securities, net of taxes.................       --           --          --         --        2,947            --         2,947
                                                ----      -------     -------    --------     -------         -----       -------

Balance at December 31, 2001 as restated...      492       23,081      30,358    (17,584)       1,752           120        38,219

Net income.................................       --           --       6,174         --           --            --         6,174
Issuance of stock for MAFN acquisition.....       51       10,368          --         --           --            --        10,419
Exercise of stock options..................       12          891          --         --           --            --           903
Increase in unrealized gain on available for
  sale securities, net of taxes............       --           --          --         --        3,491            --         3,491
Dividends declared ($.41 per share)........       --           --      (1,426)        --           --            --        (1,426)
                                                ----      -------     -------    --------     -------         -----       -------

Balance at December 31, 2002...............      555       34,340      35,106    (17,584)       5,243           120        57,780

Net income.................................       --           --       3,080         --           --            --         3,080
Exercise of stock options..................       32        5,275          --         --           --            --         5,307
Unearned compensation......................       --           --          --         --           --          (345)         (345)
Purchase treasury stock....................       --           --          --     (1,768)          --            --        (1,768)
Decrease in unrealized gain on available for
  sale securities, net of taxes............       --           --          --         --       (3,737)           --        (3,737)
Dividends declared ($.0.44 per share)......       --           --      (1,696)        --           --            --        (1,696)
                                                ----      -------     -------    --------     -------         -----       -------

Balance at December 31, 2003...............     $587      $39,615     $36,490    ($19,352)    $ 1,506         ($225)      $58,621
                                                ====      =======     =======    ========     =======         =====       =======

  The accompanying notes are an integral part of these consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
(DOLLARS IN THOUSANDS)                                        --------   --------   --------
Net income, as reported.....................................  $ 3,080     $6,174    $ 2,032
Unrealized (losses) gains on securities, net of tax
  provisions of ($1,698), $1,810 and $922, in 2003, 2002 and
  2001, respectively........................................   (3,153)     3,389      1,827
Less: Reclassification adjustment for securities gains
  (losses) included in net income, net of tax (benefits)
  provisions of $314, ($55) and ($603), in 2003, 2002 and
  2001, respectively........................................      584       (102)    (1,120)
                                                              -------     ------    -------
Comprehensive (loss) income.................................  $  (657)    $9,665    $ 4,979
                                                              =======     ======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
(DOLLARS IN THOUSANDS)                                          2003        2002        2001
----------------------                                        ---------   ---------   ---------
Cash flows from operating activities:
  Net income................................................  $   3,080   $   6,174   $   2,032
  Adjustments to reconcile net income to net cash from
    operating activities
    Provision for loan losses...............................        375         225       1,705
    Net (gain) loss on sales of other real estate owned.....         --        (297)          2
    Amortization, accretion and depreciation, net...........      5,330       3,742       2,693
    Provision (benefit) for (prepaid) deferred taxes........        (85)        596        (997)
    (Gain) loss on securities, net..........................       (898)        157       1,723
    Gain on sales of mortgage loans, net....................     (5,743)     (4,338)     (2,888)
    Loans originated for sale in the secondary market.......   (476,508)   (304,826)   (198,700)
    Proceeds from sales of loans............................    506,886     304,776     182,500
    Other, net..............................................      1,355     (18,496)     14,691
                                                              ---------   ---------   ---------
Net cash provided by (used in) operating activities.........     33,792     (12,287)      2,761
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Net cash received from Massachusetts Fincorp..............         --       4,493          --
  Proceeds from sales of available for sale securities......    142,292      30,570     133,355
  Proceeds from principal payments on and maturities of
    available for sale securities...........................    243,845     155,958     109,394
  Purchase of available for sale securities.................   (384,255)   (231,439)   (226,033)
  Loans (originated/purchased) paid, net....................    (26,057)     98,057     (12,386)
  Purchase of banking premises and equipment................       (793)     (2,706)     (1,576)
  Proceeds from sales of banking premises and equipment.....        159          --          --
  Proceeds from sales of other real estate owned............         --       1,146         353
                                                              ---------   ---------   ---------
Net cash (used in) provided by investing activities.........    (24,809)     56,079       3,107
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Net increase in deposits..................................      4,229      49,218      42,712
  Net (decrease) increase in borrowings with maturities of 3
    months or less..........................................     (2,537)        956     (31,516)
  Proceeds from issuance of short-term borrowings with
    maturities in excess of 3 months........................         --          --          --
  Principal payments on short-term borrowings with
    maturities in excess of 3 months........................         --          --     (10,000)
  Proceeds from issuance of long-term debt..................     10,000      35,000      75,000
  Principal payments on long-term debt......................    (97,426)    (74,003)    (54,067)
  Payment of cash dividends.................................     (1,678)     (1,326)     (1,209)
  Purchase of unearned ESOP stock...........................       (345)         --          --
  Proceeds from the exercise of stock options...............      3,228         903         179
                                                              ---------   ---------   ---------
Net cash (used in) provided by financing activities.........    (84,529)     10,748      21,099
                                                              ---------   ---------   ---------
Net (decrease) increase in cash and cash equivalents........    (75,546)     54,540      26,967
Cash and cash equivalents at beginning of year..............    109,116      54,576      27,609
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $  33,570   $ 109,116   $  54,576
                                                              =========   =========   =========
Supplemental cash flow information:
Interest paid on deposits...................................  $   8,287   $  10,758   $  14,676
Interest paid on borrowed funds.............................     10,634      10,589      15,961
Income taxes paid, net......................................        321       5,452       2,884
Transfers of loans to other real estate owned...............        238          --         355

Acquisition:
  Liabilities assumed.......................................  $      --   $ 119,586   $      --
  Equity proceeds...........................................         --      10,419          --
  Less: assets purchased....................................         --     117,070          --
  Premium paid..............................................         --       8,442          --
                                                              ---------   ---------   ---------
  Net cash received.........................................  $      --   $   4,493   $      --
                                                              =========   =========   =========

 The accompanying notes are an integral part of these consolidated statements.

ABINGTON BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

    The consolidated financial statements include the accounts of Abington Bancorp, Inc. (the "Company") (a Massachusetts corporation) and its wholly-owned subsidiaries, Abington Savings Bank (the "Bank") and Abington Bancorp Capital Trust (See Note 3). The Bank also includes its wholly-owned subsidiaries, Abington Securities Corporation, Mass Securities Corporation and Mass SEC Corp. II, which invest primarily in obligations of the United States Government and its agencies and equity securities, Old Colony Mortgage which originates and sells loans to investors on a servicing released basis (See Note 2), 70 Quincy Ave. LLC, which owns and operates a building in Quincy, which is also used as a bank branch and Holt Park Place Development Corporation and Norroway Pond Development Corporation, each typically owning properties being marketed for sale. The Company's primary business is serving as the holding company of the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

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

RECLASSIFICATIONS

    The Company reclassified its Company obligated manditorily redeemable securities from mezzanine capital to other liabilities and has included as interest expense related dividends associated with these securities, previously reported as non-interest expense to interest expense. This change was made pursuant to FIN 46R, issued in December 2003, a revision to FIN46, "Consolidation of Variable Interest Entities." The reclassification became effective on December 31, 2003 and prior periods have been restated to conform to the current presentation. The adoption of FIN 46R did not have any impact on the consolidated financial statements, results of operations or liquidity of the Company.

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

    The Company had no securities classified as trading securities or held for investment at December 31, 2003 and 2002.

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

    Funds for lending are partially derived from selling participating and whole interests in mortgage loans. Loans designated as held for sale are accounted for at the lower of their aggregate cost or market value. Gains or losses on sales of loans are recognized at the time of the sale.

    Of the total loan portfolio at December 31, 2003, approximately 18% represents owner-occupied first mortgages located outside of Massachusetts, throughout the United States. In this purchased loan portfolio, the Company owns approximately $7,463,000 of loans collateralized by residential properties located in Texas. No other concentration in any other states, except for Massachusetts, exceeds 2.5% of total loans.

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

    The allowance for loan losses as of December 31, 2003 is based on management's estimate of the amount required to absorb losses in the loan portfolio based on known current circumstances including real estate market conditions. Additionally, management assesses the risk of inherent but unidentified losses which are believed to exist based on evaluation of watched asset report trends and analysis, the results of which are reflected in current reserves. However, uncertainty exists as to future trends in the local economy and real estate market. If there is significant deterioration in the local economy the Company would expect increases in non-performing loans requiring additional provisions for loan losses and increased lost interest income on non-accrual loans.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

    On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under the provisions on SFAS No. 142 goodwill can no longer be amortized over its estimated useful life, but rather must be subject to an annual assessment for impairment by applying a fair-value based test. The Company's other intangible assets have finite lives and are amortized on a straight-line basis over their estimated lives of 7 to 10 years. There were no adjustments required for impairment based upon management's analysis as of December 31, 2003.

    Upon the adoption of SFAS 142 the Company ceased amortizing its goodwill. The pro forma effect of adoption of SFAS 142 to the 2001 results is shown in
Note 17.

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

    In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosure about the method of accounting for stock based compensation and the effect of the method on reported results.

    The Company continues to follow the intrinsic value method of accounting as prescribed by APB No. 25. The following table presents the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
Net income..................................................   $3,080     $6,174     $2,032
Add: Stock-based compensation expenses reported in net
  income, net of taxes......................................        2         35         --
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of tax................................................       11        167        252
                                                               ------     ------     ------
Pro forma net income........................................   $3,071     $6,042     $1,780
                                                               ======     ======     ======
Earnings per share:
  Basic:
    As reported.............................................   $ 0.80     $ 1.83     $ 0.65
    Pro forma...............................................   $ 0.80     $ 1.79     $ 0.57
  Diluted:
    As reported.............................................   $ 0.76     $ 1.76     $ 0.63
    Pro forma...............................................   $ 0.76     $ 1.72     $ 0.55

ACCOUNTING FOR CERTAIN INCENTIVES

    In December 2001, the Company elected to early adopt EITF Issue
No. 00-14--"Accounting for Certain Sales Incentives." This pronouncement provided additional guidance for the accounting for the cost of incentives given to customers to open new deposit accounts with the Bank. Under this guidance, the cost of the incentive should be charged to earnings on the date the account is opened (which is the date that the sales incentive is offered). This varies from the previous methodology used by the Company which was to defer this cost and amortize it to expense over the expected life of the deposit account relationship. The cumulative effect of this change in accounting principle was to write off the unamortized portion of previously capitalized incentives at January 1, 2001 totaling $298,000, net of tax.

RECENT ACCOUNTING PRONOUNCEMENTS

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

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 amends No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. Companies are able to eliminate a "ramp-up" effect that the SFAS No. 123 transition rule creates in the year of adoption. Companies can choose to elect a method that will provide for comparability amongst years reported. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The potential impact to the Company of adopting such accounting can be seen above under "Stock Based Compensation."

    In January 2003, the FASB issued FASB Interpretation no. 46 (FIN 46), "Consolidation of Variable Interest Entities." The objective of FIN 46 is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, results of operations of a VIE need to be included in a company's consolidated financial statements. In December 2003, the FASB issued FIN 46R, a revision to FIN 46. The objective of FIN 46R was to clarify some of the provisions of FIN 46. Based on FIN 46R, the Company deconsolidated its issuer trust (Abington Bancorp Capital Trust) as of December 31, 2003 and restated its historical financial statements.

    In April, 2003, the Financial Accounting Standards Board issued SFAS
No. 149, "Amendment of Statement 133 on Derivative and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain contracts that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. The Company has no material derivative instruments and the application of SFAS
No. 149 has no material impact on the Company's financial position or results of operation.

    In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," that improves financial statement disclosures for defined benefit plans. The change replaces existing FASB disclosure requirements for pensions. The Company discontinued its defined benefit program in 2000. Accordingly, SFAS No. 132 has no affect on the Company's financial condition or results of operations.

PENDING MERGER/SUBSEQUENT EVENT

    On October 21, 2003, the Company (Abington) and Seacoast Financial Services Corporation (Seacoast), jointly announced the execution of a definitive agreement whereby Seacoast will acquire Abington. Each share of Abington common stock will be exchanged for either $34 per share in cash, or 1.4468 shares of Seacoast common stock, subject to certain allocation procedures intended to ensure that 75% of Abington's shares will be exchanged for Seacoast common stock and 25% for cash. The transaction is expected to be completed during the second quarter of 2004, subject to the approval of Abington shareholders and regulators of both companies.

    On January 26, 2004, Seacoast entered into an agreement and plan of merger with Sovereign Bancorp, Inc. (Sovereign) under which Seacoast will be merged with and into Sovereign, with Sovereign the surviving corporation. Under the Sovereign/Seacoast merger agreement, stockholders of Seacoast

(which may include former stockholders of Abington should the Seacoast/Abington merger take place), subject to certain expectations, will receive shares of Sovereign common stock.

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

    The following table summarizes the allocation of purchase price to assets and liabilities acquired on September 13, 2002:

                                                           (DOLLARS IN THOUSANDS)
                                                           ----------------------
Cash and cash equivalents................................         $  4,493
Securities...............................................           26,860
Loans....................................................           83,932
Less: allowance for loan loss............................             (739)
Loans, net...............................................           83,193
FHLB Stock...............................................            1,142
Fixed assets.............................................            4,367
Goodwill intangible......................................            4,242
Core deposit intangible..................................            4,200
Other assets.............................................            1,508
                                                                  --------
                                                                  $130,005
                                                                  ========
Deposits.................................................         $ 99,951
Borrowed funds...........................................           14,548
Accrued and other liabilities............................            5,087
Equity...................................................           10,419
                                                                  --------
                                                                  $130,005
                                                                  ========

    Following is supplemental information, reflecting selected pro forma results as if the acquisition had been consummated as of January 1, 2001 (in thousands, except EPS):

                                                           FOR THE YEARS ENDED
                                                              DECEMBER 31,
                                                           -------------------
                                                             2002       2001
                                                           --------   --------
TOTAL REVENUE............................................  $64,829    $67,367
Income before cumulative effect of change in accounting
  principle..............................................    6,468      2,951
Net income...............................................    6,468      2,653
Diluted earnings per share (EPS).........................  $  1.84    $  0.82

    Total revenue includes net interest income and noninterest income.

3. GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE COMPANY'S JUNIOR SUBORDINATED DEBENTURES (TRUST PREFERRED SECURITIES)

    In May 1998, the Company formed a Delaware business trust, Abington Bancorp Capital Trust (the "Trust"). All of the common securities of this special purpose Trust are owned by the Company; the Trust exists solely to issue capital securities. Upon the adoption of FIN 46R, effective December 31, 2003, the Company deconsolidated the net assets and results of operations of the trust from its consolidated financial statements. The capital securities are separately presented in the consolidated balance sheet as Company obligated manditorily redeemable securities. The Trust has issued trust preferred securities and invested the net proceeds in junior subordinated deferrable interest debentures (subordinated debentures) issued to the Trust by the Company. The subordinated debentures are the sole assets of the Trust. The Company has the right to defer payment of interest on the subordinated debentures at any time, or from time to time, for periods not exceeding
5 years. If interest payments on the subordinated debentures are deferred, the distributions on the trust preferred securities are also deferred. Interest on the subordinated debentures is cumulative. The Company, through guarantees and agreements, has fully and unconditionally guaranteed all of the Trust's obligations under the trust preferred securities.

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

    The 8.25% trust preferred securities pay quarterly distributions which commenced in September 1998. The Trust issued 1,265,000 preferred shares ($10 per share liquidation value). Issuance costs consisting primarily of underwriting discounts and professional fees were capitalized and are being amortized through maturity to interest expense using the straight-line method. Distributions, including those accrued and accumulated, and amortization expense totaling $1,120,000 for 2003, 2002, and 2001 relating to these trust preferred securities is reflected in the statement of operations as interest expense.

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

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes as of December 31, 2003, that the Company and the Bank met all capital adequacy requirements to which they are subject. As of December 31,

2003, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. To be considered well-capitalized under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based capital ratios as set forth in the table below.

                                                                                                       WELL-CAPITALIZED
                                                                                                         UNDER PROMPT
                                                                                    FOR CAPITAL           CORRECTIVE
                                                                                     ADEQUACY               ACTION
                                                                                     PURPOSES             PROVISIONS
                                                           ACTUAL               -------------------   -------------------
                                                           AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                                                          --------   --------   --------   --------   --------   --------
                                                                              (DOLLARS IN THOUSANDS)
As of December 31, 2003:
Company
  Total capital (to risk-weighted assets)...............  $64,288     16.11%    $31,936      8.00%        N/A       N/A
  Tier 1 capital (to risk-weighted assets)..............  $60,074     15.06%    $15,968      4.00%        N/A       N/A
  Tier 1 capital (to ending assets).....................  $60,074      7.17%    $33,550      4.00%        N/A       N/A
Bank
  Total capital (to risk-weighted assets)...............  $61,608     14.91%    $33,049      8.00%    $41,311     10.00%
  Tier 1 capital (to risk-weighted assets)..............  $57,394     13.89%    $16,524      4.00%    $24,787      6.00%
  Tier 1 capital (to ending assets).....................  $57,394      6.84%    $33,550      4.00%    $41,937      5.00%

As of December 31, 2002:
Company
  Total capital (to risk-weighted assets)...............  $58,604     13.73%    $34,153      8.00%        N/A       N/A
  Tier 1 capital (to risk-weighted assets)..............  $54,392     12.74%    $17,077      4.00%        N/A       N/A
  Tier 1 capital (to ending assets).....................  $54,392      6.00%    $36,230      4.00%        N/A       N/A
Bank
  Total capital (to risk-weighted assets)...............  $58,253     13.06%    $35,931      8.00%    $44,914     10.00%
  Tier 1 capital (to risk-weighted assets)..............  $54,491     12.14%    $17,965      4.00%    $26,948      6.00%
  Tier 1 capital (to ending assets).....................  $54,491      6.01%    $36,229      4.00%    $45,286      5.00%

5.  SECURITIES

    The amortized cost and fair value of securities classified as available for sale at December 31, 2003 and 2002 are as follows:

                                                       2003               AT DECEMBER 31,               2002
                                              -----------------------                          -----------------------
                                  -----------------------------------------------------------------------------------------------
                                                GROSS        GROSS                               GROSS        GROSS
                                  AMORTIZED   UNREALIZED   UNREALIZED     FAIR     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                    COST        GAINS        LOSSES      VALUE       COST        GAINS        LOSSES      VALUE
                                  ---------   ----------   ----------   --------   ---------   ----------   ----------   --------
                                                                      (DOLLARS IN THOUSANDS)
Investment securities:
  U.S. Government obligations...  $    425      $    0       $    0     $    425   $    473      $   44        $  0      $    517
  Federal agency obligations....    28,296         219            0       28,515     48,485         820           0        49,305
  Other bonds and obligations...     2,288          23            2        2,309         35           0           0            35
                                  --------      ------       ------     --------   --------      ------        ----      --------
    Total investment
      securities................    31,009         242            2       31,249     48,993         864           0        49,857
                                  --------      ------       ------     --------   --------      ------        ----      --------
Mortgage-backed securities:
  Federal Home Loan Mortgage
    Corporation.................    69,250         544          371       69,423     53,007       1,280           8        54,279
  Federal National Mortgage
    Association.................   214,290       2,558          912      215,936    128,537       3,928         113       132,352
  Government National Mortgage
    Association.................     5,689          77            0        5,766      6,809         192          20         6,981
  Other.........................    20,599         265            2       20,862    106,407       2,512          49       108,870
                                  --------      ------       ------     --------   --------      ------        ----      --------
    Total mortgage-backed
      securities................   309,828       3,444        1,285      311,987    294,760       7,912         190       302,482
                                  --------      ------       ------     --------   --------      ------        ----      --------
                                  $340,837      $3,686       $1,287     $343,236   $343,753      $8,776        $190      $352,339
                                  ========      ======       ======     ========   ========      ======        ====      ========

    The following table shows the gross unrealized losses and fair values of investment securities aggregated by investment category, and the length of time individual investment securities have been in a continuous loss position, as of December 31, 2003.

                                      LESS THAN 12 MONTHS      12 MONTHS OR MORE             TOTAL
                                     ---------------------   ---------------------   ---------------------
                                                  GROSS                   GROSS                   GROSS
                                       FAIR     UNREALIZED     FAIR     UNREALIZED     FAIR     UNREALIZED
AVAILABLE FOR SALE                    VALUE       LOSSES      VALUE       LOSSES      VALUE       LOSSES
------------------                   --------   ----------   --------   ----------   --------   ----------
Other bonds and obligations........  $ 1,297       $  2      $    --       $ --      $ 1,297      $    2
Mortgage-backed securities.........   72,783        785       19,607        500       92,390       1,285
                                     -------       ----      -------       ----      -------      ------
Total..............................  $74,080       $787      $19,607       $500      $93,687      $1,287
                                     =======       ====      =======       ====      =======      ======

    The Company believes that these securities are only temporarily impaired and that the full principle will be collected as anticipated. There are five securities which have been in a loss position for more than 12 months. They are obligations of U.S. Government Agencies and are at a loss position because they were acquired when the general level of interest rates were lower than that on December 31, 2003.

    The amortized cost and fair value of investments and mortgage-backed securities, respectively, at December 31, 2003 by contractual maturity follows. Expected maturities or cash flows from securities will differ from contractual maturities because the issuer may have the right to call or repay obligations with or without call or prepayment penalties. Projected payments and prepayments for mortgage-backed securities have not been considered for purposes of this presentation.

INVESTMENT SECURITIES                        AMORTIZED COST   % TO TOTAL   FAIR VALUE
---------------------                        --------------   ----------   ----------
                                                      (DOLLARS IN THOUSANDS)
Within 1 year..............................     $12,152           39.2%      $12,249
Over 1 year to 5 years.....................      16,179           52.2%       16,301
Over 5 years to 10 years...................         425            1.4%          426
Over 10 years..............................       2,253            7.2%        2,274
                                                -------          -----       -------
                                                $31,009          100.0%      $31,250
                                                =======          =====       =======

MORTGAGE-BACKED SECURITIES                   AMORTIZED COST   % TO TOTAL   FAIR VALUE
--------------------------                   --------------   ----------   ----------
                                                      (DOLLARS IN THOUSANDS)
Over 5 years to 10 years...................     $108,208          34.9%     $108,807
Over 10 years..............................      201,620          65.1%      203,181
                                                --------         -----      --------
                                                $309,828         100.0%     $311,988
                                                ========         =====      ========

    There were no gains or losses on sales of marketable equity securities during 2003. Gross gains on sales of marketable equity securities were $216,000, and $847,000 for 2002 and 2001, respectively. There were losses of $710,000 and $2,122,000 on sales of equity securities in 2002 and 2001, respectively.

    Gross gains on sales of investment securities were $454,000, $447,000, and $536,000 for 2003, 2002, and 2001, respectively. Gross losses on sales of investment securities were $110,000 and $2,618,000 for 2002 and 2001, respectively. There were no losses on sales of investment securities in 2003.

    Proceeds from sales of mortgage-backed investments classified as available for sale during 2003 were $110,307,000. Gross gains of $696,000 were realized and gross losses of $252,000 were realized on those sales for 2003.

    There were no sales of mortgage-backed investments classified as available for sale during 2002. Proceeds from sales of mortgage-backed investments classified as available for sale during 2001 were $98,595,000. Gross gains of $1,641,000 were realized and gross losses of $7,000 were realized on those sales in 2001.

    All agency and mortgage-backed securities also serve as collateral for Federal Home Loan Bank borrowings as part of a blanket collateral agreement as further described in Note 9.

    At December 31, 2003 and 2002 securities with a carrying value of $11,524,000 and $11,226,000 were pledged as collateral on retail repurchase agreements.

6.  LOANS

    A summary of the loan portfolio follows:

                                                               DECEMBER 31,
                                                          -----------------------
                                                             2003         2002
                                                          ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
Mortgage loans:
  Residential...........................................   $186,906     $182,629
  Second mortgages and home equity......................     47,592       33,702
  Construction..........................................     18,835       20,324
  Commercial............................................    121,943      112,374
                                                           --------     --------
                                                            375,276      349,029
Less: Due to borrowers on incomplete loans..............     (6,496)      (4,992)
  Net deferred loan fees................................        234          (88)
                                                           --------     --------
    Total mortgage loans................................    369,014      343,949
                                                           --------     --------
Commercial loans:
  Secured and unsecured.................................      9,321        9,568
  Net deferred loan costs...............................         97           74
                                                           --------     --------
    Total commercial loans..............................      9,418        9,642
                                                           --------     --------
Other loans:
  Personal..............................................      1,188        1,239
  Passbook and other secured............................      6,466        6,569
  Home improvement......................................          5           35
                                                           --------     --------
    Total other loans...................................      7,659        7,843
                                                           --------     --------
Total loans.............................................    386,091      361,434
Less: allowance for loan losses.........................     (4,214)      (4,212)
                                                           --------     --------
Loans, net..............................................   $381,877     $357,222
                                                           ========     ========

    The above table includes unamortized purchase premium related to loans acquired from MAFN of $937,000 and $1,726,000 at December 31, 2003 and 2002, respectively.

    At December 31, 2003 and 2002, the Company also held approximately $10,994,000 and $35,629,000, respectively, of loans held for sale. At
December 31, 2003 and 2002, the estimated market values of loans held for sale was in excess of their carrying value. In addition, the Company was servicing mortgage loans sold under non-recourse agreements amounting to approximately $20,868,000 and $45,517,000 at December 31, 2003 and 2002, respectively.

    In the ordinary course of business, the Company has granted loans to certain of its officers and directors and their affiliates. All transactions are on substantially the same terms as those prevailing at the same time for individuals not affiliated with the Company and do not involve more than the normal risk of collectibility. The total amount of such loans which exceeded $60,000 in aggregate amounted to $168,000 at December 31, 2003, and $306,000 at December 31, 2002. During the year ended December 31, 2003, total principal additions were $25,000 and total principal reductions were $163,000.

    Additionally, all conforming residential mortgage loans (first-lien) and also first mortgages on residential property with four or more units (considered in commercial real estate above for financial reporting purposes) are considered collateral for FHLB borrowings as part of the blanket collateral agreement as further described in Note 9. These loans totaled approximately $197,104,000 and $238,076,000, at December 31, 2003 and 2002, respectively.

    The following analysis summarizes the Company's non-performing assets at December 31, 2003 and 2002:

                                                               DECEMBER 31,
                                                          -----------------------
                                                             2003         2002
                                                          ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
Impaired loans..........................................   $  1,285     $  2,024
Accruing loans past due 90 days or more as to principal
  or interest...........................................         --            7
                                                           --------     --------
  TOTAL NON-PERFORMING LOANS............................      1,285        2,031
                                                           --------     --------
Other real estate owned, net............................        238           --
                                                           --------     --------
  TOTAL NON-PERFORMING ASSETS...........................   $  1,523     $  2,031
                                                           ========     ========

    The recorded total investment in impaired loans was $1,285,000 and $2,031,000 at December 31, 2003 and 2002, respectively. At December 31, 2003 there were no impaired loans that required a specific allocation of the allowance for loan losses. Impaired loans totaling $3,432,000 at December 31, 2002 required an allocation of $2,181,000 of the allowance for loan losses. The average balance of impaired loans was approximately $1,881,000, $3,568,000 and $704,000 in 2003, 2002 and 2001, respectively. All loans identified as impaired are accounted for as non-accrual. The remaining impaired loans did not require any allocation of the allowance for possible loan losses. The total amount of interest income recognized on impaired loans during 2003, 2002 and 2001 was approximately $50,000, $108,000 and $39,000, respectively, which approximated the amount of cash received for interest during those periods. The Company has no commitments to lend additional funds to borrowers whose loans have been deemed to be impaired.

    An analysis of the allowance for loan losses follows:

                                                        YEARS ENDED DECEMBER 31,
                                                     ------------------------------
                                                       2003       2002       2001
                                                     --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
Balance at beginning of year.......................   $4,212    $ 5,482     $3,856
Allowance for loan losses acquired from
  Massachusetts Fincorp............................        0        739          0
Provision..........................................      375        225      1,705
Recoveries.........................................      171        162        164
                                                      ------    -------     ------
                                                       4,758      6,608      5,725
Loans charged-off..................................     (544)    (2,396)      (243)
                                                      ------    -------     ------
Balance at end of year.............................   $4,214    $ 4,212     $5,482
                                                      ======    =======     ======

7.  BANKING PREMISES AND EQUIPMENT

    A summary of the cost and accumulated depreciation of banking premises and equipment and their estimated useful lives is as follows:

                                                 DECEMBER 31,
                                            -----------------------   ESTIMATED USEFUL
                                               2003         2002           LIVES
                                            ----------   ----------   ----------------
                                            (DOLLARS IN THOUSANDS)
Land......................................   $  2,256     $  2,619
Buildings and improvements................      8,569        9,019    10-25 years
Leasehold improvements....................      2,445        2,489    10-15 years
Equipment.................................     16,165       15,466    3-10 years
                                             --------     --------
                                               29,435       29,593
Less accumulated depreciation.............    (17,852)     (16,229)
                                             --------     --------
                                             $ 11,583     $ 13,364
                                             ========     ========

    Depreciation expense for the years ended December 31, 2003, 2002 and 2001 amounted to $1,951,000, $1,644,000 and $2,274,000, respectively.

8.  DEPOSITS

    A summary of deposit balances, by type, is as follows:

                                                               DECEMBER 31,
                                                          -----------------------
                                                             2003         2002
                                                          ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
Demand..................................................   $102,724     $ 90,960
NOW.....................................................    108,942      105,047
Other savings...........................................    181,169      172,787
Money market deposits...................................     92,294       87,693
                                                           --------     --------
  Total non-certificate accounts........................    485,129      456,487

Term certificate accounts...............................    117,544      138,795
Term certificates greater than $100,000.................     47,925       51,346
                                                           --------     --------
Total certificate accounts..............................    165,469      190,141
                                                           --------     --------
Total deposits..........................................   $650,598     $646,628
                                                           ========     ========

    A summary of certificate accounts by maturity is as follows:

                                            2003                      2002
                                   -----------------------   -----------------------
                                                WEIGHTED                  WEIGHTED
                                    AMOUNT    AVERAGE RATE    AMOUNT    AVERAGE RATE
                                   --------   ------------   --------   ------------
                                                (DOLLARS IN THOUSANDS)
Within 1 year....................  $110,297       2.20%      $121,448       2.94%
Over 1 year to 3 years...........    42,148       3.81         58,502       4.14
Over 3 years to 5 years..........    13,024       3.90         10,191       4.50
                                   --------                  --------
                                   $165,469       2.70%      $190,141       3.39%
                                   ========                  ========

    Term certificate accounts include $96,000 and $355,000 of unamortized purchase premium at December 31, 2003 and 2002, respectively.

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

                                                     YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                    2003       2002       2001
                                                  --------   --------   --------
                                                      (DOLLARS IN THOUSANDS)
Maximum amount outstanding during the year......  $149,959   $18,287    $63,353
Average month-end balance outstanding during the
  year..........................................  $ 37,069   $ 9,460    $27,087
Average interest rate during the year...........      1.23%     1.86%      4.49%
Unused line of credit at FHLB...................  $  9,733   $ 9,733    $ 9,733
Amount outstanding at end of year...............  $  8,469   $11,006    $ 8,049
Weighted average interest rate at end of year...      0.90%     2.00%      2.47%

10. LONG-TERM DEBT

    A summary of long-term debt, consisting of FHLB advances with an original maturity of greater than 1 year, is as follows:

MATURITY DATE                                 INTEREST RATE     2003       2002
-------------                                 -------------   --------   --------
                                                    (DOLLARS IN THOUSANDS)
February 28, 2003...........................        2.65%     $     --   $ 10,000
April 6, 2003...............................        2.99            --      1,000
May 15, 2003................................        4.76            --      5,000
June 20, 2003...............................        4.35            --     10,000
November 14, 2003...........................        4.91            --      2,500
December 5, 2003 (callable December 5,
  2001).....................................        6.01            --     10,000
January 30, 2004............................        3.50            --     15,000
March 15, 2004..............................        3.91            --     10,000
June 22, 2004...............................        4.75            --     10,000
August 30, 2004 (callable August 30,
  2001).....................................        5.79            --      5,000
February 28, 2005...........................        1.96         5,000         --
February 28, 2006...........................        2.47         5,000         --
March 20, 2006 (callable December 20,
  2002).....................................        4.38            --      2,000
March 27, 2006 (callable March 26, 2003)....        4.54            --      5,000
March 20, 2007 (callable March 20, 2003)....        4.47            --      3,000
June 19, 2007 (callable June 19, 2003)......        3.99            --      3,500
June 15, 2009...............................        4.00            --         62
November 1, 2009 (callable February 1,
  2001).....................................        5.54         5,000      5,000
November 9, 2009 (callable November 9,
  2001).....................................        5.57        10,000     10,000
March 22, 2010 (callable March 21, 2001)....        6.12         5,000      5,000
April 12, 2010 (callable April 12, 2001)....        5.99         4,000      4,000
December 6, 2010 (callable June 5, 2001)....        5.43         5,000      5,000
January 24, 2011 (callable January 22,
  2002).....................................        4.50        10,000     10,000
March 14, 2011 (callable March 12, 2004)....        4.81        10,000     10,000
March 28, 2011 (callable March 26, 2002)....        3.99            --      5,000
April 11, 2011 (callable April 12, 2004)....        4.65        10,000     10,000
June 1, 2011 (callable June 1, 2004)........        4.99         5,000      5,000
September 6, 2011 (callable September 5,
  2006).....................................        4.88         5,000      5,000
December 9, 2017............................        5.66            --        500
September 25, 2023..........................        3.75           135         --
Unamortized purchase premium................                        --        447
                                                              --------   --------
                                                              $ 79,135   $167,009
                                                              ========   ========

11. INCOME TAXES

    The provision (benefit) for income taxes, including the tax effect of change in accounting principle in 2001, consists of the following:

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2003       2002       2001
                                                    --------   --------   --------
                                                        (DOLLARS IN THOUSANDS)
Current:
  Federal.........................................   $1,865     $2,764     $2,018
  State...........................................      406        456        252
                                                     ------     ------     ------
                                                      2,271      3,220      2,270
                                                     ------     ------     ------
Deferred:
  Federal.........................................      (63)       443       (741)
  State...........................................      (22)       153       (256)
                                                     ------     ------     ------
                                                        (85)       596       (997)
                                                     ------     ------     ------
TOTAL.............................................   $2,186     $3,816     $1,273
                                                     ======     ======     ======

    The reason for the differences between the statutory tax rates and the effective tax rate are summarized as follows:

                                                            YEARS ENDED DECEMBER, 31
                                                         ------------------------------
                                                           2003       2002       2001
                                                         --------   --------   --------
Statutory rate.........................................     34.0%     34.0%      34.0%
State taxes, net of federal benefit....................     4.85      4.00
Amortization of non-deductible goodwill................       --        --       1.70
Merger costs...........................................     3.38        --         --
Other, net.............................................    (0.72)    (0.20)     (0.40)
                                                          ------     -----      -----
                                                           41.51%     38.2%      35.3%
                                                          ======     =====      =====

    The components of net deferred taxes as recorded as of December 31, 2003 and 2002 are as follows (assets/(liabilities)):

                                                              DECEMBER 31,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
Loan loss reserves.....................................    $ 1,725      $ 1,645
Depreciation...........................................        722          851
Accrued pension........................................        299          229
Equity in partnership losses...........................     (1,674)      (1,699)
Core deposit intangible/goodwill.......................        (15)         (89)
Purchase accounting adjustment.........................     (1,644)      (2,091)
Capital losses.........................................         57          282
Other, net.............................................         77           93
                                                           -------      -------
                                                              (453)        (779)
Deferred tax liabilities applicable to net unrealized
  losses on securities.................................       (745)      (3,353)
                                                           -------      -------
Net deferred tax liability.............................    $(1,198)     $(4,132)
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

    The Company's exposure to credit loss is represented by the contractual amount or unpaid principal balance of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments reflected on the balance sheet. Financial instruments which represent credit risk at December 31, 2003 and 2002 are as follows:

                                                             AT DECEMBER 31,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
Contract amount of:
  Commitments to grant loans...........................    $21,436      $72,288
  Unadvanced funds on home equity lines of credit......     32,505       23,907
Unadvanced funds on other lines of credit..............     11,665       10,102
Commitments to advance funds under construction loan
  agreements...........................................      5,618        4,992
Standby letters of credit..............................         --          137

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

LEASE COMMITMENTS

    Pursuant to the terms of non-cancelable lease agreements, future minimum rent commitments for the next 5 years and thereafter are as follows at December 31, 2003:

YEAR                                                               AMOUNT
----                                                       ----------------------
                                                           (DOLLARS IN THOUSANDS)
2004.....................................................          $ 1,375
2005.....................................................            1,415
2006.....................................................            1,440
2007.....................................................            1,331
2008.....................................................            1,173
Thereafter...............................................            3,776
                                                                   -------
                                                                   $10,510
                                                                   =======

    Certain leases also contain renewal options (up to 10 years) and real estate tax escalation clauses. Rent expense for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $1,669,000, $1,107,000 and $640,000, respectively.

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

    Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Company. The total amount of dividends which may be paid at any date is generally limited to the undivided profits of the Company. Undivided profits (or retained earnings) at the Company totaled $36,490,000 at December 31, 2003. Additionally, future dividends, if any, will depend on the earnings of the Company and its subsidiaries, its need for funds, its financial condition, and other factors, including applicable government regulations. (See Note 4)

14. EMPLOYEE BENEFIT PLANS

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

    As part of the redesign of retirement benefits, the Bank added, effective in January 2001, a 3% automatic contribution to the 401(k) plan for all employees, even for employees who do not separately contribute to that plan. Such contribution is being made for all eligible participants based on their W-2 compensation. The expense for the year ended December 31, 2003, 2002 and 2001 was $735,000, $602,000 and $497,000, respectively.

    Net periodic pension expense for the plan year ended October 31, 2001, the measurement date, consisted of the following:

                                                               YEAR ENDED
                                                              DECEMBER 31,
(DOLLARS IN THOUSANDS)                                            2001
----------------------                                        -------------
Benefit obligation at beginning of year.....................     $3,730
  Service cost..............................................         --
  Interest cost.............................................        252
  Actuarial loss............................................        720
  Benefits paid.............................................     (1,133)
  Plan amendments...........................................         --
  Plan curtailments.........................................         --
                                                                 ------
Benefit obligation at end of year...........................      3,569
Accumulated benefit obligation..............................      3,569
Change in plan assets:
  Fair value of plan assets at beginning of year............      4,536
  Actual return on plan assets..............................        240
  Contributions.............................................         16
  Benefits paid.............................................     (1,133)
                                                                 ------
    Fair value of plan assets at end of year................      3,659
Funding status:
  Transition asset..........................................        (60)
  Deferred gain.............................................       (568)
  Accrued expense...........................................        537
                                                                 ------
    Funded status...........................................     $  (91)
                                                                 ======

                                                               YEAR ENDED
                                                              DECEMBER 31,
(DOLLARS IN THOUSANDS)                                            2001
----------------------                                        -------------
Components of net periodic benefit cost:
  Service cost..............................................     $   --
  Interest cost.............................................        252
  Expected return on plan assets............................       (159)
  Amortization of prior service cost........................         (7)
  Recognized net actuarial gain.............................        (48)
                                                                 ------
    Net periodic benefit cost...............................     $   38
                                                                 ======
Weighted average assumptions:
  Discount rate.............................................       5.25%
  Expected return on plan assets............................       4.00%
  Rate of compensation increase.............................         --

    The Bank has adopted a management incentive plan whereby designated officers and supervisors are eligible to receive a bonus, proportionate to their respective salary, if the Bank meets or exceeds certain base standards of profitability and net worth levels for its fiscal year. The structure of this plan is reviewed on an annual basis by the Board of Directors. The incentive bonus expense in 2003, 2002 and 2001 was approximately $403,000, $430,000 and $220,000, respectively.

15. OTHER NON-INTEREST EXPENSE

    Other non-interest expense consisted of the following:

                                                        YEARS ENDED DECEMBER 31,
                                                     ------------------------------
                                                       2003       2002       2001
                                                     --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
Professional services, including legal, audit and
  appraisal........................................  $ 2,283     $1,982     $1,755
EDP contract services, item processing and
  statement rendering..............................    1,824      1,574      1,409
Marketing..........................................    1,556      1,040      1,303
Deposit insurance..................................       73        120         90
Real estate in foreclosure and other real estate
  owned............................................      357        145        225
Amortization of intangible assets..................      597        314        451
Other..............................................    4,252      3,027      2,928
                                                     -------     ------     ------
                                                     $10,942     $8,202     $8,161
                                                     =======     ======     ======

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

                                              FOR THE YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                                2003        2002        2001
                                              ---------   ---------   ---------
Average Common Shares Outstanding...........  3,852,000   3,371,000   3,105,000
Weighted Average Dilutive Options...........    183,000     139,000     123,000
Fully Diluted Weighted Average Shares.......  4,035,000   3,510,000   3,228,000
Net income..................................  $   3,080   $   6,174   $   2,032
Basic earnings per share....................       0.80        1.83        0.65
Diluted earnings per share..................       0.76        1.76        0.63

    As result of the acquisition of MAFN, approximately 510,500 shares of Company common stock were issued and the majority of previously outstanding options to purchase the stock of MAFN were converted, using the formula presented in the merger agreement, to 80,145 options to acquire shares of the Company common stock at prices ranging from $7.13 to $8.84. These shares and share equivalents were included in the calculations shown above on a weighted average basis commencing September 13, 2002. The total common shares outstanding, excluding share equivalents on a fully diluted basis, at December 31, 2003 were approximately 4,020,000.

17. GOODWILL AND OTHER INTANGIBLES

    Upon the adoption of SFAS 142 on January 1, 2002 the Company ceased amortizing its goodwill, which decreased non-interest expense and increased net income in 2002 as compared to 2001. The following table shows the pro forma effects of applying SFAS 142 to the 2001 period.

                                                         FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                    ------------------------------
                                                      2003       2002       2001
                                                    --------   --------   --------
                                                    (DOLLARS IN THOUSANDS, EXCEPT
                                                           PER SHARE DATA)
As reported
  Net income......................................   $3,080     $6,174     $2,032
  Basic EPS.......................................     0.80       1.83       0.65
  Diluted EPS.....................................     0.76       1.76       0.63
Goodwill Amortization(2)..........................       --         --        178

Impact to EPS.....................................       --         --       0.05
Adjusted to exclude Amortization Expense
  Net Income......................................   $3,080     $6,174     $2,210
  Basic EPS.......................................     0.80       1.83       0.71
  Diluted EPS.....................................     0.76       1.76       0.68

------------------------

(2) Net of tax.

    At December 31, 2003, the Company's intangible assets are comprised of goodwill in the amount of $5,915,000 and core deposit intangibles of $4,018,000. Amortization on finite-lived intangibles amounted to $597,000, $317,000 and $177,000 for the years 2003, 2002 and 2001, respectively. Estimated amortization expense for the year ended December 31, 2004 is $560,000, $500,000 for the year ended December 31, 2005 and for each of the years ending December 31, 2006, 2007, and 2008 is $500,000.

    The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows (in thousands):

                                                  COMMUNITY   MORTGAGE
                                                   BANKING    BANKING     TOTAL
                                                  ---------   --------   --------
Balance as of December 31, 2002.................   $5,285       $483      $5,768
Goodwill adjustment.............................      147         --         147
                                                   ------       ----      ------
Balance as of December 31, 2003.................   $5,432       $483      $5,915
                                                   ======       ====      ======

18. STOCK OPTION PLAN

    The Company has several Qualified and Nonqualified Stock Options Incentive Plans (the "Stock Option Plans") which provide for the granting of options to certain officers, employees and non-employee directors of the Company. The options vest and become exercisable in accordance with the terms of the grant. All options granted become fully vested no later than the end of the ninth year.

                                                                           YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------------------------------------
                                                        2003                         2002                         2001
                                             --------------------------   --------------------------   --------------------------
                                             NUMBER OF   WEIGHTED AVG.    NUMBER OF   WEIGHTED AVG.    NUMBER OF   WEIGHTED AVG.
                                              OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                             ---------   --------------   ---------   --------------   ---------   --------------
Outstanding at beginning of year...........   524,753     $     12.46      521,800     $     11.43      478,400     $      8.18
Granted....................................    12,500           20.76       42,500           18.45       92,900           13.06
Granted MFAN acquisition...................         0            0.00       80,145            7.38
Exercised..................................  (316,615)          12.30     (117,692)           5.83
Canceled...................................   (37,322)          16.84       (2,000)          20.75      (49,500)           2.61
                                             --------                     --------                     --------
Outstanding at end of year.................   183,316     $     12.83      524,753     $     12.46      521,800     $     11.43
                                             ========                     ========                     ========
Exercisable at end of year.................   175,816     $     12.50      464,753     $     11.68      402,800     $     10.02
                                             ========                     ========                     ========
Option price per share.....................               $5.19-20.75                  $5.19-20.75                  $3.00-20.75
Weighted average fair value of options
  granted during the year..................               $      5.85                  $      4.77                  $      4.17

                                  OUTSTANDING OPTIONS                       EXERCISABLE OPTIONS
                        ---------------------------------------   ---------------------------------------
                                          WEIGHTED                                  WEIGHTED
                           OPTIONS         AVERAGE     WEIGHTED      OPTIONS         AVERAGE     WEIGHTED
                        OUTSTANDING AT    REMAINING    AVERAGE    OUTSTANDING AT    REMAINING    AVERAGE
RANGE OF                 DECEMBER 31,    CONTRACTUAL   EXERCISE    DECEMBER 31,    CONTRACTUAL   EXERCISE
EXERCISE PRICES              2003        LIFE (YRS.)    PRICE          2003        LIFE (YRS.)    PRICE
---------------         --------------   -----------   --------   --------------   -----------   --------
5.19-6.88                   23,000            1.20      $ 6.66        23,000            1.20      $ 6.66
7.13-11.20                  58,879            6.08        8.99        58,879            6.08        8.99
12.91-15.50                 62,118            6.00       14.08        62,118            6.00       14.08
18.94-20.75                 39,319            6.88       20.23        31,819            6.30       16.27
                           -------                                   -------
                           183,316            5.61      $12.83       175,816            5.45      $12.50
                           -------                                   -------

    Included in the above tables are 75,666 shares with a weighted average exercise price of $7.14 that were issued in conjunction the MAFN acquisition. There are 211,600 shares authorized for grant under the stock option plans at December 31, 2003. The Company accounts for stock options under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized when the stock options are granted.

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

    Had compensation cost for awards in 2003, 2002, and 2001 under the Bank's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Bank's net income and earnings per share would have been as follows:

                                                      2003        2002        2001
                                                    ---------   ---------   ---------
                                                    (DOLLARS IN THOUSANDS, EXCEPT IN
                                                             SHARE AMOUNTS)
Net income:
  As reported.....................................   $3,080      $6,174      $2,032
  Pro forma.......................................   $3,071      $6,042      $1,780
Earnings per share:
  As reported
    Basic.........................................   $ 0.80      $ 1.83      $ 0.65
    Diluted.......................................   $ 0.76      $ 1.76      $ 0.63
  Pro forma
    Basic.........................................   $ 0.80      $ 1.79      $ 0.57
    Diluted.......................................   $ 0.76      $ 1.72      $ 0.55

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

    The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                                                      2003       2002       2001
                                                    --------   --------   --------
Expected volatility...............................     25.00%     25.00%     32.52%
Risk-free interest rate...........................      3.99%      4.12%      4.95%
Terms of options..................................  7.0 yrs.   7.0 yrs.   7.0 yrs.
Expected dividend yield...........................      2.50%      2.50%      2.70%

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

    The Company recorded no ESOP expense for the years ended December 31, 2003, 2002 and 2001.

20. RESTRICTION ON CASH AND DUE FROM BANKS

    At December 31, 2003 and 2002, cash and due from banks included $15,668,00 and $12,675,000, respectively, to satisfy the reserve requirements of the Federal Reserve Bank.

21. STOCK REPURCHASE PROGRAM

    On January 28, 2003, the Company announced plans to purchase shares of its common stock on the open market and in negotiated purchases in the amount of approximately $800,000. The Abington Savings Bank Employee Stock Ownership Plan acquired 16,500 shares at a cost of $344,000 during 2003.

    On March 27, 1997, the Company announced that its Board of Directors had authorized the Company to repurchase up to 10% (375,000 shares) of its then outstanding common stock from time to time at prevailing market prices. On February 24, 1998, the Company announced that its Board of Directors had authorized the Company to repurchase an additional 10% (347,000) of its outstanding common stock, as adjusted for amounts remaining to be repurchased under the March 1997 plan. On March 25, 1999, the Board of Directors authorized the Company to repurchase an additional 10% (320,000) of its outstanding common stock, as adjusted for amounts remaining to be purchased under the previously authorized plans. The Board delegated to the discretion of the Company's senior management the authority to determine the timing of the repurchase program's commencement, subsequent purchases and the prices at which the repurchases will be made. There are approximately 109,000 shares of stock available for purchases as of December 31, 2003 under the plans. As of December 31, 2003, the Company had repurchased 932,600 shares of its common stock under these plans at a total cost of approximately $13,882,000.

    During 2003 certain executives of the bank elected to cancel options to satisfy the minimum tax withholding requirements on their option exercises. As a result the Company acquired 45,559 shares of its common stock at its then fair market value of approximately $1,768,000.

22. SUPPLEMENTAL EXECUTIVE RETIREMENT PROGRAM

    The Company has a non-cash supplemental executive retirement plan for an officer. Under this arrangement, the individual (or his beneficiary) is entitled to receive monthly retirement benefits for life, or a minimum of twenty years, whichever is longer, in amounts specified in the contract. Benefits commence upon retirement date which is deemed to be the age of sixty-five. If death occurs during employment with the Company, the individual designated as beneficiary will receive a distribution in two components, the first of which is an amount equal to 3 times the annual salary of the officer, as determined under the plan and the second of which is the aggregate of all accruals made by the Company with respect to the benefit up to the end of the preceding fiscal year. If the officer retires or terminates his employment (other than for cause) prior to age 60, he will receive a percentage of the benefit he would otherwise receive. In March 1998, the Company also purchased a single life annuity insurance policy. The contract was purchased at a cost of $2,863,184. The cash surrender value is earning a rate of return, with a guaranteed minimum rate of 4%. In addition, the Company has entered into a split dollar agreement with the officer, which requires that any death benefit be shared between the Company and the designated beneficiary, based on a predetermined schedule. The amounts due to the beneficiary as death benefits under the Plan are reduced to the extent death benefits under the insurance contract are remitted to such beneficiary. The obligation under the plan is being accrued over the expected employment period, through age 65. Approximately $162,000, $147,000, and $153,000 was charged to compensation expense in 2003, 2002 and 2001, respectively. Income related to the increased value of the insurance contract of $168,000, $167,000 and $161,000 was recognized as other non-interest income in 2003, 2002 and 2001, respectively. The contract values of $3,749,000 and $3,581,000, at December 31, 2003 and 2002, respectively, are reflected as Bank-owned life insurance--contract value in the Consolidated Balance Sheet.

    Additionally, in 2001 the Company established cash funded supplemental executive retirement plans for two other officers. The officers vest in the rights to these assets and accumulated earnings on the later of two years from the date of the agreement and five years from the date the officer commenced employment. The expense related to these cash funding arrangements was approximately $57,000 in 2003 and 2002.

23. DEFERRED STOCK COMPENSATION PLAN

    In 1998, the Company adopted a Deferred Stock Compensation Plan for directors (the "Plan") which, for those directors who elected to participate, would, in lieu of current cash payments, defer their compensation for attendance at various meetings of the Board of Directors until retirement or some future point in time to be determined. Furthermore, the deferred compensation is eligible to be paid only in shares of the Company's common stock, the units earned which are predetermined for a fixed 3 year period based upon the Board meeting fee schedule which was in effect as of July 1, 1998, divided by the stock price of the Company's common shares at the close of business on July 1, 1998. This price was $18.75 per share. On July 1, 2001, the price was changed as required by the Plan to $15.75 effective through July 1, 2004. The shares when earned are placed in a Rabbi Trust (the "Trust") which is administered by an independent trustee. The voting for these shares is controlled by the independent trustee although for accounting purposes the shares are reflected as treasury shares until such time as the shares are distributed. The expense associated with this plan is based upon the market value of the shares of stock earned on the date of the respective meeting. There are currently no directors who continue to participate in the Plan other than for dividends on accumulated balances. The amount of expense associated with this plan for 2003, 2002 and 2001 was $2,900, $3,500 and $9,000, respectively, which has been reflected as salaries expense with the corresponding liability pertaining to stock earned and not yet distributed is reflected in stockholders' equity. A total of 100,000 shares has been registered for the Plan. There are approximately 6,700, 9,600 and 8,800 shares earned and deferred as of December 31, 2003, 2002 and 2001, respectively.

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

    The carrying amount and estimated fair values of the Bank's financial instruments at December 31, 2003 and 2002 are represented as follows:

                                                                     AT DECEMBER 31,
                                                     -----------------------------------------------
                                                              2003                     2002
                                                     ----------------------   ----------------------
                                                      CARRYING                 CARRYING
                                                     OR NOTIONAL     FAIR     OR NOTIONAL     FAIR
                                                       AMOUNT       VALUE       AMOUNT       VALUE
                                                     -----------   --------   -----------   --------
                                                                 (DOLLARS IN THOUSANDS)
Financial instrument assets:

Cash and cash equivalents..........................    $ 33,570    $ 33,570     $109,116    $109,116
Securities.........................................     343,236     343,236      352,339     352,339
Loans, including held for sale, net................     392,871     394,204      392,851     402,616

Financial instrument liabilities:

Deposits...........................................     650,598     654,712      646,628     649,691
Short-term borrowings..............................       8,469       8,469       11,006      11,006
Long-term debt.....................................      79,135      81,499      167,009     184,097

Off-balance sheet financial instruments:

Commitments to grant loans.........................      21,436          --       72,288           3
Unadvanced funds on home equity lines of credit....      32,505          --       23,907          --
Unadvanced funds on other lines of credit..........      11,665          --       10,102          --
Commitments to advance funds under construction
  loan agreements..................................       5,618          --        4,992          --

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

                               BUSINESS SEGMENTS

               RECONCILIATION TO                  COMMUNITY    MORTGAGE
       CONSOLIDATED FINANCIAL INFORMATION          BANKING     BANKING     OTHER     ELIMINATIONS   CONSOLIDATED
------------------------------------------------  ----------   --------   --------   ------------   ------------
                                                                      (DOLLARS IN THOUSANDS)
DECEMBER 31, 2003:
  Securities, at market.........................   $343,236    $    --    $     --    $      --       $343,236
  Net loans and loans held for sale.............    392,810     10,994          --      (10,933)       392,871
  Total assets..................................    807,594     17,691      84,081      (94,287)       815,079
  Total deposits................................    657,904         --          --       (7,306)       650,598
  Total borrowings..............................     87,604     10,933          --      (10,933)        87,604
  Total liabilities.............................    737,307     12,838      24,552      (18,239)       756,458

  Total interest income.........................     38,882      1,237          15         (833)        39,301
  Total interest expense........................     14,966        818       1,120         (833)        16,071
  Net interest income...........................     23,916        419      (1,105)          --         23,230
  Provision for possible loan losses............        375         --          --           --            375
  Total non-interest income.....................     12,050      6,501         (30)      18,521
  Total non-interest expense....................     31,507      4,026         577           --         36,110
  Net income (loss).............................      2,631      1,729      (1,279)          (1)         3,080

DECEMBER 31, 2002:
Securities, at market...........................    352,339         --          --           --        352,339
  Net loans and loans held for sale.............    392,989     35,629          --      (35,767)       392,851
  Total assets..................................    902,259     40,426      68,361     (107,023)       904,023
  Total deposits................................    650,678         --          --       (4,050)       646,628
  Total borrowings..............................    178,015     35,767          --      (35,767)       178,015
  Total liabilities.............................    835,355     37,302      13,403      (39,817)       846,243

  Total interest income.........................     45,168      1,043          23         (708)        45,526
  Total interest expense........................     21,261        542       1,120         (708)        22,215
  Net interest income...........................     23,907        501      (1,097)          --         23,311
  Provision for possible loan losses............        225         --          --           --            225
  Total non-interest income.....................      9,413      4,383          --          (45)        13,751
  Total non-interest expense....................     23,575      3,272          --           --         26,847
  Net income (loss).............................      5,985        942        (726)         (27)         6,174

DECEMBER 31, 2001:
Securities, at market...........................    276,787         --          --           --        276,787
  Net loans and loans held for sale.............    403,530     22,705          --      (22,683)       403,552
  Total assets..................................    769,943     25,357      51,601      (77,215)       769,686
  Total deposits................................    500,319         --          --       (2,860)       497,459
  Total borrowings..............................    201,549     22,683          --      (22,683)       201,549
  Total liabilities.............................    720,067     23,395      13,548      (25,543)       731,467

  Total interest income.........................     48,907        667          18         (663)        48,929
  Total interest expense........................     27,749        557       1,120         (663)        28,763
  Net interest income...........................     21,158        110      (1,102)          --         20,166
  Provision for possible loan losses............      1,705         --          --           --          1,705
  Total non-interest income.....................      6,881      2,899          --          (11)         9,769
  Total non-interest expense....................     22,694      1,933          --           --         24,627
  Net income (loss).............................      2,173        595        (729)          (7)         2,032

26. PARENT COMPANY FINANCIAL STATEMENTS--ABINGTON BANCORP, INC.
(PARENT COMPANY ONLY)

                                 BALANCE SHEETS

                                                              DECEMBER 31,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
Assets:
  Cash and cash equivalents............................    $ 1,200      $   285
  Investment in subsidiaries...........................     72,003       73,230
  Other assets.........................................      1,905          441
                                                           -------      -------
    Total assets.......................................     75,108       73,956
                                                           =======      =======
Liabilities and stockholders' equity:
  Liabilities:
    Accrued expenses and other liabilities.............      3,446        3,135
    Junior subordinated deferrable interest
      debentures.......................................     13,041       13,041
                                                           -------      -------
      Total liabilities................................     16,487       16,176
                                                           -------      -------
Total stockholders' equity.............................     58,621       57,780
                                                           -------      -------
      Total liabilities and stockholders' equity.......    $75,108      $73,956
                                                           -------      -------

                              STATEMENTS OF INCOME

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2003       2002       2001
                                                    --------   --------   --------
                                                        (DOLLARS IN THOUSANDS)
Operating income:
  Dividends from subsidiaries.....................   $2,082     $1,032     $1,032
  Interest income.................................       15         21         18
                                                     ------     ------     ------
      Total operating income......................    2,097      1,053      1,050

  Operating expenses..............................      577          2
  Interest expense................................    1,120      1,152      1,152
                                                     ------     ------     ------

Income (loss) before income taxes and equity in
  undistributed earnings of subsidiaries..........      400       (101)      (102)
Income tax benefit................................     (402)      (374)      (373)
                                                     ------     ------     ------
Income before equity in undistributed earnings of
  subsidiaries....................................      802        273        271
Equity in undistributed earnings of
  subsidiaries....................................    2,278      5,901      1,761
                                                     ------     ------     ------
Net income........................................   $3,080     $6,174     $2,032
                                                     ------     ------     ------

                            STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 3,080    $ 6,174    $ 2,032
  Adjustments to reconcile net income to net cash from
    operating activities:
  Equity in undistributed earnings of subsidiaries..........   (2,278)    (5,901)    (1,761)
  Other, net................................................   (1,437)      (201)       445
                                                              -------    -------    -------
    Net cash (used in) provided by operating activities.....     (635)        72        716

Cash flows from financing activities:
  Proceeds from issuance of common stock....................    3,228        686        179
  Dividends on common stock.................................   (1,678)    (1,326)    (1,209)
                                                              -------    -------    -------
    Net cash provided by (used in) financing activities.....    1,550       (640)    (1,030)

Net increase (decrease) in cash and cash equivalents........      915       (568)      (314)
Cash and cash equivalents at beginning of year..............      285        853      1,167
                                                              -------    -------    -------
Cash and cash equivalents at end of year....................  $ 1,200    $   285    $   853
                                                              -------    -------    -------

27. QUARTERLY DATA (UNAUDITED)

    Operating results on a quarterly basis for the year ended December 31, 2003 and 2002 are as follows:

                                                               YEARS ENDED DECEMBER 31,
                             ---------------------------------------------------------------------------------------------
                                                 2003                                            2002
                             ---------------------------------------------   ---------------------------------------------
                              FOURTH       THIRD      SECOND       FIRST      FOURTH       THIRD      SECOND       FIRST
                              QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER
                             ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Interest and dividend
  income...................  $   8,807   $   9,336   $  10,548   $  10,610   $  10,833   $  11,327   $  11,630   $  11,736
Interest expense...........      3,043       3,755       4,694       4,577       4,884       5,089       6,044       6,198
                             ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Net interest income........      5,764       5,581       5,854       6,033       5,949       6,238       5,586       5,538
Provision for possible loan
  losses(a)................         --          --         375          --         150         100         (25)         --
                             ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Net interest income, after
  provision for possible
  loan losses..............      5,764       5,581       5,479       6,033       6,079       6,418       5,891       5,818
Non-interest income........      3,835       5,301       5,069       4,316       4,670       2,844       2,908       3,329
Non-interest expenses......       8167      10,365       9,075        8505       8,548(a)     6,549      5,974       5,776(b)
                             ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Income (loss) before income
  taxes....................      1,432         517       1,473       1,844       1,921       2,433       2,545       3,091
Provision (benefit) for
  income taxes.............        666         132         746         642         793         940         958       1,125
                             ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Net income (loss)..........        766         385         727       1,202       1,128       1,493       1,587       1,966
Basic earnings per share --

Net income (loss) per
  share....................       0.19        0.10        0.19        0.32        0.30        0.44        0.50        0.62

Weighted average common
  shares...................  3,956,000   3,888,000   3,798,000   3,763,000   3,736,000   3,374,000   3,191,000   3,182,000

Diluted earnings per share
  --

Net income (loss) per
  share....................  $    0.19   $    0.09   $    0.18   $    0.30   $    0.29   $    0.42   $    0.48   $    0.60

Weighted average common
  shares...................  4,138,000   4,079,000   3,970,000   3,955,000   3,918,000   3,519,000   3,326,000   3,276,000

--------------------------

(a) Includes non-recurring acquisition related charge of $330,000 and approximately $1.1 million increase attributable to increased mortgage company commissions and performance related incentives.

(b) Includes a $413,000 gain on the settlement of the pension program.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by Item 10 of this Form 10-K is incorporated by reference herein from the Company's Proxy Statement relating to the 2004 Annual Meeting of Stockholders of the Company.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by Item 11 of this Form 10-K is incorporated by reference herein from the Company's Proxy Statement relating to the 2004 Annual Meeting of Stockholders of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by Item 12 of this Form 10-K is incorporated by reference herein from the Company's Proxy Statement relating to the 2004 Annual Meeting of Stockholders of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by Item 13 of this Form 10-K is incorporated by reference herein from the Company's Proxy Statement relating to the 2004 Annual Meeting of Stockholders of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

    Information required by Item 14 of this Form 10-K is incorporated by reference herein from the Company's Proxy Statement relating to the 2004 Annual Meeting of Stockholders of the Company.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1.  Financial Statements:

           See "Index to Financial Statements" on Page F-1

       2.  Financial Statement Schedules:

           All financial statement schedules have been omitted because they are not applicable, the data is not significant or the required information is shown elsewhere in this report.

       3.  Exhibits:

           The Exhibit Index (which follows the signature page to this Annual Report) is incorporated herein by reference.

    (b) Reports on Form 8-K:

       The Company filed a report on Form 8-K on October 23, 2003 under
       Items 12 and 7 containing the Company's press release for the Company's results of operations for the quarter ended September 30, 2003. The release was included as an exhibit.

       The Company filed a report on Form 8-K on October 27, 2003 under Items 5 and 7 containing:

            (i) a copy of the Agreement and Plan of Merger between the Company and Seacoast Financial Services Corporation.

            (ii) A copy of the Form of Voting Agreement wherein certain officers and directors have committed to vote their shares in favor of the merger

           (iii) A copy of the press release summarizing the terms and conditions of the proposed acquisition of the Company by Seacoast Financial Services Corporation

    (c) Exhibits:

       See Item 15(a)(3) above.

    (d) Financial Statement Schedules:

       See Item 15(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ABINGTON BANCORP, INC.

Date: March 12, 2004                                   By:            /s/ JAMES P. MCDONOUGH
                                                            -----------------------------------------
                                                                        James P. McDonough
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints James P. McDonough, his true and lawful attorney-in-fact and gent with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing which he may deem necessary or advisable to be done in connection with this Form 10-K, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any substitute may lawfully do or cause to be done by virtue hereof.

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

                    NAME                                       TITLE                       DATE
                    ----                                       -----                       ----
           /s/ JAMES P. MCDONOUGH              President and Chief Executive
    ------------------------------------         Officer; Director                    March 12, 2004
             James P. McDonough                  (Principal Executive Officer)

              /s/ JAMES K. HUNT                Executive Vice President, Chief
    ------------------------------------         Financial Officer & Treasurer        March 12, 2004
                James K. Hunt                    (Principal Financial Officer)

             /s/ BRUCE G. ATWOOD
    ------------------------------------       Director                               March 12, 2004
               Bruce G. Atwood

            /s/ WILLIAM F. BORHEK
    ------------------------------------       Director                               March 12, 2004
              William F. Borhek

           /s/ RODNEY D. HENRIKSON
    ------------------------------------       Director                               March 12, 2004
             Rodney D. Henrikson

                    NAME                                       TITLE                       DATE
                    ----                                       -----                       ----
              /s/ ANN M. CARTER
    ------------------------------------       Director                               March 12, 2004
                Ann M. Carter

          /s/ JOHN P. O'HEARN, JR.
    ------------------------------------       Director                               March 12, 2004
            John P. O'Hearn, Jr.

           /s/ GORDON N. SANDERSON
    ------------------------------------       Director                               March 12, 2004
             Gordon N. Sanderson

              /s/ LAURA J. SEN
    ------------------------------------       Director                               March 12, 2004
                Laura J. Sen

             /s/ WAYNE P. SMITH
    ------------------------------------       Director                               March 12, 2004
               Wayne P. Smith

            /s/ JEFFREY S. STONE
    ------------------------------------       Director                               March 12, 2004
              Jeffrey S. Stone

                                  EXHIBIT INDEX

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

2.3 Agreement and Plan of Merger dated as of October 20, 2003 between Seacoast Financial Services Corporation, Coast Merger Sub Corporation and Abington Bancorp, Inc. incorporated by reference to the Company's Current Report on Form 8-K filed on October 27, 2003.

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

*10.5 (a) Abington Bancorp, Inc. Incentive and Nonqualified Stock Option Plan, as amended and restated to reflect holding company formation, incorporated by reference to the Company's Annual Report for the year ended December 31, 1996 on Form 10-K filed on March 31, 1997.

         (b) Amendment to Abington Bancorp, Inc. Incentive and Nonqualified Stock Option Plan, filed herewith.

*10.6 Senior Management Incentive Plan incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 28, 2000.

*10.7 Revised Long Term Performance Incentive Plan dated January 2000 incorporated by reference to the Company's Annual Report for the year ended December 31, 1999 on Form 10-K filed on March 28, 2000.

*10.9 Dividend Reinvestment and Stock Purchase Plan is incorporated by reference herein to the Company's Registration Statement on Form S-3, effective January 31, 1997.

*10.10 (a) Abington Bancorp, Inc. 1997 Incentive and Nonqualified Stock Option Plan, incorporated by reference herein to Appendix A to the Company's proxy statement relating to its special meeting in lieu of annual meeting held on June 17, 1997, filed with the Commission on April 29, 1997.

         (b) Amendment to Abington Bancorp, Inc. 1997 Incentive and Nonqualified Stock Option Plan, filed herewith.

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

*10.16 (a) Abington Bancorp, Inc. 2000 Incentive and Nonqualified Stock Option Plan, incorporated by reference herein to Appendix A to the Company's proxy statement relating to its annual meeting held on May 16, 2000, filed with the Commission on April 13, 2000.

         (b) Amendment to Abington Bancorp, Inc. 2000 Incentive and Nonqualified Stock Option Plan.

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

**10.24 Lease for office space located at Weymouth Woods Corporate Center, 97 Libbey Industrial Parkway, Weymouth, Massachusetts ("lease"), used for the Bank's principal and administrative offices, dated March 29, 2002, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 2002, filed on August 14, 2002.

*10.26 Special Termination Agreement dated as of October 24, 2002 by and between the Bank and Julie Jenkins, incorporated by reference to the Company's quarterly report on Form 10-Q for the third quarter of 2002 filed on November 14, 2002.

*10.27 Special Termination Agreement dated as of April 24, 2003 by and between the Bank and W. Cleveland Cogswell, incorporated by reference to the Company's quarterly report on Form 10-Q for the first quarter of 2003 filed on May 15, 2003.

*10.28 Special Severance Agreement dated as of May 12, 2003 by and between the Bank and Robert M. Lallo, incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of 2003 filed on August 14, 2003.

*10.29 Amendment Agreement dated as of October 20, 2003 by and among Seacoast Financial Services Corporation, Abington Bancorp, Inc., Abington Savings Bank and James P. McDonough, incorporated by reference to Seacoast Financial Services Corporation's Registration Statement on Form S-4 filed on December 19, 2003.

*10.30 Amendment Agreement dated as of October 20, 2003 by and among Seacoast Financial Services Corporation, Abington Bancorp, Inc., Abington Savings Bank and Kevin M. Tierney, incorporated by reference to Seacoast Financial Services Corporation's Registration Statement on Form S-4 filed on December 19, 2003.

*10.31 Abington Bancorp, Inc., 2003 Stock Incentive Plan, incorporated by reference to Appendix A to the Company's proxy statement for the annual meeting held on July 31, 2003, filed on June 27, 2003.

21.1     Subsidiaries of the Company, filed herewith

23.1     Consent of PricewaterhouseCoopers, filed herewith.

24.1     Power of Attorney is included on signature page.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1 Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

------------------------

  * Management contract or compensatory plan or arrangement.

 ** Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.